Form 10-Q
period 2014-03-31
SCYNEXIS INC
filed 2014-06-16
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36365

SCYNEXIS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2181648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3501 C Tricenter Boulevard Durham, North Carolina	27713
(Address of principal executive offices)	(Zip Code)

(919) 544-8600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 1, 2014, there were 8,502,055 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCYNEXIS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$650	$1,402
Accounts receivable, net of allowance for bad debts	900	719
Unbilled services	437	343
Prepaid expenses and other current assets	305	489

Total current assets	2,292	2,953

Property and equipment, net of accumulated depreciation	5,321	5,401
Deferred financing costs	1,608	2,144
Other assets	112	114
Deferred offering costs	3,645	1,775

Total assets	$12,978	$12,387

Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$2,660	$1,932
Accrued expenses	1,602	1,058
Deferred revenue, current portion	1,251	487
Current portion of long-term debt	15,000	15,000

Total current liabilities	20,513	18,477

Deferred revenue, net of current portion	1,426	1,144
Derivative liability	9,998	12,237
Deferred rent	1,466	1,481

Total liabilities	33,403	33,339

Commitments and contingencies (Note 5)

Series A convertible preferred stock, $0.001 par value, authorized 31,410 shares; 31,407 shares issued and outstanding as of March 31, 2014 and December 31, 2013	250	250
Series B convertible preferred stock, $0.001 par value, authorized 711,987 shares; 467,814 shares issued and outstanding as of March 31, 2014 and December 31, 2013	4,215	4,215
Series C convertible preferred stock, $0.001 par value, authorized 2,967,678 shares; 2,770,633 shares issued and outstanding as of March 31, 2014 and December 31, 2013	28,121	28,121
Series C-2 convertible preferred stock, $0.001 par value, authorized 2,347,826 shares; 2,347,826 shares issued and outstanding as of March 31, 2014 and December 31, 2013	13,500	13,500
Series D-1 convertible preferred stock, $0.001 par value, authorized 10,000,000 shares; 6,054,255 shares issued and outstanding as of March 31, 2014 and December 31, 2013	16,952	16,952
Series D-2 convertible preferred stock, $0.001 par value, authorized 10,000,000 shares; 6,131,338 and 5,742,697 shares issued and outstanding as of March 31, 2014 and December 31, 2013	25,752	24,119
Stockholders’ deficit:
Common stock, $0.001 par value, authorized 70,000,000 shares; 334,484 and 334,068 shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	3,650	5,168
Accumulated deficit	(112,865)	(113,277)

Total stockholders’ deficit	(109,215)	(108,109)

Total liabilities, convertible preferred stock, and stockholders’ deficit	$12,978	$12,387

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three months ended March 31,
	2014	2013
Revenue — related party	$1,822	$1,822
Revenue	2,883	2,973

Total revenue	4,705	4,795
Cost of revenue	3,960	4,148

Gross profit	745	647

Operating expenses:
Research and development	1,320	1,154
Selling, general and administrative	1,206	1,091
Gain on sale of asset	—	(514)

Total operating expenses	2,526	1,731
Loss from operations	(1,781)	(1,084)
Other income (expense):
Amortization of deferred financing costs and debt discount	(536)	(709)
Interest expense — related party	—	(226)
Interest expense	(44)	(50)
Derivative fair value adjustment	2,783	—
Other expense	(10)	—

Total other income (expense):	2,193	(985)

Net income (loss)	412	(2,069)
Deemed dividend for beneficial conversion feature on Series D-2 preferred stock	(909)	—
Deemed dividend for antidilution adjustments to convertible preferred stock	(214)	—
Accretion of convertible preferred stock	(510)	—

Net loss attributable to common stockholders	$(1,221)	$(2,069)

Per share information:
Net loss per common share, basic	$(3.65)	$(6.16)

Net loss per common share, diluted	$(6.57)	$(6.16)

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$412	$(2,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of asset, net of transaction expenses	—	(514)
Depreciation	308	347
Stock-based compensation expense	110	42
Amortization of deferred financing costs and debt discount	536	709

Change in fair value of derivative liability	(2,783)	—
Changes in deferred rent	(15)	(8)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(275)	(233)
Prepaid expenses, other assets, and deferred costs	186	(106)
Accounts payable and accrued expenses	635	(239)
Interest payable — related party	—	226
Deferred revenue	1,047	(6)

Net cash provided by (used in) operating activities	161	(1,851)

Cash flows from investing activities:
Proceeds from sale of asset, net of transaction expenses	—	514
Purchases of property and equipment	(74)	(266)

Net cash (used in) provided by investing activities	(74)	248

Cash flows from financing activities:
Proceeds from sale of preferred stock	544	—
Payments of deferred offering costs	(1,388)	—
Proceeds from exercise of stock options	5	—

Net cash used in financing activities	(839)	—
Decrease in cash and cash equivalents	(752)	(1,603)
Cash and cash equivalents, beginning of period	1,402	2,385

Cash and cash equivalents, end of period	$650	$782

Supplemental cash flow information:
Cash paid for interest	$45	$50

Noncash financing and investing activities:
Beneficial conversion feature on sale of Series D-2 preferred stock	$909	$—

Beneficial conversion feature for antidilution adjustment	$214	$—

Adjustment of preferred stock to redemption value	$510	$—

Deemed contribution of a loan guarantee	$—	$3,930

Issuance of warrants with preferred stock	$544	$—

Deferred offering costs included in accounts payable and accrued expenses	$1,715	$—

Equipment purchase in accounts payable and accrued expenses	$204	$45

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

(in thousands, except percentage, share and per share data)

1.	Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a pharmaceutical company, headquartered in Research Triangle Park, North Carolina, committed to the discovery, development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. The Company also offers its services and partnerships in the drug discovery and development phases, primarily in the form of integrated research teams consisting of medicinal, computational, analytical, and process scientists working on a collaborative basis with its customers on research projects.

Reverse stock-split

On March 17, 2014, the Company amended its amended and restated certificate of incorporation to implement a 1-for-4 reverse stock split of its common stock. The reverse stock split did not cause an adjustment to the par value or the authorized shares of the common stock. As a result of the reverse stock split, the Company adjusted the share amounts under its employee incentive plans, outstanding options and common stock warrant agreements with third parties.

On April 25, 2014, the Company amended its amended and restated certificate of incorporation to implement an additional 1-for-5.1 reverse stock split of its common stock. The reverse stock split did not cause an adjustment to the par value or the authorized shares of the common stock. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plans, outstanding options and common stock warrant agreements with third parties.

All disclosures of common shares and per common share data in the accompanying interim financial statements and related notes reflect these two reverse stock splits for all periods presented.

Initial public offering

On May 7, 2014, the Company completed an initial public offering (IPO) of its common stock. The Company sold an aggregate of 6,200,000 shares of common stock under the Registration Statement on Form S-1 at a public offering price of $10 per share. Net proceeds were approximately $54.8 million, after deducting underwriting discounts and commissions of $3.3 million and offering expenses of $3.9 million. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were converted into 1,691,884 shares of common stock and certain outstanding warrants were exercised for an additional 275,687 shares of common stock.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on April 30, 2014.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include: the accounts receivable allowance; valuation of the related-party deemed contribution; the fair value of the Company’s common stock used to measure stock-based compensation for options granted to employees and nonemployees and determine the fair value of common stock warrants; the fair value of convertible preferred stock; the fair value of the Company’s derivative liability; and the estimated useful lives of property and equipment.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with a bank, which exceeds insured limits, and accounts receivable and unbilled services. The Company performs ongoing credit evaluations of customer’s financial condition and does not require collateral.

Cash and Cash Equivalents

The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.

Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of amounts billed and unbilled under the Company’s service contracts with its customers. The Company extends credit to customers without requiring collateral. Accounts receivable are stated at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. The allowance for bad debts was $163 as of March 31, 2014 and December 31, 2013.

Deferred Financing Costs

Deferred financing costs are transaction costs associated with issuing debt as well as costs related to a deemed contribution for a guarantee from a related party. The Company recognizes these costs in the balance sheet as noncurrent assets. Deferred financing costs are amortized over the life of the related debt.

Deferred Offering Costs

Deferred offering costs are expenses related to the IPO. These costs consist of legal, accounting, printing, and filing fees that the Company capitalized, including fees incurred by the independent registered public accounting firm directly related to the offering. The deferred offering costs will be offset against IPO proceeds.

Revenue Recognition and Deferred Revenue

The Company derives the majority of its revenue from providing contract research and development services under fee for service arrangements. The Company also has entered into collaboration arrangements in exchange for non-refundable upfront payments and consideration as services are performed. These arrangements include multiple elements, such as the sale of licenses and the provision of services. Under these arrangements, the Company also is entitled to receive development milestone payments and royalties in the form of a designated percentage of product sales.

Revenue is recognized when all of the following conditions are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) fees are fixed or determinable, and (iv) collection of fees is reasonably assured.

When entering into an arrangement, the Company first determines whether the arrangement includes multiple deliverables and is subject to accounting guidance in ASC subtopic 605-25, Multiple-Element Arrangements. If the Company determines that an arrangement includes multiple elements, it determines whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting.

An element qualifies as a separate unit of accounting when the delivered element has standalone value to the customer. The Company’s arrangements do not include a general right of return relative to delivered elements. Any delivered elements that do not qualify as separate units of accounting are combined with other undelivered elements within the arrangement as a single unit of accounting. If the arrangement constitutes a single combined unit of accounting, the Company determines the revenue recognition method for the combined unit of accounting and recognizes the revenue over the period from inception through the date the last deliverable within the single unit of accounting is delivered.

The Company’s contract research and development services revenue is recognized in the period in which the services are performed. The Company historically has recognized milestone payments received on a straight-line basis over the remaining service period. No milestone payments were received in either period presented in the accompanying statements of operations. In arrangements that include license rights and other non-contingent deliverables, such as participation in a steering committee, these deliverables do not have standalone value because the non-contingent deliverables are dependent on the license rights. That is, the non-contingent deliverables would not have value without the license rights, and only the Company can perform the related services. Upfront license rights and non-contingent deliverables, such as participation in a steering committee, do not have standalone value as they are not sold separately and they cannot be resold. In addition, when non-contingent deliverables are sold with upfront license rights, the license rights do not represent the culmination of a separate earnings process. As such, the Company accounts for the license and the non-contingent deliverables as a single combined unit of accounting. Therefore, license revenue in the form of non-refundable upfront payments is deferred and recognized over the applicable relationship period, which historically has been the estimated period of the Company’s substantive performance obligations or the period the rights granted are in effect. The Company recognizes contingent event-based payments under license agreements when the payments are received. The Company recognized an immaterial amount of license revenue from the receipt of upfront payments in the accompanying statement of operations. The Company has not received any royalty payments to date.

The Company will recognize a milestone payment when earned if it is substantive and the Company has no ongoing performance obligations related to the milestone. A milestone payment is considered substantive if it: 1) is commensurate with either the Company’s performance to achieve the milestone or the enhanced value of the delivered item as a result of a specific outcome from the Company’s performance to achieve the milestone; 2) relates solely to past performance; and 3) is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration, within the arrangement.

Amounts received prior to satisfying all revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets.

The Company’s deferred revenue comprises upfront payments received and is recognized over the estimated relationship period. The Company received upfront payments of $313, $1,500 and $500 in August 2012, August 2013 and January 2014, respectively, which are recognized over periods of six months, 70 months and 48 months, respectively. For the three months ended March 31, 2014 and 2013, the Company recognized revenue from these upfront payments of $93 and $62, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

•	Level 1 — Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

•	Level 3 — Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

Research and Development

Major components of research and development costs include cash compensation, stock-based compensation, preclinical studies, clinical trial and related clinical manufacturing, drug development, materials and supplies, legal, regulatory compliance, and fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf.

Amortization of Deferred Financing Costs and Debt Discount

Amortization of deferred financing costs and debt discount includes the amortization of debt discount related to the warrants issued with the convertible notes (Note 4), the amortization of issuance costs related to the convertible notes, and amortization of the deferred financing costs related to a deemed contribution for a guarantee from a related party.

Comprehensive Income or Loss

The Company has no items of comprehensive income or loss other than net income or loss.

Income Taxes

The Company provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that the Company believes is more likely than not to be realized. The Company recognizes uncertain tax positions when the positions will be more likely than not sustained based solely upon the technical merits of the positions.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, officers, and directors based on the estimated fair values of the awards as of grant date. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service period.

The Company also accounts for equity instruments issued to non-employees using a fair value approach. The Company values equity instruments and stock options granted to employees using the Black-Scholes valuation model. The measurement of non-employee share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the term of the related financing or the period over which services are received. The Company estimates the fair value of common stock warrants granted to lenders at their intrinsic value, which is the estimated fair value of the common stock less the exercise price for the warrant.

Basic and Diluted Net Loss per Share of Common Stock

The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company’s convertible preferred stock were entitled to participate in dividends, when and if declared by the board of directors that were made to common stockholders, and as a result were considered participating securities.

3.	Property and Equipment

Property and equipment consists of the following:

	March 31, 2014	December 31, 2013
Equipment	$9,805	$9,577
Furniture and fixtures	378	378
Leasehold improvements	13,115	13,115

Total property and equipment	23,298	23,070
Less accumulated depreciation	17,977	17,669

Property and equipment, net	$5,321	$5,401

Depreciation expense for the three months ended March 31, 2014 and 2013 was $308 and $ 347, respectively.

4.	Debt Obligations

Credit Facility Agreement

In April 2010, the Company entered into a $15,000 credit facility agreement with HSBC Bank (the “2010 Credit Agreement”). The agreement comprised a $5,000 term loan and a $10,000 revolving credit facility. Borrowings under the 2010 Credit Agreement carry interest at a rate of London InterBank Offered Rate plus 0.95% per annum. The 2010 Credit Agreement required interest-only payments through March 2013 and was guaranteed by a related party that has an investment in the Company. All outstanding borrowings under the agreement were originally due on March 11, 2013. The 2010 Credit Agreement contained no financial covenants. On March 8, 2013, the Company entered into an agreement to amend the 2010 Credit Agreement with HSBC

Bank (the “2013 Credit Agreement”). The 2013 Credit Agreement requires interest-only payments through December 2014. All outstanding borrowings under the agreement were due on December 31, 2014. Other significant terms of the 2010 Credit Agreement remained the same, which includes the guarantee made by a related party that has an investment in the Company.

At the inception of the 2010 Credit Agreement, a deemed contribution in relation to the guarantee of the 2010 Credit Agreement was recognized as deferred financing costs and amortized over the life of the loan. The value of the guarantee was determined based on the difference between the loan’s stated interest rate and the interest rate that would apply if there had been no guarantee from the related party. The Company determined the value of the 2010 Credit Agreement guarantee to be $6,338, which was amortized over the original life of the loan.

The 2013 Credit Agreement represents a new loan, and the Company determined the value of the extended guarantee under the 2013 Credit Agreement to be $3,930, which is being amortized over the term of the 2013 Credit Agreement. The unamortized deferred financing costs of the deemed contribution related to the guarantee of the 2010 Credit Agreement amounting to $153 was expensed at the date of the amendment. For the three months ended March 31, 2014 and 2013, amortization of deferred financing costs was $536 and $709, respectively.

For the three months ended March 31, 2014 and 2013: the weighted-average interest rate was 1.19% and 1.37%, respectively; and the interest expense recognized was $44 and $50, respectively. As of March 31, 2014 and December 31, 2013, both the $5,000 term loan and the $10,000 revolving credit facility were outstanding under the 2013 Credit Agreement.

On March 17, 2014, the Company entered into an addendum to the guarantee agreement with the related party who guaranteed its 2013 Credit Agreement. Under this addendum, the Company agreed: (i) to use $7,500 of the proceeds from the Company’s planned IPO to repay a portion of the outstanding amounts under the 2013 Credit Agreement by June 30, 2014; (ii) to amend the 2013 Credit Agreement by June 30, 2014 to reduce the aggregate amount the Company may borrow to $7,500; and (iii) to repay all amounts owed under the 2013 Credit Agreement by December 31, 2014 in order to release the related party from its obligations under the guarantee.

As described in Note 14, on May 7, 2014, the entire outstanding balance of the 2013 Credit Agreement amounting to $15,000 plus accrued interest, was paid in full using the proceeds from the IPO.

Future Debt Maturities

Future debt maturities as of March 31, 2014 were as follows:

Due on December 31, 2014	$15,000

Total	$15,000

Note and Warrant Purchase Agreements

In December 2011, the Company executed a Note and Warrant Purchase Agreement (the “December 2011 Note and Warrant Agreement”) to issue convertible notes in an aggregate amount not to exceed $15,000. In 2011 and 2012, under the December 2011 Note and Warrant Agreement, the Company issued convertible notes (the “2011-2012 Notes”) with a total principal amount of $11,444 to related parties that hold investments in the Company. The 2011-2012 Notes included warrants to purchase 26,000 shares of the Company’s common stock at $0.20 per share. The 2011-2012 Notes were convertible into shares of the Company’s stock under various methods as stipulated in the agreement.

In June 2013, the Company executed another Note and Warrant Purchase Agreement (the “June 2013 Note and Warrant Agreement”) with certain existing lenders. Under the June 2013 Note and Warrant Agreement, the lenders agreed to loan to the Company up to $1,500 in exchange for convertible notes (the “June 2013 Notes”). The Company issued June 2013 Notes for an aggregate amount of $899. In addition, the Company agreed to issue warrants to purchase shares of the Company’s common stock upon the request of a majority of the noteholders. The June 2013 Notes were convertible into shares of the Company’s stock using similar methods described in the 2011-2012 Notes. In addition, the June 2013 Notes include conversion of the entire outstanding principal and interest balance into equity securities upon the closing of any equity financing at the option of the noteholders.

The 2011-2012 Notes and June 2013 Notes carried interest at a rate of 8% per annum and contained no financial covenants. The outstanding principal amount and unpaid accrued interest on the convertible notes issued under the December 2011 Note and Warrant Agreement and the June 2013 Note and Warrant Agreement were originally due on December 31, 2012 and December 31, 2013, respectively, contingent upon (i) the prior written consent of holders of at least 70% of the outstanding aggregated principal amount of the convertible notes issued under the same agreement, and (ii) the prior written consent of HSBC Bank for so long as any of the principal and interest related to the 2010 Credit Agreement or the 2013 Credit Agreement remained outstanding.

On the date of issuance, the fair value of warrants issued in the year ended December 31, 2012 under the December 2011 Note and Warrant Agreement was $328. The fair value of these warrants was accounted for as debt discount and amortized to expense over the stated term of the 2011-2012 Notes. The fair value of the obligation to issue warrants in connection with the June 2013 Notes was $1,168. The fair value of the obligation to issue warrants was $269 above the face value of the June 2013 Notes and this excess was expensed at issuance. The $899 remaining amount of the fair value of the obligation to issue warrants was accounted for as a debt discount and was amortized to expense over the term of the June 2013 Notes. The amount of the discount related to the 2011-2012 Notes’ warrants and the June 2013 Notes’ obligation to issue warrants that was amortized to expense for the three months ended March 31, 2014 and 2013 was $0 for both periods.

On December 11, 2013, the noteholders elected to convert the June 2013 Notes into shares of Series D-2 convertible preferred stock. Under the election, the outstanding principal and accrued interest balance of $899 and $33, respectively, was converted into 665,542 shares of Series D-2 convertible preferred stock at a conversion price of $1.40 per share. Consistent with the original terms of the June 2013 Notes, the conversion price was adjusted to $1.40 per share because the Company adjusted the conversion price of the 2011-2012 Notes in connection with the sale and issuance of shares of Series D-2 convertible preferred stock on December 11, 2013 (Note 6).

Also on December 11, 2013, the noteholders elected to convert the 2011-2012 Notes into shares of Series D-1 and Series D-2 convertible preferred stock. Under the election, the outstanding principal and accrued interest balance of $11,444 and $1,640, respectively, was converted into 6,054,255 shares of Series D-1 convertible preferred stock and 3,291,443 shares of Series D-2 preferred stock at a conversion price of $1.40 per share. The conversion price of the 2011-2012 Notes was adjusted to $1.40 per share in connection with the sale and issuance of shares of Series D-2 convertible preferred stock on December 11, 2013 (Note 6).

5.	Commitments and Contingencies

Leases

The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases. The Company’s lease for its primary North Carolina facility expires in 2019. The lease agreement includes a renewal option to extend the lease through March 31, 2024.

Rent expense was approximately $231 and $223 for the three months ended March 31, 2014 and 2013, respectively. Future minimum lease payments for all operating leases as of March 31, 2014 are as follows:

2014	$797
2015	1,075
2016	1,104
2017	1,123
2018	1,156
Thereafter	291

Total	$5,546

License Arrangement with Potential Future Expenditures

As of March 31, 2014, the Company had a license arrangement with Merck that involves potential future expenditures. Under the terms of the license agreement, Merck is eligible to receive milestone payments that could total $19,000 from the Company upon initiation of SCY-078, the Company’s lead product candidate, phase 2 and 3 clinical studies, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalties are mid- to high-single digits. The Company has two additional licensing agreements that could require it to make payments of up to $2,300 upon achievement of certain milestones by the Company.

6.	Convertible Preferred Stock

Convertible preferred stock has a par value $0.001 and was issued beginning in 2000. Each issuance is briefly described as follows:

Series A Convertible Preferred Stock (“Series A Preferred”)

In 2000, the Company issued 31,407 shares of Series A Preferred at $7.96 per share to its initial employees and consultants.

Series B Convertible Preferred Stock (“Series B Preferred”)

In 2000, the Company issued 600,999 shares of Series B Preferred at $9.01 per share in exchange for $2,200 in equipment, intellectual property, and conversion of existing debt, and $3,215 in cash, and incurred issuance costs of $43. Subsequently in 2000, the Company issued an additional 110,988 shares of Series B Preferred at $9.01 per share for cash. As part of the issuance of the Series C convertible preferred stock in June 2002, the holders of Series B Preferred agreed to modify the redemption feature of the Series B Preferred to eliminate this feature. As described below, 244,173 shares of Series B Preferred were mandatorily converted into common stock during 2012.

Series C Convertible Preferred Stock (“Series C Preferred”) and Warrants

The Company issued warrants to purchase 100,524 shares of Series C Preferred in conjunction with certain bridge loan financings during 2001 and the subsequent 2002 Series C Preferred financing. The warrants were issued with an exercise price of $0.01 per share. Two of the investors exercised such warrants during 2003.

In 2002, the Company issued 2,867,154 shares of Series C Preferred for $24,000 in cash and the conversion of approximately $4,513 of 4.5% convertible notes and accrued interest, less issuance costs of approximately $86. As described below, 197,045 shares of Series C Preferred were mandatorily converted into common stock during 2012. In January 2005, the remaining warrants to purchase 23,911 shares of Series C Preferred shares were exercised.

Series C-1 Convertible Preferred Stock (“Series C-1 Preferred”) and Warrants

In August 2004, the Company received cash of $3,200 for the issuance of 984,615 shares of Series C-1 Preferred. As described below, these Series C-1 Preferred shares were mandatorily converted into common stock during 2012.

In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Preferred in conjunction with a loan financing agreement. The warrants were issued with an exercise price of $3.25 per share and will expire on July 14, 2016. The fair value at the date of grant for these instruments was $459, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period. The Company recorded other income of $37 and $0 for the three months ended March 31, 2014 and 2013, respectively, related to the fair value adjustment for these warrants.

Series C-2 Convertible Preferred Stock (“Series C-2 Preferred”)

In March 2008, the Company received cash of $13,500 for the issuance of 2,347,826 shares of Series C-2 Preferred.

Series D-1 Convertible Preferred Stock (“Series D-1 Preferred) and Series D-2 Convertible Preferred Stock (“Series D-2 Preferred”)

On December 11, 2013, the Company entered into an agreement to sell 1,785,712 shares of Series D-2 Preferred at $1.40 per share for an aggregate price of $2,500 (the “Series D-2 Purchase Agreement”), less issuance costs of $95. With the sale of the Series D-2 Preferred on December 11, 2013 at a price of $1.40 per share, the antidilution provisions associated with the Series B Preferred, the Series C Preferred, the Series C-1 Preferred, and the Series C-2 Preferred were triggered. As of December 11, 2013, the conversion price of the Series B Preferred, the Series C Preferred, the Series C-1 Preferred, and the Series C-2 Preferred were reduced from $45.95, $51.77, $66.30, and $117.30, respectively, to $32.2912, $36.2386, $46.1101, and $78.9623, respectively.

The Series D-2 Purchase Agreement also included warrants to purchase 87,532 shares of the Company’s common stock at $0.20 per share. The fair value of the warrants on the date of issuance was $4,214, which was recorded as a discount to the Series D-2 Preferred. The fair value of the warrants was $1,714 above the face amount of the Series D-2 Preferred and this excess was expensed to derivative fair value adjustment at issuance. The Company calculated the fair value of the warrants as the difference between the estimated fair value of the common stock on December 11, 2013 of $48.35 per share and the exercise price per share of $0.20 multiplied by the number of shares of common stock issuable upon exercise of the warrants of 87,532. The Company determined that the warrants should be classified as a derivative liability and stated at fair value at each reporting period.

The Series D-2 Preferred was convertible into shares of common stock at a conversion price of $28.56 per share. Since the fair value of the common stock on December 11, 2013 was $48.35, the Company determined that the sale of the Series D-2 Preferred resulted in a beneficial conversion feature. The Company calculated the intrinsic value of the beneficial conversion feature as the difference between the estimated fair value of the common stock on December 11, 2013 of $48.35 per share and the effective conversion price per share of $0 multiplied by the number of shares of common stock issuable upon exercise of the warrants of 87,352. The intrinsic value was calculated at $4,232, which the Company recorded as a reduction to additional paid-in capital.

Concurrent with the sale of the Series D-2 Preferred, the Company modified the terms of the 2011-2012 Notes and the related warrants and the June 2013 Notes and related warrants (Note 4). Under the amendments, the outstanding principal and accrued interest balance was converted into Series D-1 Preferred and Series D-2 Preferred at a conversion price of $1.40 per share. As a result of the conversions, the Company issued 6,054,255 shares of Series D-1 Preferred and 3,956,985 shares of Series D-2 Preferred.

On January 31, 2014, the Company sold to related parties 388,641 shares of Series D-2 Preferred under the Series D-2 Purchase Agreement at $1.40 per share, for an aggregate price of $544. The sale also included warrants to purchase 19,048 shares of the Company’s common stock at $0.20 per share. The fair value of the warrants on the date of issuance was $906. The fair value of the warrants was $362 above the face amount of the Series D-2 Preferred and this excess was expensed to derivative fair value adjustment at issuance. The Company calculated the fair value of the warrants as the difference between the estimated fair value of the common stock on January 31, 2014 of $47.74 per share and the exercise price per share of $0.20 per share multiplied by the number of shares of common stock issuable upon exercise of the warrants of 19,048. The warrants are classified as a derivative liability and stated at fair value at each reporting period. With the sale of the Series D-2 Preferred on January 31, 2014 at a price of $1.40 per share, the antidilution provisions associated with the Series B Preferred, the Series C Preferred, the Series C-1 Preferred, and the Series C-2 Preferred were triggered. As of January 31, 2014, the conversion price of the Series B Preferred, the Series C Preferred, the Series C-1 Preferred, and the Series C-2 Preferred were reduced from $32.2912, $36.2386, $46.1101, and $78.9623, respectively, to $32.0076, $35.8917, $45.6062, and $77.9382, respectively.

Authorized, Issued, and Outstanding Preferred Shares

The following table summarizes authorized, issued, and outstanding preferred shares as of March 31, 2014:

	Authorized	Outstanding	Issue Price	Liquidation Preference
Series A Preferred	31,410	31,407	$7.96	$250
Series B Preferred	711,987	467,814	9.01	4,215
Series C Preferred	2,967,678	2,770,633	10.15	28,121
Series C-1 Preferred	3,076,923	—	3.25	—
Series C-2 Preferred	2,347,826	2,347,826	5.75	13,500
Series D-1 Preferred	10,000,000	6,054,255	1.40	16,952
Series D-2 Preferred	10,000,000	6,131,338	1.40	25,752

Total	29,135,824	17,803,273		$88,790

At March 31, 2014, the convertible preferred stock has been adjusted to reflect the liquidation values shown in the table above.

Preferred Stock Activity

The following table summarizes preferred stock activity for the three months ended March 31, 2014:

	Shares of
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series C-1 Convertible Preferred Stock	Series C-2 Convertible Preferred Stock	Series D-1 Convertible Preferred Stock	Series D-2 Convertible Preferred Stock
Balance, December 31, 2013	31,407	467,814	2,770,633	—	2,347,826	6,054,255	5,742,697
Issuance of Series D-2 Preferred	—	—	—	—	—	—	388,641

Balance, March 31, 2014	31,407	467,814	2,770,633	—	2,347,826	6,054,255	6,131,338

Automatic Conversion of Preferred Stock

On March 13, 2014, the Company amended and restated its certificate of incorporation to require the automatic conversion of the convertible preferred stock into common stock upon the completion of a public offering of common stock with gross proceeds of at least $20,000.

7.	Common Stock

Authorized, Issued, and Outstanding Common Shares

The Company’s common stock has a par value of $0.001 per share and consists of 70,000,000 authorized shares at March 31, 2014 and December 31, 2013, respectively, and 334,484 and 334,068 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively. The following table summarizes common stock shares activity for the three months ended March 31, 2014:

Shares of Common Stock
Balance, December 31, 2013	334,068
Exercise of stock options	416

Balance, March 31, 2014	334,484

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	As of	As of
	March 31, 2014	December 31, 2013
For conversion of Series A Preferred, Series B Preferred, Series C Preferred, Series C-2 Preferred, Series D-1 Preferred, and Series D-2 Preferred and exercise of warrants to purchase Series C-1 Preferred and subsequent conversion of the shares purchased	1,705,917	1,675,812
Outstanding stock options	184,240	137,610
Outstanding common stock warrants	276,304	257,242
For possible future issuance under stock option plan	2,687	49,734

Total common shares reserved for future issuance	2,169,148	2,120,398

Warrants issued from the Note and Warrant Purchase Agreements

The Company had outstanding common stock warrants issued in connection with the Note and Warrant Purchase Agreements the Company executed in December 2011 and June 2013 (Note 4).

The 2011-2012 Notes included warrants to purchase 26,000 shares of the Company’s common stock at $0.20 per share. The warrants could be exercised for shares of common stock, in accordance with the Note and Warrant Purchase Agreements, at the earliest of:

(i)	The date the related convertible notes were converted,

(ii)	The date the related convertible notes were repaid or prepaid in full, and

(iii)	June 30, 2012.

These warrants would expire on June 30, 2017, and would terminate unless exercised prior to an IPO. The number of shares of common stock that may be purchased by exercising the warrants is calculated as follows:

•	If a related convertible note is converted pursuant to and in accordance with the terms within the Note and Warrant Purchase Agreements (Note 4), then the number of shares of common stock shall be equal to the quotient of (A) the product of (i) 20% multiplied by (ii) the principal amount of the convertible note divided by (B) the applicable per share conversion price at which the related convertible note is so converted; or

•	If a related convertible note is repaid or prepaid in full prior to the conversion thereof pursuant to and in accordance with the terms within the Note and Warrant Purchase Agreements (Note 4), then the number of shares of common stock shall be equal to the quotient of (A) the product of (i) 20% multiplied by (ii) the principal amount of the convertible note divided by (B) $87.98 (subject to proportionate adjustment upon any adjustment to the Series D-1 Preferred or Series D-2 Preferred conversion price); or

•	If a warrant is first exercised at any time after June 30, 2012, and such first exercise of the warrant occurs prior to the conversion, repayment or prepayment of the related convertible note pursuant to and in accordance with the terms within the Note and Warrant Purchase Agreements (Note 4), then the number of shares of common stock shall be equal to the quotient of (A) the product of (i) 20% multiplied by (ii) the principal amount of the convertible note divided by (B) $87.98 (subject to proportionate adjustment upon any adjustment to the Series D-1 Preferred or Series D-2 Preferred conversion price).

On December 11, 2013, holders of the June 2013 Notes, under the June 2013 Note and Warrant Agreement, exercised their rights under the June 2013 Note and Warrant Agreement to receive warrants to purchase shares of the Company’s common stock. As a result of this exercise, the Company issued warrants to purchase 88,987 shares of the Company’s common stock to the holders of the June 2013 Notes at an exercise price of $0.20 per share. These warrants were exercisable until June 28, 2018, and would terminate unless exercised prior to an IPO.

On December 11, 2013, in connection with the Series D-2 Purchase Agreement (Note 6), the Company issued warrants to purchase 87,532 shares of the Company’s common stock at an exercise price of $0.20 per share. These warrants were exercisable until December 11, 2018. In addition, as a result of the conversion of the principal and interest outstanding on the 2011-2012 Notes into Series D-1 Preferred and Series D-2 Preferred (Note 6), in accordance with the amended terms of the agreement, the number of common shares underlying the warrants issued in connection with the 2011-2012 Notes was increased by 54,120 to a total of 80,120.

There were no warrants exercised during the three month periods ended March 31, 2014 and 2013.

These warrants meet the definition of a derivative financial instrument and are accounted for as derivatives. The combined fair values of the common stock warrant derivative liabilities, including warrants issued with the sale of Series D-2 Preferred, are $9,998 and $12,200 as of March 31, 2014 and December 31, 2013, respectively, and are recorded as a long-term derivative liability in the accompanying balance sheets. The Company recorded other income of $3,108 and other income/loss of $0 for the three months ended March 31, 2014 and 2013, respectively, related to the fair value adjustment of the long-term derivative liability for common stock warrants.

8.	Stock-based Compensation

2009 Stock Option Plan

The Company has a share-based compensation plan (the “2009 Stock Option Plan”) under which the Company may grant options to purchase shares of common stock to employees, directors, and consultants as either incentive stock options or nonqualified stock options. Incentive stock options may be granted with exercise prices not less than 100% to 110% of the fair market value of the common stock. Options granted under the plan generally vest over three to four years and expire in 10 years from the date of grant.

The compensation cost that has been charged against income for stock awards under 2009 Stock Option Plan for the three months ended March 31, 2014 and 2013 was $110 and $42, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $0 for the three months ended March 31, 2014 and 2013. Cash received or receivable from options exercised was $5 and $5 for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations:

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$13	$11
Research and development	62	7
Selling, general and administrative	35	24

	$110	$42

2014 Equity Incentive Plan

In February 2014, the Company’s board of directors adopted the 2014 Equity Incentive Plan, which was subsequently ratified by its stockholders and became effective on May 2, 2014 (the “Effective Date”). The 2014 Equity Incentive Plan is the successor to and continuation of the 2009 Stock Option Plan. On the effective date, no additional awards will be granted under the 2009 Stock Option Plan, and all stock awards granted under the 2009 Stock Option Plan will remain subject to the terms of the 2009 Stock Option Plan. All awards granted on and after the effective date will be subject to the terms of the 2014 Equity Incentive Plan. The 2014 Equity Incentive Plan provides for the grant of the following awards: (i) incentive Stock Options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. Employees, directors, and consultants are eligible to receive awards.

Under the 2014 Equity Incentive Plan, the aggregate number of shares of common stock that may be issued from and after the effective date (or the “share reserve”) will not exceed the sum of 257,352 new shares, the shares that represented the 2009 Stock Option Plan’s available reserve on the effective date, and any returning shares from the 2009 Stock Option Plan. The share reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2015 and ending on January 1, 2024, in an amount equal to 4.0% of the total number of shares of Capital Stock outstanding on December 31st of the preceding calendar year. The board of directors may act prior to January 1st of a given year to provide that there will be no increase in the share reserve or that the increase will be a lesser number of shares than would otherwise occur.

2014 Employee Stock Purchase Plan

In February 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”), which was subsequently ratified by the Company’s stockholders and became effective on May 2, 2014. The purpose of the ESPP is to provide means by which eligible employees and certain designated related corporations may be given an opportunity to purchase shares of the Company’s common stock, and to seek and retain services of new and existing employees and to provide incentives for such persons to exert maximum efforts for the success of the Company. Common stock that may be issued under the ESPP will not exceed 47,794 shares, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of ten years, commencing on January 1, 2015 and ending on January 1, 2024, in an amount equal to the lesser of (i) 0.8% of the total number of shares of outstanding common stock on December 31 of the preceding calendar year, and (ii) 29,411 shares of common stock. Similar to the 2014 Equity Incentive Plan, the board of directors may act prior to January 1st of a given year to provide that there will be no increase in the share reserve or that the increase will be a lesser number of shares than would otherwise occur. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

9.	Income Taxes

The Company did not record a federal or state income tax benefit for the three months ended March 31, 2014 and 2013 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

10.	Net Loss Per Share

The Company uses the two-class method to compute net loss per share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities when calculating diluted earnings per share. Under the “treasury stock” method, it is assumed that the warrants and options were exercised at the beginning of the period and that the funds obtained from the exercise were used to reacquire the Company’s common stock at the average market price for the period. Under the “if-converted” method, it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period.

The following table summarizes the computation of basic and diluted net loss per share attributable to the Company’s common stockholders:

	Three months ended March 31,
	2014	2013
Net Income/(loss)	$412	$(2,069)
Deemed dividend for beneficial conversion feature on Series D-2 Preferred	(909)	—
Deemed dividend for antidilution adjustments to convertible preferred stock	(214)	—
Accretion of convertible preferred stock	(510)	—

Net loss attributable to common stock - basic	$(1,221)	$(2,069)
Derivative fair value adjustment	(2,783)	—

Net loss attributable to common stock - diluted	$(4,004)	$(2,069)

Weighted-average common shares outstanding - basic	334,086	335,782
Allocation of common stock warrants as participating securities	274,988	—

Weighted-average of outstanding common stock - diluted	609,075	335,782

Net loss per share
Basic EPS	$(3.65)	$(6.16)
Diluted EPS	$(6.57)	$(6.16)

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Convertible preferred stock:
Series A Preferred	6,149	6,149
Series B Preferred	131,685	93,568
Series C Preferred	783,515	554,181
Series C-2 Preferred	173,213	119,958
Series D-1 Preferred	296,773	—
Series D-2 Preferred	300,549	—
Warrants to purchase Series C-1 Preferred	14,033	9,847
Warrants to purchase common stock	—	26,603
Stock options	184,240	152,464
Convertible notes	—	430,493

11.	Related-Party Transactions

The Company had transactions with related parties as follows:

	Three Months Ended March 31,
	2014	2013
Revenue	$1,822	$1,822
Travel expense	16	10

Sanofi owns 100% of a subsidiary that is a customer of the Company. Both Sanofi and the subsidiary have an investment in the Company. The Company’s related-party revenue with the subsidiary composed 39% and 38% of total revenue as of March 31, 2014 and 2013, respectively.

12.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, unbilled services, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of March 31, 2014 and December 31, 2013:

	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability — Series C-1 warrants	$—	$—	$—	$—
Derivative liability — common stock warrants	9,998	—	—	9,998

Total derivative liability	$9,998	$—	$—	$9,998

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability — Series C-1 warrants	$37	$—	$—	$37
Derivative liability — common stock warrants	12,200			$12,200

Total derivative liability	$12,237	$—	$—	$12,237

The Company’s derivative liabilities are the only balance sheet amounts that are measured at fair value on a recurring basis. The fair value of these warrant derivatives is based on a valuation of the Company’s common stock. In order to determine the fair value of the Company’s common stock, the Company used a probability-weighted expected return method, or PWERM. Significant inputs for the PWERM included an estimate of the Company’s equity value, a weighted average cost of capital and an estimated probability and timing for each valuation scenario.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Three months ended March 31, 2014
Beginning balance, December 31, 2013	$12,237
Issuance of warrants	544
Excess of fair value of warrants over proceeds	362
Adjustment to fair value	(3,145)

Ending balance, March 31, 2014	$9,998

13.	Significant Agreements

In August 2013, the Company entered into a development, license, and supply agreement with R-Pharm, CJSC (“R-Pharm”), granting it exclusive rights to develop and commercialize an anti-fungal drug (SCY-078) in the field of human health in Russia and certain smaller non-core markets. The Company received an upfront payment of $1,500, and is entitled to receive payments on contingent events, including 1) a development milestone payment of $3,000 upon the first registration of SCY-078 in any country covered by the agreement; 2) sales-based payments of up to $15,000 upon R-Pharm’s achievement of specified targets for cumulative net sales of SCY-078; and 3) percentage royalties of up to the mid-teens on SCY-078 net sales.

The Company deferred the upfront payment received and is recognizing it over the estimated relationship period of 70 months, which includes the product development period and an additional period during which the Company is required to participate in a product development committee. The development milestone payment is considered substantive and will be recognized when R-Pharm achieves certain specified milestones.

The sales-based payments will not be recognized until the Company 1) receives the payments, and 2) has no continuing performance obligations. If the Company has any continuing performance obligations when the sales-based payments are received, those payments will be deferred and recognized over the remaining period of continuing performance obligations. Royalties will be recognized when payment is received.

In December 2013, the Company entered into a licensing agreement with Elanco Animal Health (Elanco). The agreement includes an upfront payment of $500 and multi-year contract research and development services with fees of $2,750 annually for the first two years and $3,000 annually for the second two years, and entitles the Company to: 1) development milestone payments of up to $1,500 for each compound Elanco and the Company decide to develop; 2) a one-time payment of up to $2,000 for the first regulatory approval of any product in the U.S.; 3) a one-time payment of $4,000 for the first commercial sale of a product in the U.S. and a one-time payment of $1,500 for the first commercial sale of a product in the European Union; 4) one-time payments of up to $15,000 for reaching specified annual sales of a product; and 5) mid-single-digit percentage royalties on net annual sales. The Company has deferred the upfront payment, which it received in January 2014, and is recognizing the revenue over the research and development period of 48 months.

14.	Subsequent Events

Reverse Stock Split

On April 25, 2014, the Company amended its amended and restated certificate of incorporation to implement a 1-for-5.1 reverse stock split of its common stock. The reverse stock split did not cause an adjustment to the par value or the authorized shares of the common stock. As a result of the reverse stock split, the Company also adjusted the share amounts under its employee incentive plans, outstanding options and common stock and preferred stock warrant agreements with third parties. All disclosures of common shares and per common share data in the accompanying interim financial statements and related notes have been adjusted to reflect the reverse stock split for all periods presented.

On April 29, 2014, the Company lowered the exercise price per share of options to purchase 53,404 shares of common stock to an amount equal to $10 per share, the initial public offering price per share in the IPO. The original exercise prices of such options ranged from $20.40 to $61.20 per share, with a weighted average exercise price of $54.87 per share.

Addendum to Guarantee Agreement

On April 29, 2014, the Company entered into an addendum to the guarantee agreement with the related party guaranteeing its 2013 Credit Agreement. Under this addendum and conditioned upon the closing of the IPO, the parties agreed to terminate the Company’s obligations made under the addendum dated March 17, 2014 (Note 4). In addition, the Company agreed that to the extent the related party guarantor invested in the IPO, the amount to be invested by the related party guarantor would be used to pay down the outstanding balance under the 2013 Credit Agreement.

Initial Public Offering

On May 7, 2014, the Company completed the initial public offering (IPO) of its common stock pursuant to a Registration Statement on Form S-1. In the IPO, the Company sold an aggregate of 6,200,000 shares of common stock under the Registration Statement at a public offering price of $10 per share. On May 7, 2014, the Company received net proceeds of approximately $54.8 million, after deducting underwriting discounts and commissions of $3.3 million and offering expenses of $3.9 million. Upon the completion of the IPO, the $15.0 million outstanding debt under the 2013 Credit Agreement plus interest was paid in full and all outstanding shares of the Company’s convertible preferred stock and common stock warrants issued with the convertible notes and convertible preferred stock were converted into 1,967,571 shares of common stock.

Pro Forma Balance Sheet

The balance sheet data below show, on a pro forma basis, the impact on certain balance sheet items of significant equity transactions, which occurred subsequent to March 31, 2014. The pro forma balance sheet data give effect to the following in connection with the completion of the IPO on May 7, 2014:

(i)	the sale of 6,200,000 shares of common stock at a price of $10 per share to the public in the IPO, net of underwriting discounts and unpaid offering costs;

(ii)	the payment in full of the $15.0 million debt outstanding under the 2013 Credit Agreement;

(iii)	the amortization in full of the outstanding balance of the deferred financing costs of $1,608 upon full payment of the outstanding debt;

(iv)	the conversion of all of the Company’s outstanding convertible preferred stock into an aggregate of 1,691,884 shares of common stock;

(v)	the issuance of 275,687 shares of common stock pursuant to the exercise of outstanding warrants to purchase common stock issued with the Company’s convertible notes and convertible preferred stock;

(vi)	the elimination of the deferred offering costs of $3,645, and

(vii)	the elimination of the $9,998 derivative liability upon exercise of the warrants to purchase common stock.

Selected Balance Sheet Data

	Actual as of March 31, 2014	Pro Forma as of March 31, 2014
Cash and cash equivalents	$650	$42,435
Total assets	$12,978	$49,510
Current portion of long-term debt	$15,000	$—
Derivative liability	$9,998	$—
Total liabilities	$33,403	$6,690
Series A Preferred	$250	$—
Series B Preferred	$4,215	$—
Series C Preferred	$28,121	$—
Series C-2 Preferred	$13,500	$—
Series D-1 Preferred	$16,952	$—
Series D-2 Preferred	$25,752	$—
Total stockholders’ (deficit) equity	$(109,215)	$42,820
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$12,978	$49,510

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three months ended March 31, 2014, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a pharmaceutical company committed to the discovery, development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. We are developing our lead product candidate, SCY-078, as a novel oral and intravenous (IV) drug for the treatment of serious and life-threatening invasive fungal infections in humans. SCY-078 has been shown to be effective in vitro and in vivo in animal studies against a broad range of Candida and Aspergillus fungal species, including drug resistant strains. These important pathogens account for approximately 85% of invasive fungal infections in the United States and Europe. SCY-078 was shown to be sufficiently safe and well-tolerated in multiple Phase 1 studies to support progression to Phase 2 studies. We anticipate that the first patient will be enrolled in the second half of 2014 in a Phase 2 study with an oral formulation of SCY-078 for the treatment of invasive Candida infection, a common and often fatal invasive fungal infection, and anticipate beginning studies with an IV formulation of SCY-078 in 2015. In addition to pursuing the development of SCY-078, we are planning to use our platform of enfumafungin derivatives and expertise to expand our anti-fungal portfolio. We also have clinical and preclinical assets based on the use of cyclophilin inhibitors to treat viral diseases, and provide contract research and development services, primarily in the field of animal health, which currently generate substantially all of our revenue.

We are an emerging growth company. Under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time of those standards apply to private companies. We have irrevocably elected not to adopt this exemption from new or revised accounting standards, and therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

As a spinout from Aventis in 2000, we began as a chemistry and animal health services company, providing contract research services to third parties. Through the provision of these contract research and development services, we built significant expertise in parasitic infections and drug discovery. Since our formation, we have expanded our animal health capabilities and have discovered a number of proprietary compounds.

The majority of the cash generated by the provision of contract research and development services and the additional capital we have raised has been used to develop proprietary compounds, including SCY-635, our cyclophilin inhibitor compound. In 2013, we exclusively licensed SCY-078 from Merck Sharp & Dohme, or Merck, in the field of human health, and Merck transferred to us the investigational new drug application pending with the U.S. Food and Drug Administration, or the FDA, as well as all data Merck had developed for the compound, plus active pharmaceutical ingredient and tablets. In 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us. We are currently seeking a partner for SCY-635 and our cyclophilin inhibitor platform, and are focusing our resources on the development of SCY-078.

Recent Developments

On May 7, 2014, we completed our IPO, whereby we sold a total of 6,200,000 shares of our common stock at $10 per share for net proceeds of $54.8 million (after underwriting discounts, commissions, and estimated offering costs).

On May 7, 2014, $15.0 million of the proceeds from the IPO, which was invested by the related party who guaranteed the 2013 Credit Agreement, was used to pay in full the outstanding borrowings under the 2013 Credit Agreement.

On May 7, 2014, upon completion of our IPO, all outstanding shares of our redeemable convertible preferred stock were converted into 1,691,884 shares of common stock, and all outstanding warrants issued with our convertible notes to purchase common stock were exercised with respect to 275,687 shares of our common stock in which we received proceeds of $0.1 million in connection with such exercise.

Collaborations and Licensing Agreements

We have signed a number of licensing and collaboration agreements with partners in human and animal health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed from Merck its rights to SCY-078 in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events and will pay tiered royalties based on worldwide sales of SCY-078 when and if it is approved (in 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) Merial, a wholly owned subsidiary of Sanofi, under which we provide animal health research services on a fee for service basis and, with respect to certain product candidates, potential milestones and royalties; (3) R-Pharm, CJSC, a leading supplier of hospital drugs in Russia, granting them exclusive rights in the field of human health to develop and commercialize SCY-078 in Russia and several smaller non-core markets, under which we are entitled to receive potential milestones and royalties; and (4) Dechra Ltd., a UK listed international veterinary pharmaceutical business, granting Dechra rights to SCY-641 in the field of animal health, including dog dry eye, under which we are entitled to receive potential milestones and royalties.

Components of Operating Results

Revenue

To date, we have derived substantially all of our revenue from the provision of our contract research and development services. In addition, we have received upfront and milestone payments in connection with our collaboration and licensing agreements. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the variability in the amounts of our contract research and development services provided, the achievement of collaboration milestones, and the consummation of new licensing arrangements. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of product candidates in a timely manner or obtain their regulatory approval, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Revenue is recognized when all of the following conditions are met: (1) persuasive evidence of an arrangement exists, (2) rendering of services is complete, (3) fees are fixed or determinable, and (4) collection of fees is reasonably assured.

Cost of Revenue

Cost of revenue primarily consists of salaries and personnel-related costs, including employee benefits and any stock-based compensation. Additional expenses include facilities and equipment costs directly associated with generating revenue, allocated overhead, materials, contracted consultants and other direct costs.

We allocate expenses associated with our facilities, information technology costs, and depreciation and amortization, between cost of revenue and operating expenses. Allocations are based on employee headcount and determined by the nature of work performed.

Research and Development Expense

Research and development expense consists of expenses incurred while performing research and development activities to discover, develop or improve potential product candidates we seek to develop. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of:

•	salaries and personnel-related costs, including benefits and any stock-based compensation for personnel in research and development functions;

•	costs related to executing preclinical and clinical trials;

•	fees paid to consultants and other third parties who support our product candidate development and intellectual property protection;

•	other costs in seeking regulatory approval of our products; and

•	allocated overhead.

The table below summarizes the total costs incurred for each of our key research and development projects during the periods presented:

	For the Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Cyclophilin Inhibitor Platform	$480	$996
SCY-078	840	158

Total Research and Development	$1,320	$1,154

Our cyclophilin inhibitor platform and SCY-078 projects were the only key research and development projects during the periods presented. We plan to increase our research and development expense for the foreseeable future as we continue our effort to develop SCY-078 and to further advance the development of our other product candidates, subject to the availability of additional funding.

The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation. This includes personnel in executive, finance, sales, human resources and administrative support functions. Other expenses include facility-related costs not otherwise allocated to cost of revenue or research and development expense, professional fees for auditing, tax and legal services, consulting costs for general and administrative purposes, information systems maintenance and marketing efforts.

We expect that our selling, general and administrative expense will increase as we operate as a public reporting company and develop and commercialize SCY-078. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel, and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.

Gain on Sale of Asset

In May 2012, we sold the rights to internally developed research software to a third-party for $4.5 million. We received an initial payment of $3.5 million in May 2012, and subsequent payment of $0.5 million in February 2013. We recorded these payments as a gain on sale of asset within total operating expenses in the period payment was received, net of transaction expenses. A final payment of $0.5 million was recorded in May 2013 that completed the sale transaction.

Other Income (Expense)

Substantially all of our other income (expense) consists of non-cash costs associated with:

•	a related party guarantee of our outstanding credit facility;

•	interest on related party convertible debt; and

•	fair value adjustments to our derivative liability for warrants issued in conjunction with the related party convertible debt.

Interest paid on our outstanding bank debt comprises substantially all of the remaining other income (expense).

In April 2010, we entered into a $15.0 million credit facility agreement with HSBC Bank USA, National Association, or HSBC, which we refer to as the 2010 Credit Agreement. This 2010 Credit Agreement was guaranteed by a related party. We concluded that the guarantee represents a deemed contribution and recognized the value of the guarantee as deferred financing costs. The value of the guarantee was determined based on the difference between the 2010 Credit Agreement’s stated interest rate and the interest rate that would apply if there had been no guarantee from the related party. The value was determined to be $6.3 million at the time the 2010 Credit Agreement was established and was amortized over the life of the 2010 Credit Agreement. On March 8, 2013, the 2010 Credit Agreement and related party guarantee were extended through 2014, under the 2013 Credit Agreement. At the time of the extension, we concluded that the value of the new guarantee was $3.9 million. This amount was recorded as deferred financing costs and is being amortized through 2014.

From December 2011 through June 2013, we issued convertible promissory notes totaling $12.3 million to related parties. These notes accrued interest at a rate of 8% per year. The purchasers of the convertible notes also received warrants to purchase common stock. The promissory notes, and accrued interest, were converted into preferred stock in December 2013. The warrant fair values were accounted for as a debt discount and amortized over the stated term of the convertibles notes. We concluded that the warrants qualified as a derivative liability and the fair value of the warrants should be adjusted at each reporting period. The amortization of the debt discount is recorded in amortization of deferred financing costs and debt discount and the change in the derivative liability is recorded in derivative fair value adjustment.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Total revenue	$4,705	100. %	$4,795	100. %	$(90)	-1.9%
Cost of Revenue	3,960	84.2%	4,148	86.5%	(188)	-4.5%

Gross Margin	745	15.8%	647	13.5%	98	15.1%

Operating expenses:
Research and development	1,320	28.1%	1,154	24.1%	166	14.4%
Selling, general and administrative	1,206	25.6%	1,091	22.8%	115	10.5%
Gain on sale of asset	—	0.0%	(514)	-10.7%	514	-100.0%

Total operating expenses	2,526	53.7%	1,731	36.1%	795	45.9%

Loss from operations	(1,781)	-37.9%	(1,084)	-22.6%	(697)	64.3%

Other income (expense):
Amortization of deferred financing costs and debt discount	(536)	-11.4%	(709)	-14.8%	173	-24.4%
Derivative fair value adjustment	2,783	59.1%	—	0.0%	2,783	*
Interest expense	(44)	-0.9%	(50)	-1.0%	6	-12.0%
Interest expense — related party	—	0.0%	(226)	-4.7%	226	-100.0%
Other expense	(10)	-0.2%	—	0.0%	(10)	*

Total other income (expense):	2,193	46.6%	(985)	-20.5%	3,178	-322.6%

Net Income (Loss)	$412	8.8%	$(2,069)	-43.1%	$2,481	-119.9%

*	Not applicable or meaningful

Revenue. For the three months ended March 31, 2014, revenue of $4.7 million remained relatively consistent with revenue of $4.8 million for the three months ended March 31, 2013.

Cost of Revenue. For the three months ended March 31, 2014, cost of revenue of $3.9 million remained relatively consistent with the $4.1 million of cost of revenues for the three months ended March 31, 2013.

Research and Development. For the three months ended March 31, 2014, research and development of $1.3 million was relatively consistent with the $1.2 million for the three months ended March 31, 2013.

Selling, General & Administrative. For the three months ended March 31, 2014, selling, general and administrative expenses of $1.2 million was largely unchanged from the $1.1 million for the three months ended March 31, 2103. The increase of $0.1 million, or 10.5%, was primarily attributable to increase in compensation expense of $0.1 million.

Gain/Loss on Sale of Assets. For the three months ended March 31, 2014, gain on sale of asset decreased to zero compared to $0.5 million in the three months ended March 31, 2013. The amount recorded during the first quarter of 2013 represents a partial payment on the sale of proprietary software.

Amortization of Deferred Financing Costs. For the three months ended March 31, 2014, amortization of deferred financing costs decreased to $0.5 million compared to $0.7 million in the three months ended March 31, 2013. The decrease of $0.2 million, or 24.4%, was the result of an additional amount of amortization expense recorded during the three months ended March 31, 2013. During March 2013, the 2010 Credit Agreement and related party guarantee were extended through 2014. At the time of the extension, the remaining unamortized balance of deferred financing costs of $0.2 million from the 2010 Credit Agreement was immediately recognized as expense.

Derivative Fair Value Adjustment. For the three months ended March 31, 2014, derivative fair value adjustment was a $2.8 million gain compared to $0 in the three months ended March 31, 2013. The gain was due to the decrease in the estimated fair value of our common stock, from $47.74 per share as of December 31, 2013 to $36.77 per share as of March 31, 2014. We estimate an additional gain of $7.2 million will be recognized for the three months ending June 30, 2014 due to the further decrease in the estimated fair value of our common stock from $36.77 per share as of March 31, 2014, to the actual fair value of $10.00 per share on the IPO date of May 2, 2014.

Interest Expense — Related Party. For the three months ended March 31, 2014, interest expense — related party was zero compared to $0.2 million in the three months ended March 31, 2013. As of March 31, 2014 and 2013, the convertible promissory notes issued and outstanding was $0 and $11.4 million, respectively. There was no interest expense — related party recognized in the three months ended March 31, 2014, since the outstanding principal and interest of all convertible promissory notes issued to related parties were already converted into Series D Preferred stock in December 2013.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2014, we have funded our operations through revenue from the provision of contract research and development services and $79.8 million from debt and equity issuances. As of March 31, 2014, we had cash and cash equivalents of approximately $0.6 million, compared to $1.4 million as of December 31, 2013.

We have incurred losses since our inception. The net income reported as of March 31, 2014 was due to the decrease in the fair value of our common stock that affected the fair value of our derivative liability. As of March 31, 2014, we have reported an accumulated deficit of $112.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other third-party funding, strategic alliances and licensing or collaboration arrangements.

In April 2010, we entered into the 2010 Credit Agreement with HSBC Bank, which was comprised of a $5.0 million term loan and a $10.0 million revolving credit facility. Borrowings under this 2010 Credit Agreement carried interest at a rate of London InterBank Offered Rate plus 0.95% per annum. The 2010 Credit Agreement required interest-only payments through March 2013 and all outstanding borrowings under the 2010 Credit Agreement were due on March 11, 2013. The 2010 Credit Agreement contained no financial covenants and was guaranteed by a related party that has an investment in our company.

In March 8, 2013, we entered into an agreement to amend the 2010 Credit Agreement with HSBC Bank (the “2013 Credit Agreement”). The 2013 Credit Agreement required interest-only payments through December 31, 2014 and all outstanding borrowings were due on December 31, 2014, while other significant terms of the 2010 Credit Agreement remained the same. The 2013 Credit Agreement was guaranteed by a related party that has an investment in our company. The full amounts of both the $5.0 million term loan and the $10.0 million revolving credit facility were outstanding as of March 31, 2014 and December 31, 2013. The weighted-average interest rate was 1.2% and 1.4% for the three months ended March 31, 2014 and 2013, respectively.

In December 2011, we issued convertible notes and warrants to related parties that hold direct investments in our company and received proceeds of $5.5 million. The total principal amount of the convertible notes was $5.5 million and the convertible notes bore interest at a rate of 8% per annum. In January and May of 2012, we received $0.2 million and $5.7 million, respectively, from the issuance of additional convertible notes and warrants under the same agreement. In June 2013 we issued convertible notes that bore interest at a rate of 8% per annum to related parties that hold direct investments in our company and received proceeds of $0.9 million. On December 11, 2013, in connection with the stock purchase described in the next sentence, the total principal and interest then outstanding on the convertible notes amounting to $14.0 million were converted into Series D-1 and Series D-2 convertible preferred stock. In December 2013, we issued shares of our convertible preferred stock and warrants to purchase shares of our common stock to existing investors in our company and received net proceeds of $2.4 million.

In January 2014, we issued shares of our convertible Series D-2 Preferred Stock and warrants to purchase shares of our common stock to existing investors in our company and received net proceeds of $0.5 million.

On May 7, 2014, we completed our IPO of our common stock pursuant to a Registration Statement that was declared effective on May 2, 2014. We sold 6,200,000 shares of our common stock at a price of $10.00 per share. As a result of the IPO, we raised a total of $54.8 million in net proceeds after deducting underwriting discounts and commissions of $3.3 million and offering expenses of $3.9 million. Costs directly associated with our IPO were capitalized and recorded as deferred offering costs prior to the completion of the IPO. These costs will be recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital. Upon completion of the IPO, all outstanding shares of our preferred stock were converted into 1,691,884 shares of our common stock. In addition, we issued 275,687 shares of common stock in relation to the warrants to purchase our common stock that were exercised.

On May 7, 2014, $15.0 million of the proceeds from the IPO, which was invested by the related party who guaranteed the 2013 Credit Agreement, was used to pay in full the outstanding borrowings under the 2013 Credit Agreement, and thereby releasing the related party guarantor from all obligations in relation to the 2013 Credit Agreement.

Cash Flows

The following table sets forth the significant sources and uses of cash for the three months ended March 31, 2014 and 2013:

	For the Three Month Ended March 31,
	2014	2013
	(unaudited; dollars in thousands)
Net cash provided by (used in) operating activities	$161	$(1,851)
Net cash (used in) provided by investing activities	(74)	248
Net cash used in financing activities	(839)	—

Net decrease in cash and cash equivalents	$(752)	$(1,603)

Operating Activities:

Net cash provided by operating activities of $0.2 million for the three months ended March 31, 2014, primarily consisted of the receipt on an upfront payment from a partner of $0.5 million, an advance payment for second quarter 2014 work of $0.6 million and an increase in accounts payable and accrued expenses of $0.6 million, largely offset by the operating loss that would have resulted but for the $2.8 million change in derivative liability incurred during the quarter. Net cash used in operating activities of $1.9 million for the three months ended March 31, 2013, primarily consisted of a $2.1 million operating loss, offset in part by non-cash charges for depreciation and amortization of $1.1 million but increased by a gain on sale of asset of $0.5 million, and an increase in accounts receivable and unbilled receivables of $0.2 million, and prepaid expenses of $0.1 million and a decrease in accounts payable and accrued expenses of $0.2 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was for the purchase of property and equipment.

Net cash provided by investing activities of $0.2 million for the three months ended March 31, 2013 primarily consisted of the proceeds from the sale of internally developed research software of $0.5 million, net of transaction expenses, partially offset by the purchase of property and equipment in the amount of $0.3 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 consisted of $1.4 million of payments for deferred offering costs, which was partially offset by $0.5 million in proceeds raised from the issuance of series D-2 Preferred Shares.

There were no financing activities affecting cash flows for the three months ended March 31, 2013.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize SCY-078. We do not expect our contract research and development services to support our funding needs associated with the development of SCY-078. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that the net proceeds from our IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through at least the first half of 2016. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, and the clinical development of SCY-078;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the ability of product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs associated with our continuing to support our ability to provide contract research and development services;

•	the costs associated with securing, establishing and maintaining commercialization and manufacturing capabilities;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and

•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other third-party funding, cash generated from the provision of contract research and development services, marketing and distribution arrangements, or other collaborations, strategic alliances or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations, Commitments and Contingencies

There have been no material changes in our contractual obligations, commitments or contingencies since December 31, 2014, except that the $15 million bank facility was repaid on May 7, 2014.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies have not changed materially from those described in our Registration Statement under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on April 30, 2014.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Sensitivity

Our cash and cash equivalents as of March 31, 2014 consisted of cash maintained in several FDIC insured operating accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, we do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations.

During the quarter ended March 31, 2014, we were subject to interest rate risk in connection with borrowing under our 2013 Credit Agreement, which comprised a $5.0 million term loan and a $10.0 million revolving credit facility. Borrowings under the 2013 Credit Agreement carried interest at a rate of LIBOR plus 0.95% per annum. Any borrowings under the 2013 Credit Agreement were at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding borrowings. As of March 31, 2014, we had $15.0 million outstanding under the 2013 Credit Agreement. As a result, each change of one percentage point in interest rates resulted in an approximate $0.2 million change in our annual interest expense on our outstanding borrowings.

Item 4.	Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q. These risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. The risks facing our business have not changed substantively from those discussed in our Registration Statement on Form S-1/A as filed with the SEC on April 30, 2014, except for those risk factors below designated by an asterisk (*).

Risks Relating to Our Financial Condition and Need for Additional Capital

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including net losses of approximately $30.5 million for the year ended December 31, 2013. We had net income of $0.4 million for the three months ended March 31, 2014, primarily due to a derivative fair value adjustment, and expect to incur a net loss for the year ended December 31, 2014. As of March 31, 2014, we had an accumulated deficit of approximately $113 million. Although we have generated revenues through our contract research and development services, these revenues have not been sufficient to support our business, and so in addition we have financed our operations through the sale of convertible preferred stock and convertible debt. We intend to devote a majority of our financial resources to the development of SCY-078, our lead product candidate. We have not generated any revenue from product sales. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 as filed with our registration statement on Form S-1/A on April 30, 2014, includes an explanatory paragraph relating to our ability to continue as a going concern. We have suffered substantial losses from operations and require additional financing.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially as we:

•	continue the development of SCY-078;

•	initiate clinical trials for SCY-078;

•	seek marketing approvals for SCY-078;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	create additional infrastructure to support our operations as a public company.

In addition, our expenses could increase if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to, or that are larger than, those that we currently expect.

As a result of the foregoing, we expect to experience net losses and negative cash flows for the foreseeable future, and we are unable to predict when, or if, we will be able to achieve profitability. Our losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity, financial position and working capital.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter to quarter or year to year due to a variety of factors, many of which are beyond our control. The following factors relating to our business, as well as factors described elsewhere in this quarterly report, may contribute to these fluctuations:

•	the costs associated with developing SCY-078, which are difficult for us to predict;

•	any delays in regulatory review and approval of SCY-078;

•	delays in the timing of filing of a new drug application, or NDA, as well as commencement, enrollment and the timing of clinical testing, of SCY-078 or any other product candidates we may seek to develop;

•	our ability to commercialize product candidates, both in the United States and overseas, if we are able to obtain regulatory approval to do so;

•	the costs associated with obtaining and maintaining regulatory approval and ongoing company compliance and product compliance for SCY-078;

•	the success of our providing contract research and development services;

•	market acceptance of SCY-078 and any future product candidates we may seek to develop;

•	changes in regulations and regulatory policies;

•	competition from existing products or new products that may emerge;

•	the ability of patients or healthcare providers to obtain coverage of, or sufficient reimbursement for, any products we are able to develop;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	costs related to, and outcomes of, potential litigation;

•	potential product liability claims; and

•	potential liabilities associated with hazardous materials.

Due to the various factors mentioned above, and others, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

We may continue to require substantial additional capital, and if we are unable to raise capital when needed we would be forced to delay, reduce or eliminate our development program for SCY-078.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. In May 2014, we raised net proceeds of approximately $54.8 in connection with our IPO after deducting underwriting discounts and commissions of approximately $3.3 million and offering expenses payable by us of approximately $3.9 million. In addition, we paid off $15 million and all accrued interest on our credit facility with HSBC Bank on May 7, 2014. We believe that the net proceeds from our IPO will be sufficient to meet our anticipated operating requirements through March 31, 2016; provided, however, that changing circumstances may cause us to consume capital more rapidly than we currently anticipate. We may need to raise additional funds from the issuance of equity and/or debt securities or otherwise obtain funding through strategic alliances or collaborations with third parties. In any event, we will require additional capital to complete development of, to seek regulatory approval for and, if approval is obtained, to commercialize SCY-078 and any future product candidates we may seek to develop. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.

If we are required to secure additional financing, the additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize SCY-078 and any future product candidates we may seek to develop. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of SCY-078 and any future product candidates we may seek to develop;

•	seek strategic alliances for research and development programs at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms our rights to any product candidates that we otherwise would seek to develop or commercialize ourselves.

If we are required to conduct additional fundraising activities and we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects.

Risks Relating to the Development, Regulatory Approval and Commercialization

of Our Product Candidates For Human Use

Historically we have been primarily a contract research and development services company devoting a majority of our resources and efforts to providing research and development services to other companies, and we are only now shifting our focus to developing our own drug candidate SCY-078.

We were spun out from Aventis S.A., or Aventis, in 2000 as a chemistry and animal health services company, providing contract research services to third parties. Since then, we have derived substantially all of our revenue from providing these services to human and animal health companies to assist them in developing their own drug candidates. In the course of providing these services, we have leveraged the expertise to develop our own proprietary compounds, including a platform of cyclophilin inhibitors, among them SCY-635. In 2013, under our contract with Merck Sharp & Dohme Corp., or Merck, a subsidiary of Merck & Co., Inc., Merck exclusively licensed SCY-078 to us in the field of human health and in conjunction with that license transferred to us the investigational new drug application pending with the FDA and related regulatory responsibilities, as well as all data Merck had developed for the compound, plus active pharmaceutical ingredients and tablets. In 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us.

Although we have conducted Phase 1 and Phase 2 studies of SCY-635, our cyclophilin inhibitor, we only acquired the rights to develop SCY-078, our lead drug candidate for the treatment of invasive fungal infections, in May 2013. We do not have a significant history of developing our own drug candidates, and we have not brought any drug candidates to market, which makes it difficult to assess our ability to develop and commercialize SCY-078 and any future product candidates we may seek to develop or commercialize.

We cannot be certain that SCY-078 will receive regulatory approval, and without regulatory approval we will not be able to market SCY-078. Regulatory approval is a lengthy, expensive and uncertain process.

Our ability to generate significant revenue related to SCY-078 sales will depend on the successful development and regulatory approval of SCY-078. We expect that the earliest that we could obtain regulatory approval of SCY-078 and commence commercialization of SCY-078 will be several years from now, if at all.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development and commercialization of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market product candidates in the United States until and unless we receive approval of an NDA from the FDA. We have not submitted an NDA for SCY-078. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The regulatory development and review process typically takes years to complete, involves numerous uncertainties and the potential for concerns to emerge late in the development process, and approval is never guaranteed. Even if a product is approved, the FDA may limit the indications for which the product may be used, include extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of a product candidate, once obtained, may be withdrawn. If SCY-078 or any of our other wholly-owned or partnered product candidates do not receive regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, the filing of our NDA or the receipt of regulatory approval does not assure commercial success of any approved product.

Although the oral form of SCY-078 has been granted Qualified Infectious Disease Product status, this does not guarantee that the length of the FDA review process will be significantly shorter than otherwise, or that SCY-078 will ultimately be approved by the FDA.

We applied to the FDA for, and received, the designation of the oral form of SCY-078 as a Qualified Infectious Disease Product, or QIDP, under the Generating Antibiotic Incentive Now Act, or GAIN Act. We will be submitting an additional application to have the IV form of SCY-078 designated as a QIDP. There is no guarantee that the IV form of SCY-078 will be granted QIDP status. We anticipate that the QIDP designation will provide, among other benefits, an overall increased level of communication with the FDA during the development process as a fast track product, priority review once a NDA is submitted, and, if SCY-078 is approved for its proposed use and awarded five years of exclusivity as a new chemical entity, or NCE, SCY-078 will be eligible for a ten year period of data exclusivity, comprising five years of NCE exclusivity plus an additional five years as a designated QIDP. This exclusivity period should protect SCY-078 from being referenced in an abbreviated new drug application, or ANDA, in support of a generic drug, or a 505(b)(2) new drug application for a follow-on product until the expiration of the exclusivity period (which may be shortened by one year if an ANDA or 505(b)(2) applicant seeks to challenge any of the patents that claim SCY-078). However, the primary framework of the GAIN Act became effective July 9, 2012, and as a relatively new law there is limited precedent for the way in which it will be implemented. Receipt of QIDP designation in practice may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA or related exclusivity benefits.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for SCY-078 or any future product candidates.

We do not know whether clinical trials of SCY-078 or any future product candidates we may seek to develop will be allowed to commence or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

•	inability to reach agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	difficulty identifying and engaging qualified clinical investigators;

•	regulatory objections to commencing a clinical trial or proceeding to the next phase of investigation, including inability to reach agreement with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials or for other reasons such as safety concerns that might be identified during preclinical development or early stage clinical trials;

•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	inability to obtain institutional review board approval to conduct a clinical trial at prospective sites;

•	difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as product candidates we seek to commercialize;

•	inability to retain patients in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy, particularly for those patients receiving a placebo; and

•	inability to obtain sufficient funding to commence a clinical trial.

In addition, a clinical trial may be suspended or terminated by us, our current or any future partners, the FDA or other regulatory authorities due to a number of factors, including:

•	failure by us, CROs or clinical investigators to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	failed inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	unforeseen safety or efficacy issues or any determination that a clinical trial presents unacceptable health risks; or

•	lack of adequate funding to continue the clinical trial due to unforeseen costs resulting from enrollment delays, requirements to conduct additional trials and studies, increased expenses associated with the services of our CROs and other third parties, or other reasons.

If we are required to conduct additional clinical trials or other testing of SCY-078 or any future product candidates we may seek to develop, we may be delayed in obtaining, or may not be able to obtain, marketing approval for these product candidates.

In addition, if our current or any future partners have rights to and responsibility for development of SCY-078 or any future product candidates, they may fail to meet their obligations to develop and commercialize the product candidates, including clinical trials for these product candidates.

Changes in regulatory requirements and guidance may occur and we or any of our partners may be required by appropriate regulatory authorities to amend clinical trial protocols to reflect these changes. Amendments may require us or any of our partners to resubmit clinical trial protocols to independent review boards for re-examination, which may impact the costs, timing or successful completion of a clinical trial. If we or any of our partners experience delays in the completion of, or if we or our partners terminate, clinical trials, the commercial prospects for SCY-078 and any future product candidates we may seek to develop will be harmed, and our ability to generate revenue from sales of these product candidates will be prevented or delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we or our current or potential future partners advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product application, or approval of a supplemental application to add a new indication or other changes and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval, or approval of supplemental applications for new indications or other changes. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If SCY-078 or any future product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of our planned Phase 2 and Phase 3 clinical trials of SCY-078 do not achieve, to the satisfaction of regulators, the primary efficacy endpoints and demonstrate an acceptable level of safety, the prospects for approval of SCY-078 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including differences in trial protocols and design, differences in size and type of the patient populations, adherence to the dosing regimen and the rate of dropout among clinical trial participants. Further, the patients taking SCY-078 often have other significant medical issues, such as organ transplants, cancer or other conditions in which their immune systems are depressed, which makes it difficult to measure the effect of SCY-078 in the presence of these medical issues. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any partners may conduct will demonstrate consistent and/or adequate efficacy and safety to obtain regulatory approval to market SCY-078 and any future product candidates we may seek to develop.

We have limited experience in conducting Phase 2 and Phase 3 clinical trials and have never submitted an NDA before, and we may be unable to do so for SCY-078 or any future product candidate we may seek to develop.

Merck completed seven Phase 1 clinical trials of SCY-078, and we are planning to conduct Phase 2 and Phase 3 clinical trials of SCY-078. The conduct of successful Phase 2 and Phase 3 clinical trials is essential in obtaining regulatory approval, and the submission of a successful NDA is a complicated process. We have limited experience in preparing and submitting regulatory filings, have previously only sponsored one Phase 2 clinical trial, and have not previously sponsored any Phase 3 clinical trials nor have we ever submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that is acceptable to the FDA and leads to an NDA submission, acceptance and approval of SCY-078 or any future product candidate we may seek to develop. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we may seek to develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing SCY-078 or any future product candidate we may develop.

We have not yet finalized the protocol for our planned Phase 2 study or studies of SCY-078, and are still in discussions with the FDA regarding anticipated indications and study endpoints.

Following the transfer by Merck to us of ownership and responsibility for the clinical development and NDA related to SCY-078, we assessed the regulatory history and initiated discussions with the FDA to obtain clarity on several open questions regarding the clinical development plan for SCY-078. Our most recent meeting with the FDA was June 2, 2014, and while we obtained feedback at this meeting, there are still some open questions under consideration by the FDA and our Phase 2 protocol is still being finalized. We do not know when, if at all, we will be able to finalize the protocol.

The environment in which our regulatory submissions may be reviewed changes over time, which may make it more difficult to obtain regulatory approval of any of our product candidates we may seek to develop or commercialize.

The environment in which our regulatory submissions are reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any submission with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk evaluation and mitigation strategies that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from preclinical studies and clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense, a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

In addition, data obtained from preclinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of product candidates. Changes in FDA personnel responsible for review of our submissions could also impact the manner in which our data are viewed. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, policy changes and agency funding, staffing and leadership. We do not know whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

If SCY-078 or any other future product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenue that is generated from their sales will be limited.

The commercial success of SCY-078 or any other product candidates we may seek to develop will depend upon the acceptance of these products candidates among physicians, patients, the medical community and healthcare payors. The degree of market acceptance of product candidates will depend on a number of factors, including:

•	limitations or warnings contained in the FDA-approved labeling;

•	changes in the standard of care for the targeted indications;

•	limitations in the approved indications;

•	availability of alternative therapies with potentially advantageous results, or other products with similar results at similar or lower cost, including generics and over-the-counter products;

•	lower demonstrated clinical safety or efficacy compared to other products;

•	occurrence of significant adverse side effects;

•	ineffective sales, marketing and distribution support;

•	lack of availability of reimbursement from managed care plans and other third-party payors;

•	timing of market introduction and perceived effectiveness of competitive products;

•	lack of cost-effectiveness;

•	adverse publicity about our product candidates or favorable publicity about competitive products;

•	lack of convenience and ease of administration; and

•	potential product liability claims.

If SCY-078 or any future product candidates we may seek to develop are approved, but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, sufficient revenue may not be generated from these product candidates, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

A significant use of anti-fungal drugs is treatment due to the presence of symptoms before diagnosis of the invasive fungal infections, and if a diagnostic tool is developed for the quick diagnosis of invasive fungal infections, the number of treatments using anti-fungal drugs may decrease significantly, decreasing the potential market for SCY-078.

We believe that a large portion of the treatments using anti-fungal drugs are administered when symptoms of invasive fungal infections are present but a diagnosis of the infection has not yet been made, due to the quick and potentially fatal progression of invasive fungal infections. If a diagnostic tool is developed for the quick diagnosis of invasive fungal infections, then the need to treat in advance of diagnosis of invasive fungal infections may be significantly diminished, which will reduce the potential market for SCY-078 in the event that we are able to obtain FDA approval of SCY-078. Moreover, if a fast and accurate test of the susceptibility of a fungal infection to generically available treatments is developed and widely adopted, the market for SCY-078 may suffer.

If invasive fungi develop resistance to SCY-078, our business will be harmed.

One or more strains of invasive fungi may develop resistance to SCY-078, either because our hypothesis of the mechanism of action is incorrect or because a strain of fungi undergoes some unforeseen genetic mutation that permits it to survive. Since we expect lack of resistance to be a major factor in the commercialization of SCY-078, the development of such resistance would have a major adverse impact on the acceptability and sales of SCY-078.

If we are unable to develop a formulation of SCY-078 that is delivered by intravenous, or IV, therapy SCY-078 may not achieve broad market acceptance and sales will be limited.

Current invasive fungal infection treatment regimens typically involve initial administration of treatments as an IV infusion, with a step down to an oral formulation of the same or a similar medication to complete the course of treatment on an out-patient basis. We believe that providing both the IV and oral formulations will be beneficial to doctors who prefer to start treatment of patients in a hospital setting with an IV therapy and then switch them to an oral formulation of the same medication. We currently have an oral form of SCY-078, and intend to develop an IV formulation. If we are unable to successfully develop and achieve regulatory approval for our IV formulation of SCY-078, or are delayed in developing and obtaining regulatory approval for our IV formulation of SCY-078, our lead product candidate may not achieve, or may be delayed in achieving, broad market acceptance and sales will be limited.

Our product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market or otherwise limit their sales.

It is impossible to predict when or if SCY-078 or any other product candidate we may seek to develop will prove effective or safe or will receive marketing approval. Unforeseen side effects from any product candidates could arise either during clinical development or, if approved, after the product has been marketed. For example, the most frequently noted adverse effects reported as associated with SCY-078 treatment in the seven Phase 1 studies of SCY-078 conducted to date were diarrhea, abdominal pain, headache, nausea, fatigue, increased orthostatic heart rate, abnormal GI sounds, vomiting and dizziness. To date there have been two serious adverse events reported in clinical trials of SCY-078: one subject was diagnosed with a metastatic carcinoid tumor which was not considered to be related to SCY-078 by the investigator; and one subject experienced significant liver function test increases which were considered to be related to SCY-078. Preclinical findings in the future could trigger the need to evaluate or monitor for specific potential safety concerns in clinical trials. The results of future clinical trials may show that SCY-078 and any future product candidates we may seek to develop cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or may lead us to abandon their development altogether.

Even if SCY-078 or any future product candidate we may seek to develop receives marketing approval, we or others may subsequently identify undesirable or unacceptable side effects caused by these products, in which case:

•	regulatory authorities may require the addition of labeling statements, specific warnings, precautions, contraindications or field alerts to physicians and pharmacies;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we may have limitations on how we promote the product;

•	sales of the product may decrease significantly;

•	regulatory authorities may require us to take our approved product off the market;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Any of these events could prevent us or our current or potential future partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of products.

We have never marketed a drug before, and if we are unable to establish an effective sales force and marketing infrastructure or enter into acceptable third-party sales and marketing or licensing arrangements, we may not be able to successfully commercialize SCY-078 and any future product candidates we may seek to develop.

We currently do not have any sales, distribution and marketing capabilities, the development of which will require substantial resources and will be time consuming. The costs incurred in the development of these capabilities, either internally or through a third-party contract sales organization, would be incurred in advance of any approval of a product candidate. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish our sales force and marketing capability, our operating results may be adversely affected. In addition, we plan to enter into sales and marketing or licensing arrangements with third parties for international sales of any approved products. If we are unable to enter into or maintain any such arrangements on acceptable terms, or at all, we may be unable to market and sell SCY-078 or any future product candidates we may seek to develop in these markets.

We expect that SCY-078 and any future product candidates we may seek to develop will face competition, and most of our competitors have significantly greater resources than we do.

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. There are many foreign and domestic pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as SCY-078 and any future product candidates we may seek to develop. We expect any products we develop to compete on the basis of, among other things, product efficacy, price, lack of significant adverse side effects and convenience and ease of treatment. For example, SCY-078 will compete against current leading anti-fungal drugs, including voriconazole from the azole class, caspofungin from the echinocandin class, and liposomal amphotericin B from the polyenes class, many of which are currently available in generic form, or expected to be available in generic form at the time SCY-078 might be approved.

Compared to us, many of our competitors in the anti-fungal market have, and potential competitors for any future product candidates we may seek to develop may have, substantially greater:

•	resources, including capital, personnel and technology;

•	research and development capability;

•	clinical trial expertise;

•	regulatory expertise;

•	intellectual property portfolios;

•	expertise in prosecution of intellectual property rights;

•	manufacturing and distribution expertise; and

•	sales and marketing expertise.

As a result of these factors, our competitors and potential competitors may obtain regulatory approval of their products more rapidly than we do. Our competitors and potential competitors may also develop drugs that are more effective, more widely used and less costly than ours and may also be more successful than us in manufacturing and marketing their products and maintaining compliance with ongoing regulatory compliance.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance in the United States. If there is not sufficient reimbursement for our products, it is less likely that our products will be purchased by patients and/or providers.

Successful commercialization of pharmaceutical products usually depends on the availability of adequate coverage and reimbursement from third-party payors, including commercial insurers and, under certain circumstances, federal and state healthcare programs. Patients and/or healthcare providers who purchase drugs generally rely on third-party payors to reimburse all or part of the costs associated with such products. As such, adequate coverage and reimbursement from third-party payors can be essential to new product acceptance and may have an effect on pricing.

Because SCY-078 is not currently commercially available, we do not know the extent to which it will be reimbursed if it is approved by the FDA. If we choose to bring other product candidates to market, they will be subject to similar uncertainty. We believe that SCY-078 and any other product candidates that are brought to market are less likely to be purchased by patients and/or providers if they are not adequately reimbursed by third-party payors.

Furthermore, the market for our product candidates may depend on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Industry competition to be included in such formularies results in downward pricing pressures on pharmaceutical companies. Third-party payors may refuse to include a particular branded drug in their formularies when a competing generic product is available. The adoption of certain payment methodologies by third-party payors may limit our ability to profit from the sale of SCY-078. For example, under Medicare, hospitals are reimbursed under an inpatient prospective payment system. This pricing methodology provides a single payment amount to hospitals based on a given diagnosis-related group. As a result, with respect to Medicare reimbursement for services in the hospital inpatient setting, hospitals could have a financial incentive to use the least expensive drugs for the treatment of invasive fungal infections, particularly the IV formulations of these drugs, as they are typically administered in the hospital, which may significantly impact our ability to charge a premium for SCY-078.

All third-party payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs, including mechanisms to encourage the use of generic drugs. Congress has also considered policies to lower the reimbursement formulas in federal and state healthcare programs. Furthermore, coverage of, and reimbursement for, drugs can differ significantly from payor to payor and may require significant time and resources to obtain. In addition, new laws or regulations could impact future coverage and reimbursement.

Healthcare policy changes, including the Affordable Care Act, may have a material adverse effect on us.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States, including pharmaceutical products. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs.

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act. The Affordable Care Act is designed to expand access to affordable health insurance, control healthcare spending, and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse, and incentives to state Medicaid programs to expand their coverage and services. It also imposes an annual tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs.” Implementation of the Affordable Care Act is occurring on an ongoing basis, and it is unclear what effect the Affordable Care Act or other state proposals may have on our business.

In addition to the Affordable Care Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep drug costs down. Certain of these changes could impose limitations on the prices we will be able to charge for any products that are approved or the amounts of reimbursement available for these products from governmental agencies or third-party payors or may increase the tax requirements for life sciences companies such as ours. We anticipate that the Affordable Care Act and other future healthcare reform proposals could have a material adverse effect on our industry, and may limit our ability to commercialize SCY-078 and any future product candidates we may seek to develop and/or invest in new development.

We expect that a portion of the market for SCY-078 and any other product candidates we may seek to develop will be outside the United States. However, our product candidates may never receive approval or be commercialized outside of the United States.

Before we or any commercial partners can market and commercialize any product candidates outside of the United States, there are numerous and varying regulatory requirements of other countries that will apply. Research and marketing authorization procedures vary among countries and can involve additional product testing and administrative review periods. The marketing authorization process in other countries may include all of the risks detailed above regarding failure to obtain FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country, or identification of potential safety concerns in one country, may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that:

•	SCY-078 and any future product candidates we may seek to develop may not generate preclinical or clinical data that are deemed sufficient by regulators in a given jurisdiction;

•	SCY-078 may not be approved for all indications requested, or any indications at all, in a given jurisdiction which could limit the uses of SCY-078 and any future product candidates we may seek to develop and have an adverse effect on product sales and potential royalties; and

•	such approval in a given jurisdiction may be subject to limitations on the indicated uses for which the product may be marketed or require costly post-marketing follow-up studies.

Foreign countries may have requirements for marketing authorization holders or distributors to have a legal or physical presence in that country, and consideration of and compliance with these requirements may result in additional time and expense before we can pursue or obtain marketing authorization in foreign jurisdictions. If we do receive approval in other countries, we may enter into sales and marketing arrangements with third parties for international sales of any approved products.

Even if SCY-078 or any other future product candidates we may seek to develop receive regulatory approval, we may still face future development and regulatory difficulties.

Even if regulatory approval is obtained for SCY-078 or any other future product candidates we may seek to develop, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Given the number of high profile adverse safety events with certain drug products, regulatory authorities may require, as a condition of approval, costly risk evaluation and mitigation strategies, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more intended indications. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us or our partners to conduct costly studies.

SCY-078 and any other future product candidates we may seek to develop will also be subject to ongoing regulatory requirements for the packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. As such, we and our contract manufacturers, which we will be responsible for overseeing and monitoring for compliance, are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The FDA may hold us responsible for any deficiencies or noncompliance of our contract manufacturers in relation to SCY-078 and any other future product candidates we may seek to develop. Failure to follow cGMP can result in products being deemed adulterated, which carries significant legal implications. We will also be required to engage in pharmacovigilance activities and report certain adverse reactions and production problems, if any, to the FDA and to comply with certain requirements concerning advertising and promotion for products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote products for indications or uses for which they do not have approval. Failure to comply with FDA advertising and promotion standards, which are often subject to interpretation by regulators, may result in a wide range of exposure and liability for us.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If the manufacturing or marketing of products fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us or our partners to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	impose other civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us, our partners or our potential future partners;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require a product recall.

Non-compliance may also open a company to potential whistleblower lawsuits, and the potential for liability under the False Claims Act.

Pharmaceutical companies are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.

We are subject to regulation by other regional, national, state and local agencies, including the Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies. Violations of any of the foregoing requirements could result in penalties being assessed against us.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. The Affordable Care Act, among other things, clarified that a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. In addition, the Affordable Care Act amended the federal civil False Claims Act to provide that a claim that includes items or services resulting from a violation of the federal anti-kickback statute, constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

The federal civil False Claims Act prohibits any person from knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and federal civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some of these states also prohibit certain marketing related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes.

Compliance with various federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities or those of our commercial partners could be subject to challenge under one or more of these laws. Such a challenge could have a material adverse effect on our business and financial condition and growth prospects.

We could become subject to government investigations and related subpoenas. Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the federal civil False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged federal civil False Claims Act violations. The time and expense associated with responding to such subpoenas, and any related qui tam or other actions may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Affordable Care Act includes a number of provisions aimed at strengthening the government’s ability to pursue federal Anti-Kickback Statute and federal False Claims Act cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, and amendments to the federal False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business and financial condition and growth prospects.

If we fail to comply with applicable federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

Regulations, guidelines and recommendations published by various government agencies and organizations may affect the use of SCY-078 and any future product candidates we may seek to develop.

Government agencies may issue regulations and guidelines directly applicable to us, our partners or our potential future partners and our product candidates. In addition, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the healthcare and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, and route of administration and use of related or competing therapies. Changes to these recommendations or other guidelines advocating alternative therapies could result in decreased use of SCY-078 and any future product candidates we may seek to develop, which may adversely affect our results of operations.

Risks Relating to Our Contract Research and Development Services

We are substantially dependent on our agreement with Merial for generation of our revenues, and that agreement expires on December 31, 2014.*

We have a research services contract with Merial Limited, or Merial, under which we perform research services for Merial, including the synthesis, purification, and characterization of individual or libraries of compounds, phenotypic screening of compounds, and further testing and optimizing of compounds to support the development of animal health products, which agreement expires on December 31, 2014. Revenues from this contract have accounted for 39% and 43% of our total revenues for the period ending March 31, 2014 and the year ended December 31, 2013. If we are not able to extend or replace this contract upon expiration, or if this contract were to terminate prior to December 31, 2014, our ability to generate revenues prior to the commercialization of SCY-078 would be significantly impaired. Merial may also terminate the agreement prior to December 31, 2014 under specified circumstances, including in the event of breach by us of a material obligation if such breach is not remedied after written notice from Merial, or if Merial believes in good faith that we have acted in any way that may subject Merial to liability under anti-corruption laws. During the term and for a period of one year after termination of this agreement for any reason, we cannot provide services to another animal health company using the same intellectual property developed under this agreement, which could also significantly impair our ability to generate revenue from our contract research and development services should this contract terminate.

We face potential liability and exposure as a result of the performance of our contract research and development services, and if successful claims are brought against us, we may incur substantial liability, which may exceed the revenues we have received for the performance of our contract research and development services.

To date substantially all of our revenue has been generated from the provision of our contract research and development services. In the event that a regulator asserts that we have conducted activities in a non-compliant manner or a customer asserts that we have conducted our contract research and development services negligently, or otherwise asserts that as a result of the performance of our contract research and development services for that client we have somehow harmed their business or the prospects of their product candidates, we could be subject to litigation, which could divert management’s attention from the operation of our business, including the development of SCY-078. Further, if such litigation is successful, or if we determine that we must settle the litigation, we could be forced to pay substantial damages, which could be more than the revenues that we generated from that customer, as the services that we perform are only a small portion of the development efforts of our customers. Even if we are successful in defending any such claims, we could incur substantial legal costs to do so. Further, publicity of any such litigation or claims could hurt the reputation of our ability to perform contract research and development services, which could cause revenue generated from our contract research and development services to decline. Any such litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Risks Related to Our Dependence on Third Parties

We are dependent on our existing third-party collaboration with R-Pharm to commercialize SCY-078 in the Russian Federation and certain other countries, and if R-Pharm is not successful in commercializing SCY-078 in those countries, we will lose a significant source of revenue.

We currently have a development license and supply agreement with R-Pharm, CJSC, or R-Pharm, a leading supplier of hospital drugs in Russia, pursuant to which we license to R-Pharm rights to develop and commercialize SCY-078 in the field of human health in Russia and certain smaller non-core markets. R-Pharm will pay us milestone payments upon the achievement of specified milestones, including registration of SCY-078 in a country and upon the achievement of specified levels of sales. In addition, R-Pharm will pay us royalties upon sales of SCY-078 by R-Pharm. We are relying on R-Pharm to commercialize SCY-078 in the countries covered by our agreement with it, and if R-Pharm is not able to commercialize SCY-078 in those countries, or determines not to pursue commercialization of SCY-078 in those countries, we will not receive any milestone or royalty payments under the agreement.

We are dependent on other third-party collaborations to develop and commercialize product candidates we have outlicensed, and if our third-party collaborators are not successful in developing and commercializing product candidates we have outlicensed, we will not receive any revenue from these collaborations.

A significant portion of our strategy is to license to third parties rights to develop and commercialize product candidates we have discovered other than SCY-078, and if these third parties do not perform under our agreements with them, we will not receive any revenue from these collaborations. For example, we currently have a license agreement with Dechra Ltd., or Dechra, pursuant to which we license to Dechra rights to develop and commercialize SCY-641 for use in animal health, and will receive royalties from Dechra on sales of SCY-641. We are relying on Dechra to commercialize SCY-641, and if Dechra is not able to commercialize SCY-641, or determines not to pursue commercialization of SCY-641, we will not receive any royalty payments under the agreement. If our third-party collaborators under this and any future agreements we enter into do not perform under these agreements, we will not receive the benefits we expect under these agreements.

We are dependent on our existing third-party collaborations in animal health to fund additional development opportunities and expect to continue to expend resources in our current collaborations, and if these collaborations fail, then we will lose a significant source of revenues.

We provide contract research and development services in the field of animal health which is a source of significant revenues to us. For example, we have an agreement with Merial, pursuant to which we provide contract research and development services that primarily target parasites, which includes the synthesis, purification, and characterization of individual or libraries of compounds, phenotypic screening of compounds, and further testing and optimizing of compounds for the use of commercializing animal health products. If we are not able to continue to enter into and perform under these services agreements, we will lose the ability to generate significant revenues.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop and commercialize product candidates.

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we plan to establish collaborations for development and commercialization of product candidates and research programs. For example, we currently have a development license and supply agreement with R-Pharm, pursuant to which we license to R-Pharm rights to develop and commercialize SCY-078 in the field of human health in Russia and certain smaller non-core markets, and if SCY-078 receives marketing approval, we may enter into additional sales and marketing arrangements with third parties for international sales. If we are unable to enter into any of these arrangements on acceptable terms, or at all, we may be unable to market and sell SCY-078 and any future product candidates we may seek to develop in certain markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of product candidates. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product candidate. Our collaboration partner may not devote sufficient resources to the commercialization of product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for product candidates, we could face increased costs, we may be forced to limit the number of product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

We depend on third-party contractors for a substantial portion of our drug development activities and may not be able to control their work as effectively as if we performed these functions ourselves.

We outsource, and intend to continue to outsource, substantial portions of our drug development activities to third-party service providers, including manufacturing and the conduct of our clinical trials and various preclinical studies. Our agreements with third-party service providers and CROs are and will be on a study-by-study basis and typically short-term. In all cases, we expect to be able to terminate the agreements with notice and be responsible for the supplier’s previously incurred costs.

Because we rely on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. Even if we outsource activities, in most cases regulators will hold us responsible for the compliance of the activities performed, and hold us responsible for oversight and monitoring of the activities. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult and time consuming and could cause delays in our development programs. We currently have a small number of employees devoted to clinical development activities, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers in the future, our business may be adversely affected.

We have no experience manufacturing product candidates on a large clinical or commercial scale. As a result, we are and will be dependent on third parties for the manufacture of SCY-078 and any future product candidates we may seek to develop, and if we experience problems with any of these third parties, the commercial manufacturing of SCY-078 and any future product candidates we may seek to develop could be delayed.

We have a small number of personnel with experience in drug product manufacturing. If SCY-078 is approved, the inability to manufacture sufficient commercial supplies of the drug product could adversely affect product commercialization. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of our product candidates, including SCY-078. We may encounter technical difficulties or delays in the transfer of SCY-078 manufacturing on a commercial scale to a third-party manufacturer, or may be unable to enter into agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms.

We may not be able to establish additional sources of supply for SCY-078 and any future product candidates we may seek to develop. These suppliers are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to product candidates and are also subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	the possible breach of the manufacturing agreements or violation of regulatory standards by the third parties because of factors beyond our control; and

•	the possibility of termination or nonrenewal of the agreements by the third parties because of our breach of the manufacturing agreement or based on their own business priorities.

Any of these factors could result in delays or higher costs in connection with our clinical trials, regulatory submissions, required approvals or commercialization of SCY-078 and any future product candidates we may seek to develop.

If we fail to establish or lose our relationships with CROs, our drug development efforts could be delayed.

We are substantially dependent on third-party vendors and CROs for preclinical studies and clinical trials related to our drug discovery and development efforts. If we fail to establish or lose our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could adversely affect our development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that this provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. In addition, any contract research organization that we retain will be subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of SCY-078 and any future product candidates we may seek to develop could be delayed, which could severely harm our business and financial condition.

Risks Relating to Our Intellectual Property

We are dependent on Merck for the establishment of our intellectual property rights related to SCY-078, and if Merck has not established our intellectual property rights with sufficient scope to protect SCY-078, we may have limited or no ability to assert intellectual property rights to SCY-078.

Under our agreement with Merck, Merck was responsible for establishing the intellectual property rights to SCY-078. As we were not responsible for the establishment of our intellectual property rights to SCY-078, we have less visibility into the strength of our intellectual property rights to SCY-078 than if we had been responsible for the establishment of these rights. If Merck did not establish those rights so they are of sufficient scope to protect SCY-078, then we may not be able to prevent others from using or commercializing SCY-078, and others may be able to assert intellectual property rights in SCY-078 and prevent us from further pursuing the development and commercialization of SCY-078.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of SCY-078 and any future product candidates we may seek to develop and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing SCY-078 and any future product candidates we may seek to develop is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No absolute policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. Changes in either the patent laws or in interpretations of patent laws in the United States and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may be issued from the applications we have filed or may file in the future or that we have licensed or may license from third parties, including Merck for SCY-078. Further, if any patents we obtain or license are deemed invalid and unenforceable, it could impact our ability to commercialize or license our technology.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make compounds that are similar to SCY-078 and any future product candidates we may seek to develop but that are not covered by the claims of our patents;

•	if we encounter delays in our clinical trials, the period of time during which we could market our drug candidates under patent protection would be reduced;

•	we might not have been the first to conceive, make or disclose the inventions covered by our patents or pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	any patents that we obtain may be invalid or unenforceable or otherwise may not provide us with any competitive advantages; or

•	the patents of others may have a material adverse effect on our business.

Due to the patent laws of a country, or the decisions of a patent examiner in a country, or our own filing strategies, we may not obtain patent coverage for all of the product candidates that may be disclosed or methods involving these candidates that may be disclosed in the parent patent application. We plan to pursue divisional patent applications and/or continuation patent applications in the United States and many other countries to obtain claim coverage for inventions that were disclosed but not claimed in the parent patent application, but may not succeed in these efforts.

Composition of matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents generally provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of our drug candidates will be considered patentable by the U.S. Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries. Method of use patents protect the use of a product for the method recited in the claims. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to or induce the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Interference proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail resulting in harm to our business, and, even if successful, may result in substantial costs and distract our management and other employees.

There have been numerous changes to the patent laws and proposed changes to the rules of the USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, President Obama signed the America Invents Act that codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patent holder may file a patent suit, replacing interference or “first to invent” proceedings with derivation proceedings and creating inter partes review and post-grant opposition proceedings to challenge the validity of patents after they have been issued. The effects of these changes are currently unclear as the USPTO only recently has adopted regulations implementing the changes, the courts have yet to address any of these provisions, and the applicability of the act and new regulations on specific patents and patent applications discussed herein have not been determined and would need to be reviewed.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, licensees, licensors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information such that our competitors may obtain it. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, such as new therapies, including therapies for the indications we are targeting. If others seek to develop similar therapies, their research and development efforts may inhibit our ability to conduct research in certain areas and to expand our intellectual property portfolio, and also have a material adverse effect on our business.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to enforce or protect our rights to, or use, our technology.

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents or sustaining their validity and enforceability. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to enforce them. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the grounds that such other party’s activities do not infringe such patents. In addition, the United States Court of Appeals for the Federal Circuit and the Supreme Court of the United States continue to address issues under the United States patent laws, and the decisions of those and other courts could adversely affect our ability to sustain the validity of our issued or licensed patents and obtain new patents.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners or customers are using inventions covered by the third party’s patent rights and may go to court to stop us or our partners and/or customers from engaging in our operations and activities, including making or selling SCY-078 and any future product candidates we may seek to develop. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court would decide that we or our commercialization partners or customers are infringing the third party’s patents and would order us or our partners or customers to stop the activities covered by the patents. In that event, we or our commercialization partners or customers may not have a viable way around the patent and may need to halt commercialization or use of the relevant product. In addition, there is a risk that a court will order us or our partners or customers to pay the other party damages for having violated the other party’s patents or obtain one or more licenses from third parties, which may be impossible or require substantial time and expense. We cannot predict whether any license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our drug candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In such events, we would be unable to further develop and commercialize one or more of our drug candidates, which could harm our business significantly. In the future, we may agree to indemnify our commercial partners and/or customers against certain intellectual property infringement claims brought by third parties which could increase our financial expense, increase our involvement in litigation and/or otherwise materially adversely affect our business.

Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation, which could adversely affect our intellectual property rights and our business. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. For example, we are aware of the existence of other patents relating to the treatment of Hepatitis C Virus which, if we are determined to infringe, may limit our ability to fully commercialize SCY-635. If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity or unenforceability is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, because searches and examinations of patent applications by the USPTO and other patent offices may not be comprehensive, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our patents or pending applications. Our competitors may have filed, and may in the future file, patent applications and may have obtained patents covering technology similar to ours. Any such patents or patent application may have priority over our patent applications, which could further require us to obtain or license rights to issued patents covering such technologies. If another party has obtained a U.S. patent or filed a

U.S. patent application on inventions similar to ours, we may have to participate in a proceeding before the USPTO or in the courts to determine which patent or application has priority. The costs of these proceedings could be substantial, and it is possible that our application or patent could be determined not to have priority, which could adversely affect our intellectual property rights and business.

We have received confidential and proprietary information from collaborators, prospective licensees and other third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have improperly used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees. If we are not successful, our ability to continue our operations and our business could be materially, adversely affected.

Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations, on our ability to hire or retain employees, or otherwise on our business.

Risks Related to Employee Matters and Managing Growth

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.*

We may not be able to attract or retain qualified management, finance, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the Research Triangle Park area in North Carolina, where we have our offices and research facilities. Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. The exercise price of a substantial majority of the stock options currently held by our executive officers and key employees is above, and in some cases significantly above, the closing price of our common stock as listed on the NASDAQ Global Market on June 13, 2014 of $9.10 per share. This may reduce the retention value of these options, in which case we may need to grant additional stock options or reprice outstanding options to continue to retain our employees, especially our key employees and executive officers. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We are highly dependent on the development, regulatory, commercialization and business development expertise of our executive officers and key employees, especially our Chief Executive Officer, Yves Ribeill, and our Chief Medical Officer, Carole Sable. If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed.

We may need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.

As we advance SCY-078 through preclinical studies, clinical trials and commercialization, we will need to increase our product development, scientific, marketing, sales and administrative headcount to manage these efforts. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	successfully attract and recruit new employees with the expertise and experience we will require;

•	manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites;

•	develop a marketing and sales infrastructure; and

•	continue to develop our operational, financial and management controls, reporting systems and procedures.

If we are unable to successfully manage this growth, our business may be adversely affected.

Other Risks Relating to Our Business

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

The use of product candidates in clinical trials and the sale of any products for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire trial programs;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	decreased demand for product candidates and loss of revenue;

•	impairment of our business reputation;

•	diversion of management and scientific resources from our business operations; and

•	the inability to commercialize product candidates.

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials. Our coverage is currently limited to $5.0 million per occurrence and $5.0 million in the aggregate per year, as well as additional local country product liability coverage for trials conducted outside of the United States as required by the local country regulations. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for product candidates, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash necessary to develop SCY-078 and any future product candidates we may seek to develop and adversely affect our business.

Our operations involve hazardous materials, which could subject us to significant liabilities.

Our research and development processes involve the controlled use of hazardous materials, including chemicals. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of exposure of individuals to hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use of these materials and our liability may exceed our total assets. We have general liability insurance coverage of up to $1.0 million per occurrence, with an annual aggregate limit of $2.0 million, which excludes pollution liability. This coverage may not be adequate to cover all claims related to our biological or hazardous materials. Furthermore, if we were to be held liable for a claim involving our biological or hazardous materials, this liability could exceed our insurance coverage, if any, and our other financial resources. Compliance with environmental and other laws and regulations may be expensive and current or future regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Our research and development activities could be affected or delayed as a result of possible restrictions on animal testing.

Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted, delayed or become more expensive.

Risks Relating to Owning Our Common Stock

The market price of our common stock may be highly volatile.*

The trading price of our common stock may be volatile. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this quarterly report, may have a significant impact on the market price of our common stock:

•	the results of our preclinical testing or clinical trials;

•	the ability to obtain additional funding;

•	any delay in filing an NDA or similar foreign applications for SCY-078 and any future product candidate we may seek to develop or any adverse development or perceived adverse development with respect to the FDA’s review of that NDA or a foreign regulator’s review of a similar applications;

•	maintenance of our existing collaborations or ability to enter into new collaborations;

•	our collaboration partners’ election to develop or commercialize product candidates under our collaboration agreements or the termination of any programs under our collaboration agreements;

•	any intellectual property infringement actions in which we or our licensors and collaboration partners may become involved;

•	our ability to successfully develop and commercialize future product candidates;

•	changes in laws or regulations applicable to future products;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	achievement of financial projections we may provide to the public;

•	achievement of the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaboration partners or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	legislation or regulation that mandates or encourages the use of generic products;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	general economic and market conditions and overall fluctuations in the U.S. equity markets;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future; and

•	trading volume of our common stock.

In addition, companies trading in the stock market in general, and the NASDAQ Global Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters submitted to our stockholders for approval.*

As of June 1, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together own shares representing approximately 60% of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to influence matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate action. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We have identified material weaknesses in our internal controls over financial reporting.

Maintaining effective internal controls over financial reporting is necessary for us to produce accurate financial statements on a timely basis. We have previously identified material weaknesses in our internal control over financial reporting. We are currently in the process of remediating these material weaknesses by, among other things, designing and implementing new procedures and controls. Management continues to devote significant time and attention to remediating these material weaknesses and improving our internal controls, and we expect to continue to incur costs associated with implementing appropriate processes, which could include fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

The requirements associated with being a public company will require significant company resources and management attention.*

We have recently completed our IPO and become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC and The NASDAQ Stock Market may also impose various additional requirements on public companies. As a result, we will incur additional legal, accounting and other expenses that we did not incur as a nonpublic company, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC, and we are required to disclose material changes made in our internal controls and procedures on a quarterly basis. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act, because we are taking advantage of the exemptions contained in the JOBS Act.

To build the infrastructure to allow us to assess the effectiveness of our internal control over financial reporting, we will need to hire additional accounting personnel and improve our accounting systems, disclosure policies, procedures and controls, which will be costly and time consuming. If we are unsuccessful in building an appropriate accounting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures, or comply with existing or new reporting requirements.

If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to achieve effective internal control over financial reporting, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The NASDAQ Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our company and adversely affect the market price of our common stock.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies” including:

•	the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•	the obligation to provide three years of audited financial statements;

•	the “say on pay” provisions, requiring a non-binding stockholder vote to approve compensation of certain executive officers, and the “say on golden parachute” provisions, requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations, of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer;

•	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act, and instead provide a reduced level of disclosure concerning executive compensation; and

•	any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We currently intend to take advantage of some of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act so long as we qualify as an “emerging growth company.”

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

All of the shares of common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act or our current stockholders pursuant to lock-up agreements. Substantially all of the remaining 2,247,437 shares of common stock outstanding after our IPO based on 2,252,641 shares outstanding as of March 31, 2014, are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until October 29, 2014. RBC Capital Markets, LLC may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the applicable lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales may also result in new investors gaining rights superior to our existing stockholders.

Because we do not intend to declare cash dividends on our shares of common stock in the foreseeable future, stockholders must rely on appreciation of the value of our common stock for any return on their investment.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the future. As a result, we expect that only appreciation of the price of our common stock, if any, will provide a return to our investors for the foreseeable future. Investors seeking cash dividends should not invest in our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our share price may be volatile, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously harm our business. Any adverse determination in litigation could also subject us to significant liabilities.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of us, including the ability of our board of directors to establish new series of preferred stock and issue shares of these new series, which could be used by our board of directors to oppose a hostile takeover attempt, which some stockholders may believe would be in the best interests of stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management, including the elimination of cumulative voting, inability of our stockholders to call special meetings or take action by written consent, ability of our board of directors to fill board vacancies, and ability of our board of directors to determine the size of the board of directors. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with

us. Finally, our charter documents establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(1)	On January 31, 2014, we sold 388,641 shares of our Series D-2 Preferred Stock and warrants exercisable for 19,048 shares of our common stock to five investors for aggregate proceeds of $544,100. The shares and warrants were sold to the investors in reliance on Rule 506 of Regulation D, in that all of the investors represented that they were “accredited investors” as that term is defined in Regulation D. The shares of Series D-1 Preferred Stock were convertible into shares of our common stock at the request of the holder or upon consummation of any initial public offering of our common stock with aggregate proceeds in excess of $20 million. The warrants were exercisable for shares or our common stock at a price of $.20 per share.

(2)	From January 1, 2014, to March 31, 2014, we issued options to purchase an aggregate of 48,847 shares of common stock to 7 of our employees, directors and consultant at a weighted average exercise price of $11.13, in reliance on Section 4(2) and Rule 701 under the Securities Act. In addition, from January 1, 2014 to March 31, 2014, we issued 416 shares of common stock to 3 of our employees, directors and consultants pursuant to the exercise of outstanding options for aggregate proceeds of $8,500 in reliance on Section 4(2) and Rule 701 under the Securities Act.

Use of Proceeds

On May 2, 2014, our registration statement on Form S-1 (File No. 333-194192) was declared effective for our initial public offering of 6,200,000 shares of our common stock at a price of $10.00 per share for aggregate gross proceeds of $62,000,000 to us. As a result of our IPO, which closed on May 7, 2014, we received net proceeds of approximately $54.8 after deducting underwriting discounts and commissions of approximately $3.3 million and offering expenses payable by us of approximately $3.9 million. In addition, we paid off $15 million and all accrued interest on our credit facility with HSBC Bank on May 7, 2014.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus effective May 2, 2014, filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Item 6.	Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Yves J. Ribeill
Yves J. Ribeill
Chief Executive Officer (Principal Executive Officer)

Date:	June 16, 2014

By:	/s/ Charles F. Osborne, Jr.
Charles F. Osborne, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	June 16, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 12, 2014, SEC File No. 000-36365).

3.2	Amended and Restated By-Laws (Filed with the SEC as Exhibit 3.4 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Fifth Amended and Restated Investor Rights Agreement, dated December 11, 2013 (Filed with the SEC as Exhibit 10.21 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192).

10.1	SCYNEXIS, Inc. 2014 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (Filed with the SEC as Exhibit 99.3 to our Registration Statement on Form S-8, filed with the SEC on May 16, 2014, SEC File No. 333-196007).

10.2	SCYNEXIS, Inc. 2014 Employee Stock Purchase Plan (Filed with the SEC as Exhibit 99.4 to our Registration Statement on Form S-8, filed with the SEC on May 16, 2014, SEC File No. 333-196007).

10.3	Employment Agreement, dated January 2014, between SCYNEXIS, Inc. and Carole A. Sable (Filed with the SEC as Exhibit 10.24 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192).

10.4	Patent Assignment, dated January 28, 2014, between SCYNEXIS, Inc. and Merck Sharpe & Dohme Corp (Filed with the SEC as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act