Form 10-Q/A
period 2014-03-31
SCYNEXIS INC
filed 2014-07-11
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 1, 2014, there were 8,502,055 shares of the registrant’s Common Stock outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to SCYNEXIS, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended March 31, 2014, as filed with the Security and Exchange Commission on June 16, 2014, is to amend the Exhibit Index to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the amendment to the Exhibit Index, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment No. 1 to the Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.    Exhibits

See the Exhibit Index which follows the signature page of this Amendment No. 1 to Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Yves J. Ribeill
Yves J. Ribeill
Chief Executive Officer (Principal Executive Officer)

Date:	July 11, 2014

By:	/s/ Charles F. Osborne, Jr.
Charles F. Osborne, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	July 11, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 12, 2014, SEC File No. 001-36365).

3.2	Amended and Restated By-Laws (Filed with the SEC as Exhibit 3.4 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Fifth Amended and Restated Investor Rights Agreement, dated December 11, 2013 (Filed with the SEC as Exhibit 10.21 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192).

10.1	SCYNEXIS, Inc. 2014 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (Filed with the SEC as Exhibit 99.3 to our Registration Statement on Form S-8, filed with the SEC on May 16, 2014, SEC File No. 333-196007).

10.2	SCYNEXIS, Inc. 2014 Employee Stock Purchase Plan (Filed with the SEC as Exhibit 99.4 to our Registration Statement on Form S-8, filed with the SEC on May 16, 2014, SEC File No. 333-196007).

10.3	Employment Agreement, dated January 2014, between SCYNEXIS, Inc. and Carole A. Sable (Filed with the SEC as Exhibit 10.24 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192).

10.4	Patent Assignment, dated January 28, 2014, between SCYNEXIS, Inc. and Merck Sharpe & Dohme Corp (Filed with the SEC as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act (Filed with the SEC as Exhibit 31.1 to our Quarterly Report on Form 10-Q, filed with the SEC on June 16, 2014, SEC File No. 001-36365)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act (Filed with the SEC as Exhibit 31.2 to our Quarterly Report on Form 10-Q, filed with the SEC on June 16, 2014, SEC File No. 001-36365)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act (Filed with the SEC as Exhibit 32.1 to our Quarterly Report on Form 10-Q, filed with the SEC on June 16, 2014, SEC File No. 001-36365)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.