Form 10-Q
period 2014-06-30
SCYNEXIS INC
filed 2014-08-13
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2014, there were 8,502,055 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCYNEXIS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$38,425	$1,402
Accounts receivable, net of allowance for bad debts	965	719
Unbilled services	566	343
Prepaid expenses and other current assets	846	489

Total current assets	40,802	2,953

Property and equipment, net of accumulated depreciation	5,049	5,401
Deferred financing costs	—	2,144
Other assets	108	114
Deferred offering costs	—	1,775

Total assets	$45,959	$12,387

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$646	$1,932
Accrued expenses	2,514	1,058
Deferred revenue, current portion	621	487
Current portion of long-term debt	—	15,000

Total current liabilities	3,781	18,477

Deferred revenue, net of current portion	1,330	1,144
Derivative liability	—	12,237
Deferred rent	1,425	1,481

Total liabilities	6,536	33,339

Commitments and contingencies (Note 5)
Series A convertible preferred stock, $0.001 par value, authorized 0 and 31,410 shares as of June 30, 2014, and December 31, 2013; 0 and 31,407 shares issued and outstanding as of June 30, 2014, and December 31, 2013	—	250
Series B convertible preferred stock, $0.001 par value, authorized 0 and 711,987 shares as of June 30, 2014, and December 31, 2013; 0 and 467,814 shares issued and outstanding as of June 30, 2014, and December 31, 2013	—	4,215
Series C convertible preferred stock, $0.001 par value, authorized 0 and 2,967,678 shares as of June 30, 2014, and December 31, 2013; 0 and 2,770,633 shares issued and outstanding as of June 30, 2014, and December 31, 2013	—	28,121
Series C-2 convertible preferred stock, $0.001 par value, authorized 0 and 2,347,826 shares as of June 30, 2014, and December 31, 2013; 0 and 2,347,826 shares issued and outstanding as of June 30, 2014, and December 31, 2013	—	13,500
Series D-1 convertible preferred stock, $0.001 par value, authorized 0 and 10,000,000 shares as of June 30, 2014, and December 31, 2013; 0 and 6,054,255 shares issued and outstanding as of June 30, 2014, and December 31, 2013	—	16,952
Series D-2 convertible preferred stock, $0.001 par value, authorized 0 and 10,000,000 shares as of June 30, 2014, and December 31, 2013; 0 and 5,742,697 shares issued and outstanding as of June 30, 2014, and December 31, 2013	—	24,119
Stockholders’ deficit:
Common stock, $0.001 par value, authorized 125,000,000 and 70,000,000 shares as of June 30, 2014, and December 31, 2013; 8,502,055 and 334,068 shares issued and outstanding as of June 30, 2014, and December 31, 2013	8	—
Additional paid-in capital	150,047	5,168
Accumulated deficit	(110,632)	(113,277)

Total stockholders’ equity (deficit)	39,423	(108,109)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$45,959	$12,387

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue — related party	$1,822	$1,822	$3,644	$3,644
Revenue	2,820	2,404	5,703	5,377

Total revenue	4,642	4,226	9,347	9,021
Cost of revenue	4,180	4,397	8,140	8,545

Gross profit	462	(171)	1,207	476

Operating expenses:
Research and development	1,823	999	3,143	2,153
Selling, general and administrative	2,255	918	3,461	2,009
Gain on insurance recovery	(165)	—	(165)	—
Gain on sale of asset	—	(472)	—	(986)

Total operating expenses	3,913	1,445	6,439	3,176
Loss from operations	(3,451)	(1,616)	(5,232)	(2,700)
Other (income) expense:
Amortization of deferred financing costs and debt discount	219	813	755	1,522
Loss on extinguishment of debt	1,389	—	1,389	—
Interest expense — related party	—	228	—	454
Interest expense	5	46	49	96
Derivative fair value adjustment	(7,297)	—	(10,080)	—
Other expense	—	—	10	—

Total other (income) expense:	(5,684)	1,087	(7,877)	2,072

Net income (loss)	$2,233	$(2,703)	$2,645	$(4,772)
Deemed dividend for beneficial conversion feature on Series D-2 preferred stock	—	—	(909)	—
Deemed dividend for antidilution adjustments to convertible preferred stock	—	—	(214)	—
Accretion of convertible preferred stock	—	—	(510)	—
Allocation of net income to convertible preferred stockholders	(262)	—	(303)	—

Net income (loss) attributable to common stockholders	$1,971	$(2,703)	$709	$(4,772)

Per share information:
Net income (loss) per common share, basic	$0.38	$(8.05)	$0.26	$(14.21)

Net loss per common share, diluted	$(0.98)	$(8.05)	$(3.08)	$(14.21)

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,645	$(4,772)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on insurance recovery	(165)	—
Gain on sale of asset, net of transaction expenses	—	(986)
Loss on extinguishment of debt	1,389	—
Recovery of bad debt	(75)	(10)
Depreciation	615	691
Stock-based compensation expense	382	83
Amortization of deferred financing costs and debt discount	755	1,522
Change in fair value of derivative liability	(10,080)	—
Changes in deferred rent	(56)	(22)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(394)	181
Prepaid expenses, other assets, and deferred costs	(351)	52
Accounts payable and accrued expenses	946	(307)
Interest payable — related party	—	455
Deferred revenue	321	280

Net cash used in operating activities	(4,068)	(2,833)

Cash flows from investing activities:
Proceeds from insurance recovery	216	—
Proceeds from sale of asset, net of transaction expenses	—	986
Purchases of property and equipment	(323)	(313)

Net cash (used in) provided by investing activities	(107)	673

Cash flows from financing activities:
Proceeds from initial public offering	62,000	—
Proceeds from issuance of convertible notes	—	632
Proceeds from sale of preferred stock	544	—
Repayment of debt	(15,000)	—
Payments of deferred offering costs and underwriting discounts and commissions	(6,410)	—
Proceeds from exercise of stock warrants	55	—
Proceeds from exercise of stock options	9	3

Net cash provided by financing activities	41,198	635
Increase (decrease) in cash and cash equivalents	37,023	(1,525)

Cash and cash equivalents, beginning of period	1,402	2,385

Cash and cash equivalents, end of period	$38,425	$860

Supplemental cash flow information:
Cash paid for interest	$49	$97

Noncash financing and investing activities:
Beneficial conversion feature on sale of Series D-2 preferred stock	$909	$—

Beneficial conversion feature for antidilution adjustment	$214	$—

Adjustment of preferred stock to redemption value	$510	$—

Deemed contribution of a loan guarantee	$—	$3,930

Deferred offering costs included in accounts payable and accrued expenses	$465	$—

Equipment purchase in accounts payable and accrued expenses	$6	$9

Impairment of fixed asset	$51	$—

Deferred offering costs reclassified to additional paid-in capital	$4,127	$—

Warrant derivative liability reclassified to additional paid-in capital	$2,701	$—

Conversion of convertible preferred stock to common stock	$88,790	$—

Other receivable due from holders of June 2013 convertible notes	$—	$267

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

Initial public offering

On May 7, 2014, the Company completed an initial public offering (“IPO”) of its common stock. The Company sold an aggregate of 6,200,000 shares of common stock under the registration statement on Form S-1 declared effective by the Securities and Exchange Commission (“SEC”) on May 2, 2014, at a public offering price of $10.00 per share. Net proceeds were $54,583, after deducting underwriting discounts and commissions of $3,290 and offering expenses of $4,127. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 1,691,884 shares of common stock and certain outstanding warrants were exercised for an additional 275,687 shares of common stock. In connection with the consummation of the IPO, the Company repaid outstanding debt with a principal balance of $15,000, plus all accrued interest, to the holder of such debt, which was outstanding pursuant to a credit agreement referred to herein as the 2013 Credit Agreement. The significant increase in the shares outstanding in May 2014 is expected to impact the comparability of our net income (loss) per share calculations between 2013 and 2014 periods.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s registration statement on Form S-1 under the Securities Act of 1933, as amended, filed with and declared effective by the SEC on May 2, 2014.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include: the accounts receivable allowance; the valuation of the related-party deemed contribution; the fair value of the Company’s common stock used to measure stock-based compensation for options granted to employees and nonemployees and to determine the fair value of common stock warrants; the fair value of convertible preferred stock; the fair value of the Company’s derivative liability; and the estimated useful lives of property and equipment.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with a bank which exceeds insured limits, and accounts receivable and unbilled services. The Company performs ongoing credit evaluations of customer’s financial condition and does not require collateral.

Cash and Cash Equivalents

The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.

Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consist of amounts billed and unbilled under the Company’s service contracts with its customers. The Company extends credit to customers without requiring collateral. Accounts receivable are stated at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance based on its history of collections and write-offs and the current status of all receivables. The Company does not accrue interest on trade receivables. The allowance for bad debts was $0 and $163 as of June 30, 2014, and December 31, 2013, respectively.

Deferred Financing Costs

Deferred financing costs are transaction costs associated with issuing debt as well as costs related to a deemed contribution for a guarantee from a related party. The Company recognizes these costs in the balance sheet as noncurrent assets. Deferred financing costs are amortized over the life of the related debt.

Deferred Offering Costs

Deferred offering costs are expenses directly related to the IPO. These costs consist of legal, accounting, printing, and filing fees that the Company capitalized, including fees incurred by the independent registered public accounting firm directly related to the offering. The deferred offering costs were offset against the IPO proceeds in May 2014 and were settled to additional paid-in capital.

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

The Company’s contract research and development services revenue is recognized in the period in which the services are performed. The Company historically has recognized milestone payments received on a straight-line basis over the remaining service period. No milestone payments were received in the periods presented in the accompanying statements of operations. In arrangements that include license rights and other non-contingent deliverables, such as participation in a steering committee, these deliverables do not have standalone value because the non-contingent deliverables are dependent on the license rights. That is, the non-contingent deliverables would not have value without the license rights, and only the Company can perform the related services. Upfront license rights and non-contingent deliverables, such as participation in a steering committee, do not have standalone value as they are not sold separately and they cannot be resold. In addition, when non-contingent deliverables are sold with upfront license rights, the license rights do not represent the culmination of a separate earnings process. As such, the Company accounts for the license and the non-contingent deliverables as a single combined unit of accounting. Therefore, license revenue in the form of non-refundable upfront payments is deferred and recognized over the applicable relationship period, which historically has been the estimated period of the Company’s substantive performance obligations or the period the rights granted are in effect. The Company recognizes contingent event-based payments under license agreements when the payments are received. The Company recognized an immaterial amount of license revenue from the receipt of upfront payments in the accompanying statement of operations. The Company has not received any royalty payments to date.

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

The Company’s deferred revenue comprises upfront payments received and is recognized over the estimated relationship period. The Company received upfront payments of $313, $1,500 and $500 in August 2012, August 2013 and January 2014, respectively, which are recognized over periods of six months, 70 months and 48 months, respectively. The Company recognized revenue from these upfront payments of $96 and $189 for the three and six months ended June 30, 2014, respectively, and $0 and $62 for the three and six months ended June 30, 2013, respectively.

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

Basic and Diluted Earnings (Net Loss) per Share of Common Stock

The Company uses the two-class method to compute earnings (net loss) per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company’s convertible preferred stock were entitled to participate in dividends, when and if declared by the board of directors that were made to common stockholders, and as a result were considered participating securities.

3.	Property and Equipment

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
Equipment	$9,891	$9,577
Furniture and fixtures	378	378
Leasehold improvements	13,115	13,115

Total property and equipment	23,384	23,070
Less accumulated depreciation	18,335	17,669

Property and equipment, net	$5,049	$5,401

Depreciation expense was $307 and $615 for the three and six months ended June 30, 2014, respectively, and $343 and $691 for the three and six months ended June 30, 2013, respectively.

In the quarter ended June 30, 2014, the Company’s insurance carrier remitted proceeds for the replacement cost of a fixed asset that was damaged by severe weather. The asset’s net book value was reduced upon occurrence of the damage. The proceeds received from the insurance recovery exceeded the net book value of the asset by $165, which was recognized as a gain during the quarter ended June 30, 2014. The replacement asset has been ordered and is expected to be delivered, installed and placed in service during the quarterly period ended September 30, 2014.

4.	Debt Obligations

Credit Facility Agreement

In April 2010, the Company entered into a $15,000 credit facility agreement with HSBC Bank (the “2010 Credit Agreement”). The agreement comprised a $5,000 term loan and a $10,000 revolving credit facility. Borrowings under the 2010 Credit Agreement carried interest at a rate of London InterBank Offered Rate plus 0.95% per annum. The 2010 Credit Agreement required interest-only payments through March 2013 and was guaranteed by a related party that has an investment in the Company. All outstanding borrowings under the agreement were originally due on March 11, 2013. The 2010 Credit Agreement contained no financial covenants. On March 8, 2013, the Company entered into an agreement to amend the 2010 Credit Agreement with HSBC Bank (the “2013 Credit Agreement”). The 2013 Credit Agreement required interest-only payments through December 2014 when all outstanding borrowings were due. Other significant terms of the 2010 Credit Agreement remained the same, which included the guarantee made by a related party that has an investment in the Company.

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

The 2013 Credit Agreement represented a new loan, and the Company determined the value of the extended guarantee under the 2013 Credit Agreement to be $3,930, which was amortized over the term of the 2013 Credit Agreement. The unamortized deferred financing costs of the deemed contribution related to the guarantee of the 2010 Credit Agreement amounting to $153 were expensed at the date of the amendment. As of December 31, 2013, both the $5,000 term loan and the $10,000 revolving credit facility were outstanding under the 2013 Credit Agreement.

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

On April 29, 2014, the Company entered into another addendum to the agreement with the related party guarantor. Under this addendum and conditioned upon the closing of the IPO, the parties agreed to terminate the Company’s obligations made under the addendum dated March 17, 2014. Under this addendum, the Company agreed that to the extent the related party guarantor invested in the IPO, the amount invested by the related party guarantor would be used to pay down the outstanding balance under the 2013 Credit Facility.

Upon completion of the IPO on May 7, 2014, the entire outstanding balance of the 2013 Credit Agreement, amounting to $15,000 plus accrued interest, was paid in full using the proceeds from the IPO. The Company recorded a loss on the extinguishment of debt of $1,389 in the three month period ended June 30, 2014 as the remaining deferred financing costs associated with the 2013 Credit Agreement were written off. The Company had no outstanding debt as of June 30, 2014.

Amortization of deferred financing costs associated with the 2010 Credit Agreement and 2013 Credit Agreement was $219 and $755 for the three and six months ended June 30, 2014, respectively, and $534 and $1,243 for the three and six months ended June 30, 2013, respectively.

The weighted-average interest rate was 1.19% for both the three and six months ended June 30, 2014, and 1.23% and 1.22% for the three and six month periods ended June 30, 2013, respectively. Interest expense was $5 and $49 for the three and six months ended June 30, 2014, respectively, and $46 and $96 for the three and six months ended June 30, 2013, respectively.

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

In June 2013, the Company executed another Note and Warrant Purchase Agreement (the “June 2013 Note and Warrant Agreement”) with certain existing lenders. Under the June 2013 Note and Warrant Agreement, the lenders agreed to loan to the Company up to $1,500 in exchange for convertible notes (the “June 2013 Notes”). The Company issued June 2013 Notes for an aggregate amount of $899. In addition, the Company agreed to issue warrants to purchase shares of the Company’s common stock upon the request of a majority of the noteholders. The June 2013 Notes were convertible into shares of the Company’s stock using similar methods described in the 2011-2012 Notes. In addition, the June 2013 Notes included conversion of the entire outstanding principal and interest balance into equity securities upon the closing of any equity financing at the option of the noteholders.

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

On the date of issuance, the fair value of warrants issued in the year ended December 31, 2012 under the December 2011 Note and Warrant Agreement was $328. The fair value of these warrants was accounted for as debt discount and amortized to expense over the stated term of the 2011-2012 Notes. The fair value of the obligation to issue warrants in connection with the June 2013 Notes was $1,168. The fair value of the obligation to issue warrants was $269 above the face value of the June 2013 Notes and this excess was expensed at issuance. The $899 remaining amount of the fair value of the obligation to issue warrants was accounted for as a debt discount and was amortized to expense over the term of the June 2013 Notes. The amount of the discount related to the 2011-2012 Notes’ warrants and the June 2013 Notes’ obligation to issue warrants that was amortized to expense was $0 for both the three and six month periods ended June 30, 2014, and $10 for both the three and six month periods ended June 30, 2013.

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

Rent expense was approximately $236 and $467 for the three and six months ended June 30, 2014, respectively, and $227 and $450 for the three and six months ended June 30, 2013, respectively. Future minimum lease payments for all operating leases as of June 30, 2014 are as follows:

2014	$530
2015	1,075
2016	1,104
2017	1,123
2018	1,156
Thereafter	291

Total	$5,279

License Arrangement with Potential Future Expenditures

As of June 30, 2014, the Company had a license arrangement with Merck that involves potential future expenditures. Under the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19,000 upon initiation of SCY-078, the Company’s lead product candidate, phase 2 and 3 clinical studies, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalties are mid- to high-single digits. The Company has two additional licensing agreements that could require it to make payments of up to $2,300 upon achievement of certain milestones by the Company.

Clinical Development Arrangement

In June 2014, the Company entered into an agreement with a third-party clinical research organization to conduct a Phase 2 clinical trial for SCY-078. The total fees and expenses under the agreement are projected to be approximately $6.2 million during the term of the agreement. The Company had no such commitments as of December 31, 2013. The scope of the services under the agreement can be modified at any time, and the agreement can be terminated by either party 30 days after receipt of written notice.

6.	Convertible Preferred Stock

Convertible preferred stock had a par value of $0.001 and was issued beginning in 2000. Each issuance is briefly described as follows:

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

In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Preferred in conjunction with a loan financing agreement. The warrants were issued with an exercise price of $3.25 per share and will expire on July 14, 2016. The fair value at the date of grant for these instruments was $459, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period. The Company recorded other income associated with the fair value adjustment for these warrants of $0 and $37 for the three and six month periods ended June 30, 2014, respectively, and $0 for both the three and six month periods ended June 30, 2013, respectively.

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

On January 31, 2014, the Company sold 388,641 shares of Series D-2 Preferred to related parties under the Series D-2 Purchase Agreement at $1.40 per share, for an aggregate price of $544. The sale also included warrants to purchase 19,048 shares of the Company’s common stock at $0.20 per share. The fair value of the warrants on the date of issuance was $906. The fair value of the warrants was $362 above the face amount of the Series D-2 Preferred and this excess was expensed to derivative fair value adjustment at issuance. The Company calculated the fair value of the warrants as the difference between the estimated fair value of the common stock on January 31, 2014 of $47.74 per share and the exercise price per share of $0.20 per share multiplied by the number of shares of common stock issuable upon exercise of the warrants of 19,048. The warrants are classified as a derivative liability and stated at fair value at each reporting period. With the sale of the Series D-2 Preferred on January 31, 2014 at a price of $1.40 per share, the antidilution provisions associated with the Series B Preferred, the Series C Preferred, the Series C-1 Preferred, and the Series C-2 Preferred were triggered. As of January 31, 2014, the conversion price of the Series B Preferred, the Series C Preferred, the Series C-1 Preferred, and the Series C-2 Preferred were reduced from $32.2912, $36.2386, $46.1101, and $78.9623, respectively, to $32.0076, $35.8917, $45.6062, and $77.9382, respectively.

Automatic Conversion of Preferred Stock

On March 13, 2014, the Company amended its amended and restated certificate of incorporation to require the automatic conversion of the convertible preferred stock into common stock upon the completion of a public offering of common stock with gross proceeds of at least $20,000. There were no other changes in significant terms of the convertible preferred stock during the six months ended June 30, 2014. In May 2014, upon completion of the IPO, all outstanding shares of convertible preferred stock were converted into an aggregate of 1,691,884 shares of common stock at their conversion prices.

Authorized, Issued, and Outstanding Preferred Shares

The following table summarizes authorized, issued and outstanding preferred shares as of May 7, 2014, immediately prior to the automatic conversion to shares of common stock:

	Authorized	Issued and Outstanding
Series A Preferred	31,410	31,407
Series B Preferred	711,987	467,814
Series C Preferred	2,967,678	2,770,633
Series C-1 Preferred	3,076,923	—
Series C-2 Preferred	2,347,826	2,347,826
Series D-1 Preferred	10,000,000	6,054,255
Series D-2 Preferred	10,000,000	6,131,338

Total	29,135,824	17,803,273

Preferred Stock Activity

The following table summarizes preferred stock activity for the six months ended June 30, 2014:

	Shares of
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series C-1 Convertible Preferred Stock	Series C-2 Convertible Preferred Stock	Series D-1 Convertible Preferred Stock	Series D-2 Convertible Preferred Stock
Balance, December 31, 2013	31,407	467,814	2,770,633	—	2,347,826	6,054,255	5,742,697
Issuance of Series D-2 Preferred	—	—	—	—	—	—	388,641
Automatic conversion to common stock	(31,407)	(467,814)	(2,770,633)	—	(2,347,826)	(6,054,255)	(6,131,338)

Balance, June 30, 2014	—	—	—	—	—	—	—

7.	Common Stock

Authorized, Issued, and Outstanding Common Shares

The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares and 70,000,000 authorized shares at June 30, 2014, and December 31, 2013, respectively; 8,502,055 and 334,068 shares were issued and outstanding at June 30, 2014, and December 31, 2013, respectively. The following table summarizes common stock share activity for the six months ended June 30, 2014:

Shares of Common Stock
Balance, December 31, 2013	334,068
Exercise of stock options	416
Conversion of preferred stock	1,691,884
Exercise of common stock warrants	275,687
Common stock issued through IPO	6,200,000

Balance, June 30, 2014	8,502,055

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	As of	As of
	June 30, 2014	December 31, 2013

For conversion of Series A Preferred, Series B Preferred, Series C Preferred, Series C-2 Preferred, Series D-1 Preferred, and Series D-2 Preferred and exercise of warrants to purchase Series C-1 Preferred and subsequent conversion of the shares purchased	—	1,675,812
Outstanding stock options *	215,467	137,610
Outstanding common stock warrants	—	257,242
For possible future issuance under stock option plan *	228,812	49,734
For possible future issuance under employee stock purchase plan	47,794	—

Total common shares reserved for future issuance	492,073	2,120,398

*	Excludes the effects of the 2014 Equity Incentive Plan amendment and option grants described in Note 8, which were approved by the Board of Directors on June 18, 2014 but are contingent upon approval by the Company’s stockholders.

Warrants issued from the Note and Warrant Purchase Agreements

The Company had outstanding common stock warrants issued in connection with the Note and Warrant Purchase Agreements the Company executed in December 2011 and June 2013 (Note 4).

The December 2011 Note and Warrant Purchase Agreement included warrants to purchase 26,000 shares of the Company’s common stock at $0.20 per share. The warrants could be exercised for shares of common stock, in accordance with their terms, at the earliest of:

(i)	The date the related convertible notes were converted,

(ii)	The date the related convertible notes were repaid or prepaid in full, and

(iii)	June 30, 2012.

These warrants would expire on June 30, 2017, and would terminate unless exercised prior to an IPO. The number of shares of common stock that could be purchased by exercising the warrants would vary based on the event that occurred and would be calculated in accordance with the December 2011 Note and Warrant Purchase Agreements (Note 4).

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

In connection with the consummation of the IPO in May 2014, substantially all outstanding common stock warrants were exercised at an exercise price of $0.20 per share and the holders received 275,687 shares of common stock.

These warrants met the definition of a derivative financial instrument and were accounted for as derivatives. The combined fair value of the common stock warrant derivative liabilities, including warrants issued with the sale of Series D-2 Preferred, was $2,701 as of May 2, 2014, and this amount was settled to additional paid in capital on that date. The combined fair value of the common stock warrant derivative liabilities was $12,200 as of December 31, 2013, which was recorded as a long-term derivative liability in the accompanying balance sheet. The fair value adjustment of the long-term derivative liability was recorded as other income in the amounts of $7,297 and $10,442 for the three and six months ended June 30, 2014, respectively, and other income/loss of $0 for both the three and six months ended June 30, 2013, respectively. As discussed in Note 6, the fair value of the warrants issued in connection with the Company’s Series D-2 Preferred offering in January 2014 was $362 above the face amount of the Series D-2 Preferred. This excess was expensed in the six months ended June 30, 2014, and, as a result, the net fair value adjustment presented in the accompanying statements of operations for the six months ended June 30, 2014 is $10,080.

8.	Stock-based Compensation

2009 Stock Option Plan

The Company had a share-based compensation plan (the “2009 Stock Option Plan”) under which the Company granted options to purchase shares of common stock to employees, directors, and consultants as either incentive stock options or nonqualified stock options. Incentive stock options could be granted with exercise prices not less than 100% to 110% of the fair market value of the common stock. Options granted under the plan generally vest over three to four years and expire in 10 years from the date of grant.

2014 Equity Incentive Plan

In February 2014, the Company’s board of directors adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which was subsequently ratified by its stockholders and became effective on May 2, 2014 (the “Effective Date”). The 2014 Plan is the successor to and continuation of the 2009 Stock Option Plan. As of the Effective Date, no additional awards will be granted under the 2009 Stock Option Plan, but all stock awards granted under the 2009 Stock Option Plan prior to the Effective Date will remain subject to the terms of the 2009 Stock Option Plan. All awards granted on and after the Effective Date will be subject to the terms of the 2014 Plan. The 2014 Plan provides for the grant of the following awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. Employees, directors, and consultants are eligible to receive awards.

Under the 2014 Plan, the aggregate number of shares of common stock that may be issued from and after the Effective Date (the “share reserve”) will not exceed the sum of 257,352 new shares, the shares that represented the 2009 Stock Option Plan’s available reserve on the Effective Date, and any returning shares from the 2009 Stock Option Plan. The share reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2015 and ending on January 1, 2024, in an amount equal to 4.0% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year. The Board of Directors may act prior to January 1st of a given year to provide that there will be no increase in the share reserve or that the increase will be a lesser number of shares than would otherwise occur.

On June 18, 2014, the Company’s Board of Directors and Compensation Committee approved an amendment of the 2014 Plan, subject to stockholder approval, to increase the aggregate number of shares of the Company’s common stock that may be issued under the 2014 Plan by an additional 351,653 shares. All other material terms of the 2014 Plan otherwise remain unchanged. The Company’s stockholders had not received the 2014 Plan amendment for vote, nor had the amendment been approved by the stockholders, as of June 30, 2014.

Also on June 18, 2014, the Company’s Board of Directors approved, contingent upon stockholder approval of the additional 351,653 shares to be added to the share reserve under the 2014 Plan, the grant of options to purchase 396,573 shares of common stock at a per share exercise price of $9.64 to certain of the Company’s executive officers and employees. The Company does not believe stockholder approval of the share reserve amendment is perfunctory. No compensation cost was recognized during the period ending June 30, 2014 associated with previously described option grants because they are subject to and contingent upon approval by the Company’s stockholders.

As of June 30, 2014, there were 228,812 shares of common stock available for future issuance under the 2014 Plan, which excludes the effects of the previously described 2014 Plan amendment and option grants that were approved by the Board of Directors on June 18, 2014, but are contingent on approval by the Company’s stockholders.

Option Amendments

During the quarter ended June 30, 2014, the Board of Directors of the Company approved the following with respect to the 2009 Stock Option Plan:

•	On April 29, 2014, the exercise price per share of certain options to purchase 53,404 shares of common stock under the 2009 Stock Option Plan was lowered to an amount equal to $10.00 per share, the initial public offering price per share in the IPO. The original exercise prices of such options ranged from $20.40 to $61.20 per share, with a weighted average exercise price of $54.87 per share.

•	On June 18, 2014, the exercise price per share of all outstanding options to purchase shares of common stock under the 2009 Stock Option Plan was lowered to an amount equal to $9.64 per share, the closing stock price on June 18, 2014. This modification lowered the exercise price of outstanding options to purchase 110,346 shares of common stock, including those options to purchase common stock that were previously modified on April 29, 2014. These outstanding stock options had exercise prices that ranged from $20.40 to $61.20 per share, with a weighted average exercise price of $41.87 per share.

•	Also on June 18, 2014, the contractual term of all outstanding options to purchase shares of common stock under the 2009 Stock Option Plan was extended to June 17, 2024.

The Company determined the additional compensation cost associated with the previously described modifications pursuant to applicable guidance in FASB ASC Topic 718, Compensation—Stock Compensation. The additional compensation cost was determined by calculating the difference between (a) the estimated fair value of each option award immediately prior to the modifications and (b) the estimated fair value of each option award immediately after the modifications. The fair value of each option award immediately prior to and immediately after modification was estimated using the Black-Scholes option-pricing model, consistent with and in accordance with the Company’s existing accounting policy for stock compensation (Note 1). Using the Black-Scholes option-pricing model, the weighted-average fair value of outstanding 2009 Stock Option Plan option awards was $3.08 per option immediately prior to modification on June 18, 2014 and was $5.87 per option immediately after modification. The additional compensation cost was determined to be $293, of which $130 was associated with services previously performed and, therefore, was expensed in the quarter ending June 30, 2014. The remaining additional compensation cost is associated with future service periods and will be recognized as those services are performed.

Also on June 18, 2014, the Board of Directors approved modifications to the exercise price and contractual term of all outstanding option awards under the Company’s Stock Option Plan previously adopted by the Company in 1999 (the “1999 Stock Option Plan”). The modifications to the exercise price and contractual term are consistent with those previously described for outstanding options under the 2009 Stock Option Plan. In addition, the 1999 Stock Option Plan option awards were modified to provide that the holder may exercise vested shares under the option for the contractual term of the option even in the event the holder terminates services with the Company other than for cause. Pursuant to the terms of the 1999 Stock Option Plan, any amendments that modify the terms of the options awards require approval or consent of the Company’s shareholders. The Company’s stockholders had not received the 1999 Stock Option Plan amendment for vote, nor had the amendments been approved by the stockholders as of June 30, 2014. The Company does not believe stockholder approval of the amendments is perfunctory. Therefore, no additional compensation cost was recognized during the period ended June 30, 2014, associated with the modifications to the 1999 Stock Option Plan option awards.

2014 Employee Stock Purchase Plan

In February 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”), which was subsequently ratified by the Company’s stockholders and became effective on May 2, 2014. The purpose of the ESPP is to provide means by which eligible employees and certain designated related corporations may be given an opportunity to purchase shares of the Company’s common stock, and to seek and retain services of new and existing employees and to provide incentives for such persons to exert maximum efforts for the success of the Company. Common stock that may be issued under the ESPP will not exceed 47,794 shares, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of ten years, commencing on January 1, 2015 and ending on January 1, 2024, in an amount equal to the lesser of (i) 0.8% of the total number of shares of outstanding common stock on December 31 of the preceding calendar year, and (ii) 29,411 shares of common stock. Similar to the 2014 Plan, the board of directors may act prior to January 1st of a given year to provide that there will be no increase in the share reserve or that the increase will be a lesser number of shares than would otherwise occur. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

Compensation Cost

The compensation cost that has been charged against income for stock awards under both the 2009 Stock Option Plan and the 2014 Plan was $272 and $382 for the three and six month periods ended June 30, 2014, respectively, and $42 and $83 for the three and six month periods ended June 30, 2013, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $0 for the three and six months ended June 30, 2014 and 2013. Cash received from options exercised was $4 and $9 for the three and six months ended June 30, 2014, respectively, and $5 for the year ended December 31, 2013.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$37	$11	$50	$22
Research and development	100	7	162	14
Selling, general and administrative	135	24	170	47

	$272	$42	$382	$83

9.	Income Taxes

The Company did not record a federal or state income tax benefit for the three and six months ended June 30, 2014 and 2013 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

10.	Earnings Per Share

The Company uses the two-class method to compute earnings per share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities when calculating diluted earnings per share. Under the “treasury stock” method, it is assumed that the warrants and options were exercised at the beginning of the period and that the funds obtained from the exercise were used to reacquire the Company’s common stock at the average market price for the period and includes those securities when they are dilutive. Under the “if-converted” method, it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period.

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to the Company’s common stockholders:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013

Net income (loss)	$2,233	$(2,703)	$2,645	$(4,772)
Deemed dividend for beneficial conversion feature on Series D-2 Preferred	—	—	(909)	—
Deemed dividend for antidilution adjustments to convertible preferred stock	—	—	(214)	—
Accretion of convertible preferred stock	—	—	(510)	—
Allocation of net income to convertible preferred stockholders	(262)	—	(303)	—

Net income (loss) attributable to common stock - basic	$1,971	$(2,703)	$709	$(4,772)
Derivative fair value adjustment	(7,297)	—	(10,080)	—

Net loss attributable to common stock - diluted	$(5,326)	$(2,703)	$(9,371)	$(4,772)

Weighted-average common shares outstanding - basic	5,181,174	335,889	2,771,020	335,835
Allocation of common stock warrants as participating securities	273,197	—	273,709	—

Weighted-average of outstanding common stock - diluted	5,454,371	335,889	3,044,729	335,835

Net income (loss) per share
Basic	$0.38	$(8.05)	$0.26	$(14.21)

Diluted	$(0.98)	$(8.05)	$(3.08)	$(14.21)

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive. The convertible preferred stock securities will no longer be potentially dilutive in future periods because, as discussed in Note 6, in May 2014, upon completion of the IPO, all outstanding shares of the convertible preferred stock were converted into shares of common stock at their conversion prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Convertible preferred stock:
Series A Preferred	6,149	6,149	6,149	6,149
Series B Preferred	131,685	93,566	131,685	93,566
Series C Preferred	783,515	554,174	783,515	554,174
Series C-2 Preferred	173,213	119,958	173,213	119,958
Series D-1 Preferred	296,773	—	296,773	—
Series D-2 Preferred	300,549	—	300,549	—
Warrants to purchase Series C-1 Preferred	14,033	9,846	14,033	9,846
Warrants to purchase common stock	—	114,987	—	114,987
Stock options	215,467	—	215,467	—
Convertible notes	—	475,323	—	475,323

11.	Related-Party Transactions

The Company had transactions with related parties as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$1,822	$1,822	$3,644	$3,644
Selling, general and administrative expense	500	—	500	—

Sanofi owns 100% of a subsidiary that is a customer of the Company. Both Sanofi and the subsidiary have an investment in the Company. The Company’s related-party revenue with the subsidiary composed 39% of total revenue for both the three and six months ended June 30, 2014, respectively, and composed 43% and 40% of total revenue for the three and six months ended June 30, 2013, respectively.

In May 2013, the Company entered into an engagement letter with Burrill Securities, an affiliate of Burrill Biotechnology Capital Fund, L.P., a holder of the Company’s capital stock. Pursuant to the letter, Burrill Securities assisted the Company with the identification of certain strategic alternatives. Under the letter, the Company would have owed Burrill Securities a success fee of 5% of the transaction value of any strategic transaction or financing transaction resulting from the engagement and that closed during the term of the letter or within twelve months after the end of the term of the letter. The term of the letter expired on November 17, 2013. In December 2013, the Company entered into an amendment to the engagement letter that provided that notwithstanding anything to the contrary in the engagement letter, in the event the Company consummated a public offering of its common stock prior to November 17, 2014, the Company would pay Burrill Securities a success fee of $500 as payment in full for all its obligations under the engagement letter. In May 2014, the Company paid the $500 success fee to Burrill Securities pursuant to the engagement letter, as amended, and the fee was recognized as general and administrative expense in the accompanying statements of operations.

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

As of June 30, 2014, there were no assets or liabilities measured at fair value on a recurring basis.

The following table summarizes the conclusions reached as of December 31, 2013:

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability — Series C-1 warrants	$37	$—	$—	$37
Derivative liability — common stock warrants	12,200	—	—	12,200

Total derivative liability	$12,237	$—	$—	$12,237

The Company’s derivative liabilities were the only balance sheet amounts that were measured at fair value on a recurring basis. The fair value of these warrant derivatives was based on a valuation of the Company’s common stock. In order to determine the fair value of the Company’s common stock, the Company used a probability-weighted expected return method, or PWERM. Significant inputs for the PWERM included an estimate of the Company’s equity value, a weighted average cost of capital and an estimated probability and timing for each valuation scenario.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Six months ended June 30, 2014
Beginning balance, December 31, 2013	$12,237
Issuance of warrants	544
Excess of fair value of warrants over proceeds	362
Adjustment to fair value	(10,442)
Reclassification to additional paid-in capital upon exercise of warrants	(2,701)

Ending balance, June 30, 2014	$—

13.	Significant Agreements

In August 2013, the Company entered into a development, license, and supply agreement with R-Pharm, CJSC or R-Pharm, granting it exclusive rights to develop and commercialize an anti-fungal drug (SCY-078) in the field of human health in Russia and certain smaller non-core markets. The Company received an upfront payment of $1,500, and is entitled to receive payments on contingent events, including 1) a development milestone payment of $3,000 upon the first registration of SCY-078 in any country covered by the agreement; 2) sales-based payments of up to $15,000 upon R-Pharm’s achievement of specified targets for cumulative net sales of SCY-078; and 3) percentage royalties of up to the mid-teens on SCY-078 net sales.

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

In December 2013, the Company entered into a licensing agreement with Elanco Animal Health (“Elanco”). The agreement includes an upfront payment of $500 and multi-year contract research and development services with fees of $2,750 annually for the first two years and $3,000 annually for the second two years, and entitles the Company to: 1) development milestone payments of up to $1,500 for each compound Elanco and the Company decide to develop; 2) a one-time payment of up to $2,000 for the first regulatory approval of any product in the U.S.; 3) a one-time payment of $4,000 for the first commercial sale of a product in the U.S. and a one-time payment of $1,500 for the first commercial sale of a product in the European Union; 4) one-time payments of up to $15,000 for reaching specified annual sales of a product; and 5) mid-single-digit percentage royalties on net annual sales. The Company has deferred the upfront payment, which it received in January 2014, and is recognizing the revenue over the research and development period of 48 months.

14.	Severance Costs

In June 2014, the Company reduced its workforce in an effort to reduce operating costs. Employee severance costs associated with this action were $379 for the three and six months ended June 30, 2014. The severance costs were unpaid as of June 30, 2014, and, therefore, are included in accrued expenses in the accompanying balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

We are a pharmaceutical company committed to the discovery, development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. We are developing our lead product candidate, SCY-078, as a novel oral and intravenous (IV) drug for the treatment of serious and life-threatening invasive fungal infections in humans. SCY-078 has been shown to be effective in vitro and in vivo in animal models against a broad range of Candida and Aspergillus fungal species, including drug resistant strains. These important pathogens account for approximately 85% of invasive fungal infections in the United States and Europe. SCY-078 was shown to be sufficiently safe and well-tolerated in multiple Phase 1 studies to support progression to Phase 2 studies. We anticipate that the first patient will be enrolled in the second half of 2014 in a Phase 2 study with an oral formulation of SCY-078 for the treatment of invasive Candida infection, a common and often fatal invasive fungal infection, and anticipate beginning Phase 1 studies with an IV formulation of SCY-078 in 2015. In addition to pursuing the development of SCY-078, we have additional enfumafungin derivatives and expertise that we may use to expand our anti-fungal portfolio. We also have clinical and preclinical assets based on the use of cyclophilin inhibitors to treat viral diseases, and provide contract research and development services, primarily in the field of animal health, which currently generate substantially all of our revenue.

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

As a spinout from Aventis S.A., or Aventis in 2000, we began as a chemistry and animal health services company, providing contract research services to third parties. Through the provision of these contract research and development services, we built significant expertise in parasitic infections and drug discovery. Since our formation, we have expanded our animal health capabilities and have discovered a number of proprietary compounds.

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

Recent Developments

On May 7, 2014, we completed our IPO, whereby we sold a total of 6,200,000 shares of our common stock at $10 per share for net proceeds of $54.6 million (after underwriting discounts, commissions, and offering costs). A related party who guaranteed our 2013 Credit Agreement invested $15.0 million during the IPO.

On May 7, 2014, $15.0 million of the proceeds from the IPO was used to pay in full the outstanding principal and all accrued interest under the 2013 Credit Agreement.

On May 7, 2014, upon completion of our IPO, all outstanding shares of our redeemable convertible preferred stock were converted into 1,691,884 shares of common stock. Also upon completion of our IPO, substantially all outstanding warrants to purchase common stock were exercised with respect to 275,687 shares of our common stock in which we received proceeds of $0.1 million in connection with such exercise.

On June 18, 2014, our Board of Directors approved the following:

•	an amendment of options to purchase shares of our common stock held by our employees, consultants, and directors, previously granted under our 1999 Stock Option Plan and our 2009 Stock Option Plan. As a result of the amendments, the exercise price of each outstanding option award as of June 18, 2014, was lowered to $9.64 per share and the term of each outstanding option award was extended until June 17, 2024. In addition, the 1999 Stock Option Plan option awards were further amended to provide that the holder may exercise vested shares under the option for the term of the option even in the event the holder terminates services with the Company (other than for cause). No other terms of the outstanding option awards were changed. The amendments to the 1999 Stock Option Plan are subject to stockholder approval.

•	an amendment of our 2014 Equity Incentive Plan, or the 2014 Plan, subject to stockholder approval, to increase the aggregate number of shares of our common stock that may be issued pursuant to awards under the 2014 Plan by an additional 351,653 shares. All other material terms of the 2014 Plan otherwise remain unchanged.

•	the grant of options to purchase 396,573 shares of common stock at a per share exercise price of $9.64 to certain of our employees, contingent upon stockholder approval of the additional 351,653 shares to be added to the share reserve under the 2014 Plan.

As of June 30, 2014, our stockholders had not yet voted on the previously described amendments to the 1999 Stock Option Plan and the 2014 Plan. Our stockholders are expected to vote on the amendments to the 1999 Stock Option Plan and the 2014 Plan during a Special Meeting of the Stockholders, to be held on September 11, 2014. On August 1, 2014, we distributed proxy materials to stockholders of record as of July 25, 2014 and filed the proxy statement with the SEC pursuant to Section 14(a) of the Securities Exchange Act of 1934.

In June 2014, we entered into an agreement with a third-party clinical research organization to conduct a Phase 2 clinical trial for SCY-078. The total fees and expenses under the agreement are projected to be approximately $6.2 million during the term of the agreement. The scope of the services under the agreement can be modified at any time, and the agreement can be terminated by either party 30 days after receipt of written notice.

Following the transfer by Merck to us of ownership and responsibility for the clinical development and NDA related to SCY-078, we assessed the regulatory history and initiated discussions with the FDA to obtain clarity on several open questions regarding the clinical development plan for SCY-078. We finalized the Phase 2 protocol in July 2014.

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

Research and Development Expense

Research and development expense consists of expenses incurred while performing research and development activities to discover, develop or improve potential product candidates we seek to develop. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of:

•	salaries and personnel-related costs, including benefits and any stock-based compensation for personnel in research and development functions;

•	costs related to executing preclinical and clinical trials;

•	fees paid to consultants and other third parties who support our product candidate development and intellectual property protection;

•	other costs in seeking regulatory approval of our products; and

•	allocated overhead.

The table below summarizes the total costs incurred for each of our key research and development projects during the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Cyclophilin Inhibitor Platform	$625	$754	$1,104	$1,750
SCY-078	1,198	245	2,039	403

Total Research and Development	$1,823	$999	$3,143	$2,153

Our cyclophilin inhibitor platform and SCY-078 projects were the only key research and development projects during the periods presented. We plan to increase our research and development expense for the foreseeable future as we continue our effort to develop SCY-078 and to potentially develop our other product candidates, subject to the availability of additional funding.

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

Gain on Insurance Recovery

In the quarter ended June 30, 2014, our insurance carrier reimbursed us for the replacement cost of a fixed asset that was damaged by severe weather. The asset’s net book value was reduced upon occurrence of the damage. The proceeds received from the insurance recovery exceeded the net book value of the asset in the amount of $0.2 million, which we recognized as a gain during the period ended June 30, 2014.

Gain on Sale of Asset

In May 2012, we sold the rights to internally developed research software to a third-party for $4.5 million. We received an initial payment of $3.5 million in May 2012, and two subsequent payments of $0.5 million each in February and May of 2013, which completed the sale transaction. We recorded these payments as a gain on sale of asset within total operating expenses in the period payment was received, net of transaction expenses.

Other Income (Expense)

Substantially all of our other income (expense) consists of costs associated with:

•	a related party guarantee of our outstanding credit facility;

•	interest on related party convertible debt;

•	fair value adjustments to our derivative liability for warrants issued in conjunction with the related party convertible debt; and

•	a loss on the extinguishment of debt.

Interest paid on our outstanding bank debt composes substantially all of the remaining other income (expense).

In April 2010, we entered into a $15.0 million credit facility agreement with HSBC Bank USA, National Association, or HSBC, which we refer to as the 2010 Credit Agreement. This 2010 Credit Agreement was guaranteed by a related party. We concluded that the guarantee represents a deemed contribution and recognized the value of the guarantee as deferred financing costs. The value of the guarantee was determined based on the difference between the 2010 Credit Agreement’s stated interest rate and the interest rate that would apply if there had been no guarantee from the related party. The value was determined to be $6.3 million at the time the 2010 Credit Agreement was established and was amortized over the life of the 2010 Credit Agreement. On March 8, 2013, the 2010 Credit

Agreement and related party guarantee were extended through 2014, under an amendment referred to as the 2013 Credit Agreement. At the time of the extension, we concluded that the value of the new guarantee was $3.9 million. This amount was recorded as deferred financing costs and was being amortized through the year 2014.

Upon completion of our IPO on May 7, 2014, the entire outstanding balance of the 2013 Credit Agreement, amounting to $15.0 million plus accrued interest, was paid in full using the proceeds from the IPO. We recorded a loss on the extinguishment of debt of $1.4 million in the three month period ended June 30, 2014, as the remaining deferred financing costs associated with the 2013 Credit Agreement were written off. We had no outstanding debt as of June 30, 2014.

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

The warrants to purchase common stock accounted for as derivatives were exercised in connection with the IPO. The combined fair values of the common stock warrant derivative liabilities was $2.7 million as of May 2, 2014, and this amount was settled to additional paid-in capital.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following table summarizes our results of operations for the six months ended June 30, 2014 and 2013, together with the changes in those items in dollars and percentage (dollars in thousands):

	Six Months Ended
	June 30, 2014		June 30, 2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Total revenue	$9,347	100.0%	$9,021	100.0%	$326	3.6%
Cost of revenue	8,140	87.1%	8,545	94.7%	(405)	(4.7)%

Gross Margin	1,207	12.9%	476	5.3%	731	153.6%

Operating expenses:
Research and development	3,143	33.6%	2,153	23.9%	990	46.0%
Selling, general and administrative	3,461	37.0%	2,009	22.3%	1,452	72.3%
Gain on insurance recovery	(165)	(1.8)%	—	—%	(165)	*
Gain on sale of asset	—	—%	(986)	(10.9)%	986	(100.0)%

Total operating expenses	6,439	68.9%	3,176	35.3%	3,263	102.7%

Loss from operations	(5,232)	(56.0)%	(2,700)	(30.0)%	(2,532)	93.8%

Other (income) expense:
Amortization of deferred financing costs and debt discount	755	8.1%	1,522	16.9%	(767)	(50.4)%
Loss on extinguishment of debt	1,389	14.9%	—	—%	1,389	*
Interest expense	49	0.5%	96	1.1%	(47)	(49.0)%
Interest expense — related party	—	—%	454	5.0%	(454)	(100.0)%
Derivative fair value adjustment	(10,080)	(107.8)%	—	—%	(10,080)	*
Other expense	10	0.1%	—	—%	10	*

Total other (income) expense:	(7,877)	(84.2)%	2,072	23.0%	(9,949)	(480.2)%

Net Income (Loss)	$2,645	28.3%	$(4,772)	(53.0)%	$7,417	(155.4)%

*	Not applicable or meaningful

Revenue. For the six months ended June 30, 2014, revenue of $9.3 million remained relatively consistent with the $9.0 million of revenue for the six months ended June 30, 2013. The increase of $0.3 million, or 3.6%, was the result of a $1.0 million increase in animal health services, offset partially by a $0.7 million decrease in discovery and drug metabolism and pharmacokinetics (DMPK) services revenue.

Cost of Revenue. For the six months ended June 30, 2014, cost of revenue decreased to $8.1 million compared to $8.5 million for the six months ended June 30, 2013. The decrease of $0.4 million, or 4.7%, was primarily the result of a $0.5 million decrease due to operating cost saving measures taken in 2014, and a $0.1 million decrease due to scientific personnel devoting more time to SCY-078 development in 2014, which results in the associated salaries and personnel-related costs for this effort being included in research and development expense in 2014, rather than cost of revenue. These decreases were partially offset by a $0.2 million increase in employee compensation expense, which was primarily due to an accrual of estimated annual employee bonus compensation in 2014.

Research and Development. For the six months ended June 30, 2014, research and development increased to $3.1 million from $2.2 million for the six months ended June 30, 2013. The increase of $0.9 million, or 46.0%, was primarily the result of a $0.7 million increase in employee compensation expense due to new research and development personnel hired in 2014, an accrual of estimated annual employee bonus compensation in 2014, an accrual of employee severance costs associated with workforce reduction activities in June 2014, and scientific personnel devoting more time to SCY-078 development in 2014, as well as a $0.1 million increase in third-party development services expenses associated with the SCY-078 compound.

Selling, General & Administrative. For the six months ended June 30, 2014, selling, general and administrative expenses increased to $3.5 million from $2.0 million for the six months ended June 30, 2013. The increase of $1.5 million, or 72.3%, was a result of a $0.5 million payment to a related party advisor who assisted us in evaluating potential strategic financing alternatives to an IPO, a $0.2 million increase in other professional services expenses indirectly associated with our IPO, a $0.4 million increase in professional services expenses directly associated with our continuing operations as a regulated, publicly traded company, a $0.2 million increase in employee compensation expense due to stock compensation expense associated with an option award modification, an accrual of estimated annual employee bonus compensation in 2014, and an accrual of employee severance costs associated with workforce reduction activities in June 2014, as well as a $0.2 million increase in other general and administrative expenses.

Gain on Insurance Recovery. For the six months ended June 30, 2014, we recognized a $0.2 million gain on insurance recovery as our insurance carrier reimbursed us for the replacement cost of a damaged fixed asset. The insurance proceeds of $0.2 million exceeded the carrying value of the damaged asset.

Gain on Sale of Assets. For the six months ended June 30, 2014, gain on sale of asset decreased to zero compared to $1.0 million in the six months ended June 30, 2013. The amount recorded during the 2013 period represents the final two payments received on the sale of proprietary software.

Amortization of Deferred Financing Costs and Debt Discount. For the six months ended June 30, 2014, amortization of deferred financing costs decreased to $0.8 million compared to $1.5 million in the six months ended June 30, 2013. The decrease of $0.7 million, or 50.4%, was the result of the 2013 Credit Agreement being repaid during the six months ended June 30, 2014, and an additional amount of amortization expense recorded during the six months ended June 30, 2013. Upon completion of our IPO in May 2014, the entire outstanding balance of the 2013 Credit Agreement amounting to $15.0 million plus accrued interest was paid in full using the proceeds from the IPO. The remaining unamortized balance of the deferred financing costs on the debt settlement date of $1.4 million was immediately recognized as a loss on the extinguishment of debt in the six month period ended June 30, 2014. This loss on extinguishment of debt is presented separately in the accompanying statements of operations. During March 2013, the 2010 Credit Agreement and related party guarantee were extended through 2014. At the time of the extension, the remaining unamortized balance of deferred financing costs of $0.2 million from the 2010 Credit Agreement was immediately recognized as expense. In June 2013, in conjunction with the issuance of the June 2013 Notes, we entered into an obligation to issue warrants to purchase shares of our common stock. The fair value of the obligation to issue warrants in connection with the June 2013 Notes was $1.2 million. The fair value of the obligation to issue warrants was $0.3 million above the face value of the June 2013 Notes and this excess was expensed at issuance in the six month period ended June 30, 2013.

Loss on Extinguishment of Debt. For the six months ended June 30, 2014, loss on extinguishment of debt was $1.4 million compared to zero for the six months ended June 30, 2013. Upon completion of our IPO in May 2014, the entire outstanding balance of the 2013 Credit Agreement amounting to $15.0 million plus accrued interest was paid in full using the proceeds from the IPO. The remaining unamortized balance of the deferred financing costs on the debt settlement date of $1.4 million was immediately recognized as a loss on the extinguishment of debt in the six month period ended June 30, 2014.

Interest Expense — Related Party. For the six months ended June 30, 2014, interest expense — related party was zero compared to $0.5 million in the six months ended June 30, 2013. As of June 30, 2014 and 2013, the convertible promissory notes issued and outstanding were $0 and $12.3 million, respectively. There was no interest expense — related party recognized in the six months ended June 30, 2014, since the outstanding principal and interest of all convertible promissory notes issued to related parties were converted into Series D Preferred stock in December 2013.

Derivative Fair Value Adjustment. For the six months ended June 30, 2014, derivative fair value adjustment was a $10.1 million gain compared to $0 in the six months ended June 30, 2013. The gain was due to the decrease in the fair value of our common stock, from an estimate of $47.74 per share as of December 31, 2013, to the estimated fair value of $10.00 per share as of May 2, 2014.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended June 30, 2014 and 2013, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended
	June 30, 2014		June 30, 2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Total revenue	$4,642	100.0%	$4,226	100.0%	$416	9.8%
Cost of revenue	4,180	90.0%	4,397	104.0%	(217)	(4.9)%

Gross Margin	462	10.0%	(171)	(4.0)%	633	(370.2)%

Operating expenses:
Research and development	1,823	39.3%	999	23.6%	824	82.5%
Selling, general and administrative	2,255	48.6%	918	21.7%	1,337	145.6%
Gain on insurance recovery	(165)	(3.6)%	—	—%	(165)	*
Gain on sale of asset	—	—%	(472)	(11.2)%	472	(100.0)%

Total operating expenses	3,913	84.3%	1,445	34.1%	2,468	170.8%

Loss from operations	(3,451)	(74.3)%	(1,616)	(38.1)%	(1,835)	113.6%

Other (income) expense:
Amortization of deferred financing costs and debt discount	219	4.7%	813	19.2%	(594)	(73.1)%
Loss on extinguishment of debt	1,389	29.9%	—	—%	1,389	*
Interest expense	5	0.1%	46	1.1%	(41)	(89.1)%
Interest expense — related party	—	—%	228	5.4%	(228)	(100.0)%
Derivative fair value adjustment	(7,297)	(157.2)%	—	—%	(7,297)	*
Other expense	—	—%	—	—%	—	*

Total other income (expense):	(5,684)	(122.5)%	1,087	25.7%	(6,771)	(622.9)%

Net Income (Loss)	$2,233	48.1%	$(2,703)	(63.8)%	$4,936	(182.6)%

Revenue. For the three months ended June 30, 2014, revenue increased to $4.6 million from $4.2 million for three months ended June 30, 2013. The increase of $0.4 million, or 9.8%, was the result of a $0.6 million increase in animal health services revenue and a $0.2 million increase in integrated pharmaceutical services revenue, offset partially by a $0.4 million decrease in discovery and DMPK services revenue.

Cost of Revenue. For the three months ended June 30, 2014, cost of revenue decreased to $4.2 million from $4.4 million for the three months ended June 30, 2013. The decrease of $0.2 million, or 4.9%, was primarily the result of a $0.2 million decrease due to operating cost saving measures taken in 2014, and a $0.2 million decrease due to scientific personnel devoting more time to SCY-078 development in 2014, which results in the associated salaries and personnel-related costs for this effort being included in research and development expense in 2014, rather than cost of revenue. These decreases were partially offset by a $0.2 million increase in employee compensation expense, which was primarily due to an accrual of estimated annual employee bonus compensation in 2014.

Research and Development. For the three months ended June 30, 2014, research and development expenses increased to $1.8 million from $1.0 million for the three months ended June 30, 2013. The increase of $0.8 million, or 82.5%, was primarily the result of a $0.6 increase in employee compensation expense due to new research and development personnel hired in 2014, an accrual of estimated annual employee bonus compensation in 2014, an accrual of employee severance costs associated with workforce reduction activities in June 2014, and scientific personnel devoting more time to SCY-078 development in 2014, which results in the associated salaries and personnel-related costs for this effort being included in research and development expense in 2014, rather than cost of revenue.

Selling, General & Administrative. For the three months ended June 30, 2014, selling, general and administrative expenses increased to $2.3 million from $0.9 million for the three months ended June 30, 2013. The increase of $1.4 million, or 145.6%, was the result of a $0.5 million payment to a related party advisor who assisted us in evaluating potential strategic financing alternatives to an IPO, a

$0.1 million increase in other professional services expenses indirectly associated with our IPO, a $0.3 million increase in professional services expenses directly associated with our continuing operations as a regulated, publicly traded company, a $0.3 million increase in employee compensation expense due to stock compensation expense associated with an option award modification, an accrual of estimated annual employee bonus compensation in 2014, and an accrual of employee severance costs associated with workforce reduction activities in June 2014, as well as a $0.2 million increase in other general and administrative expenses.

Gain on Insurance Recovery. For the three months ended June 30, 2014, a $0.2 million gain on insurance recovery was recognized as our insurance carrier reimbursed us for the replacement cost of a damaged fixed asset. The insurance proceeds of $0.2 million exceeded the carrying value of the damaged asset.

Gain on Sale of Assets. For the three months ended June 30, 2014, gain on sale of asset decreased to zero compared to $0.5 million in the three months ended June 30, 2013. The amount recorded during the second quarter of 2013 represents the final payment received on the sale of proprietary software.

Amortization of Deferred Financing Costs and Debt Discount. For the three months ended June 30, 2014, amortization of deferred financing costs decreased to $0.2 million compared to $0.8 million in the three months ended June 30, 2013. The decrease of $0.6 million, or 73.1%, was the result of the 2013 Credit Agreement being repaid during the three months ended June 30, 2014, and an additional amount of amortization expense recorded during the three months ended June 30, 2013. Upon completion of the IPO on May 7, 2014, the entire outstanding balance of the 2013 Credit Agreement, amounting to $15.0 million plus accrued interest, was paid in full using the proceeds from the IPO. The remaining unamortized balance of the deferred financing costs on the debt settlement date of $1.4 million was immediately recognized as a loss on the extinguishment of debt in the three month period ended June 30, 2014. This loss on extinguishment of debt is presented separately in the accompanying statements of operations. In June 2013, in conjunction with the issuance of the June 2013 Notes, we entered into an obligation to issue warrants to purchase shares of our common stock. The fair value of the obligation to issue warrants in connection with the June 2013 Notes was $1.2 million. The fair value of the obligation to issue warrants was $0.3 million above the face value of the June 2013 Notes and this excess was expensed at issuance in the three month period ended June 30, 2013.

Loss on Extinguishment of Debt. For the three months ended June 30, 2014, loss on extinguishment of debt was $1.4 million compared to zero for the six months ended June 30, 2013. Upon completion of our IPO in May 2014, the entire outstanding balance of the 2013 Credit Agreement, amounting to $15,000 plus accrued interest, was paid in full using the proceeds from the IPO. The remaining unamortized balance of the deferred financing costs on the debt settlement date of $1.4 million was immediately recognized as a loss on the extinguishment of debt in the six month period ended June 30, 2014.

Interest Expense — Related Party. For the three months ended June 30, 2014, interest expense — related party was zero compared to $0.2 million in the three months ended June 30, 2013. As of June 30, 2014 and 2013, the convertible promissory notes issued and outstanding were $0 and $12.3 million, respectively. There was no interest expense — related party recognized in the three months ended June 30, 2014, since the outstanding principal and interest of all convertible promissory notes issued to related parties were converted into Series D Preferred stock in December 2013.

Derivative Fair Value Adjustment. For the three months ended June 30, 2014, derivative fair value adjustment was a $7.3 million gain compared to $0 in the three months ended June 30, 2013. The gain was due to the decrease in the fair value of our common stock, from an estimate of $36.26 per share as of March 31, 2014, to the estimated fair value of $10.00 per share as of May 2, 2014.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2014, we have funded our operations through revenue from the provision of contract research and development services and from debt and equity issuances. As of June 30, 2014, we had cash and cash equivalents of approximately $38.4 million, compared to $1.4 million as of December 31, 2013. The increase in our cash and cash equivalents was primarily due to our recently completed IPO in May 2014.

We have incurred annual net losses since our inception. The net income reported for the three months ended June 30, 2014, was due to the decrease in the fair value of our common stock that affected the fair value of our common stock warrant derivative liability. As of June 30, 2014, our accumulated deficit was $110.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other third-party funding, strategic alliances and licensing or collaboration arrangements.

In April 2010, we entered into the 2010 Credit Agreement with HSBC Bank, which comprised a $5.0 million term loan and a $10.0 million revolving credit facility. Borrowings under this 2010 Credit Agreement carried interest at a rate of London InterBank Offered Rate (“LIBOR”) plus 0.95% per annum. The 2010 Credit Agreement required interest-only payments through March 2013 and all outstanding borrowings under the 2010 Credit Agreement were due on March 11, 2013. The 2010 Credit Agreement contained no financial covenants and was guaranteed by a related party that has an investment in our company.

On March 8, 2013, we entered into an amendment to the 2010 Credit Agreement with HSBC Bank, or the 2013 Credit Agreement, to provide for interest-only payments through December 31, 2014, and to require repayment of the loan on December 31, 2014. The 2013 Credit Agreement was guaranteed by a related party that has an investment in our company. The full amounts of both the $5.0 million term loan and the $10.0 million revolving credit facility were outstanding as of December 31, 2013. There was no outstanding balance under the 2013 Credit Agreement as of June 30, 2014, after all principal and accrued interest was repaid using proceeds from our IPO on May 7, 2014. The weighted-average interest rate was 1.19% for both the three and six months ended June 30, 2014, and 1.23% and 1.22% for the three and six months ended June 30, 2013, respectively.

In December 2011, we issued convertible notes and warrants to related parties that held direct investments in our company and received proceeds of $5.5 million. The total principal amount of the convertible notes was $5.5 million and the convertible notes bore interest at a rate of 8% per annum. In January and May of 2012, we received $0.2 million and $5.7 million, respectively, from the issuance of additional convertible notes and warrants under the same agreement. In June and July of 2013, we received $0.6 million and $0.3 million, respectively, from the issuance of convertible notes that bore interest at a rate of 8% per annum to related parties that hold direct investments in our company. In December 2013, we issued shares of our convertible preferred stock and warrants to purchase shares of our common stock to existing investors in our company and received net proceeds of $2.4 million and in connection with such issuance, the total principal and all accrued interest then outstanding in connection with the convertible notes issued in 2011, 2012 and 2013, equal to approximately $14.0 million, were converted into shares of our Series D-1 and Series D-2 convertible preferred stock.

In January 2014, we issued shares of our convertible Series D-2 Preferred Stock and warrants to purchase shares of our common stock to existing investors in our company and received net proceeds of $0.5 million.

On May 7, 2014, we completed our IPO of our common stock pursuant to a registration statement that was declared effective on May 2, 2014. We sold 6,200,000 shares of our common stock at a price of $10.00 per share. As a result of the IPO, we raised a total of $54.6 million in net proceeds after deducting underwriting discounts and commissions of $3.3 million and offering expenses of $4.1 million. A related party who guaranteed our 2013 Credit Agreement invested $15.0 million during the IPO. Costs directly associated with our IPO were capitalized and recorded as deferred offering costs prior to the completion of the IPO. These costs were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital. Upon completion of the IPO, all outstanding shares of our preferred stock were converted into 1,691,884 shares of our common stock. In addition, we issued 275,687 shares of common stock in relation to the warrants to purchase our common stock that were exercised.

On May 7, 2014, $15.0 million of the proceeds received from the IPO was used to pay in full the outstanding principal and all accrued interest under the 2013 Credit Agreement. This payment fully settled our obligations, and released the related party guarantor from all obligations, under and in relation to the 2013 Credit Agreement.

Cash Flows

The following table sets forth the significant sources and uses of cash for the six months ended June 30, 2014 and 2013:

	For the Six Month Ended June 30,
	2014	2013
	(unaudited; dollars in thousands)
Net cash used in operating activities	$(4,068)	$(2,833)
Net cash (used in) provided by investing activities	(107)	673
Net cash provided by financing activities	41,198	635

Net increase (decrease) in cash and cash equivalents	$37,023	$(1,525)

Operating Activities:

Net cash used in operating activities of $4.1 million for the six months ended June 30, 2014, primarily consisted of the operating loss that would have resulted but for the $10.1 million non-cash change in derivative liability incurred during the period, an increase in accounts receivable and unbilled services of $0.4 million, an increase in prepaid expenses of $0.4 million, and a gain on an insurance recovery of $0.2 million, offset in part by an increase in operating accounts payable and accrued expenses of $0.9 million, an upfront payment from a partner of $0.5 million received in the first quarter of 2014, and non-cash charges for a loss on extinguishment of debt of $1.4 million, depreciation and amortization of $1.4 million, and stock-based compensation expense of $0.4 million.

Net cash used in operating activities of $2.8 million for the six months ended June 30, 2013, primarily consisted of a $4.8 million operating loss, offset in part by non-cash charges for depreciation and amortization of $2.2 million but increased by a gain on sale of asset of $1.0 million, a decrease in accounts receivable and unbilled services of $0.2 million, an increase in related party interest payable of $0.5 million, an increase in deferred revenue of $0.3 million and a decrease in accounts payable and accrued expenses of $0.3 million.

Investing Activities

Net cash used in investing activities of $0.1 million for the six months ended June 30, 2014, primarily consisted of purchases of property and equipment of $0.3 million, offset partially by the proceeds from an insurance recovery of $0.2 million.

Net cash provided by investing activities of $0.7 million for the six months ended June 30, 2013 primarily consisted of proceeds of $1.0 million from the sale of proprietary software assets, offset partially by purchases of property and equipment of $0.3 million.

Financing Activities

Net cash provided by financing activities of $41.2 million for the six months ended June 30, 2014, consisted of $62.0 million of gross proceeds received from our IPO in May 2014 and $0.5 million in proceeds raised from the issuance of shares of our D-2 preferred stock in January 2014, offset partially by a $15.0 million payment to settle all outstanding borrowings under our 2013 Credit Agreement and $6.4 million of payments for deferred offering costs and underwriting discounts and commissions.

Net cash provided by financing activities of $0.6 million for the six months ended June 30, 2013, primarily consisted of $0.6 million in proceeds from the issuance of our June 2013 Notes.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents, which include the net proceeds from our recently completed IPO, will enable us to fund our operating expenses and capital expenditure requirements through March 31, 2016. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Contractual Obligations, Commitments and Contingencies

There have been no material changes in our contractual obligations, commitments or contingencies since December 31, 2013, except as follows:

•	The full $15.0 million outstanding principal and all accrued interest outstanding under our 2013 Credit Agreement was repaid to the lender on May 7, 2014.

•	In June 2014, we entered into an agreement with a third-party clinical research organization to conduct a Phase 2 clinical trial for SCY-078. The total fees and expenses under the agreement are projected to be approximately $6.2 million during the term of the agreement. The scope of the services under the agreement can be modified at any time, and the agreement can be terminated by either party 30 days after receipt of written notice.

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

Our critical accounting policies have not changed materially from those described in our Registration Statement under the Securities Act of 1933, as amended, filed with and declared effective by the Securities and Exchange Commission on May 2, 2014.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Sensitivity

Our cash and cash equivalents as of June 30, 2014, consisted of cash maintained in accounts at one or more financial institutions that are in excess of federally insured limits. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, we do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations. Further, we do not believe that our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

During the six months ended June 30, 2014, we were subject to interest rate risk in connection with borrowing under our 2013 Credit Agreement, which comprised a $5.0 million term loan and a $10.0 million revolving credit facility outstanding through May 7, 2014, when all outstanding principal and accrued interest were repaid in full. The principal outstanding under the 2013 Credit Agreement carried interest at a rate of LIBOR plus 0.95% per annum and, as a result, increases in market interest rates would generally result in increased interest expense. As of June 30, 2014, we had no outstanding principal amount outstanding under the 2013 Credit Agreement. As a result, a change of one percentage point in interest rates would have no effect our annual interest expense.

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

As of June 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Except as described in the following sentence, during the quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the second quarter of 2014, we hired our director of SEC reporting, who will support management to design, implement, execute and monitor new and improved accounting systems, policies, processes and internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q. These risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. The risks facing our business have not changed substantively from those discussed in our final prospectus as filed with the SEC on May 2, 2014, except for those risk factors below designated by an asterisk (*).

Risks Relating to Our Financial Condition and Need for Additional Capital

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including net losses of approximately $30.5 million for the year ended December 31, 2013. We had net income of $2.2 million for the three months ended June 30, 2014, primarily due to a non-cash derivative fair value adjustment, and expect to incur a net loss for the year ended December 31, 2014. As of June 30, 2014, we had an accumulated deficit of approximately $110.6 million. Although we have generated revenues through our contract research and development services, these revenues have not been sufficient to support our business, and so in addition we have financed our operations through the sale of convertible preferred stock, convertible debt, and common stock. We intend to devote a majority of our financial resources to the development of SCY-078, our lead product candidate. We have not generated any revenue from product sales. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 as filed with our registration statement on Form S-1/A, which was declared effective on May 2, 2014, includes an explanatory paragraph relating to our ability to continue as a going concern. We have suffered substantial losses from operations and may require additional financing.

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

We may continue to require substantial additional capital, and if we are unable to raise capital when needed we would be forced to delay, reduce or eliminate our development program for SCY-078.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate and the timing of any potential product approval may be delayed. In May 2014, we raised net proceeds of approximately $54.6 in connection with our IPO after deducting underwriting discounts and commissions of $3.3 million and offering expenses payable by us of $4.1 million. In addition, we paid off $15 million and all accrued interest on our credit facility with HSBC Bank on May 7, 2014. We believe that the net proceeds from our IPO will be sufficient to meet our anticipated operating requirements through March 31, 2016; provided, however, that changing circumstances may cause us to consume capital more rapidly than we currently anticipate. We may need to raise additional funds from the issuance of equity and/or debt securities or otherwise obtain funding through strategic alliances or collaborations with third parties. In any event, we will require additional capital to complete development of, to seek regulatory approval for and, if approval is obtained, to commercialize SCY-078 and any future product candidates we may seek to develop. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.

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

We were spun out from Aventis, in 2000 as a chemistry and animal health services company, providing contract research services to third parties. Since then, we have derived substantially all of our revenue from providing these services to human and animal health companies to assist them in developing their own drug candidates. In the course of providing these services, we have leveraged the expertise to develop our own proprietary compounds, including a platform of cyclophilin inhibitors, among them SCY-635. In 2013, under our contract with Merck Sharp & Dohme Corp., or Merck, a subsidiary of Merck & Co., Inc., Merck exclusively licensed SCY-078 to us in the field of human health and in conjunction with that license transferred to us the investigational new drug application pending with the FDA and related regulatory responsibilities, as well as all data Merck had developed for the compound, plus active pharmaceutical ingredients and tablets. In 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us.

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

Risks Relating to Our Contract Research and Development Services

We are substantially dependent on our agreement with Merial for generation of our revenues, and that agreement expires on December 31, 2014.*

We have a research services contract with Merial Limited, or Merial, under which we perform research services for Merial, including the synthesis, purification, and characterization of individual or libraries of compounds, phenotypic screening of compounds, and further testing and optimizing of compounds to support the development of animal health products, which agreement expires on December 31, 2014. Revenues from this contract have accounted for 39% and 43% of our total revenues for the six month period ending June 30, 2014, and the year ended December 31, 2013, respectively. If we are not able to extend or replace this contract upon expiration, or if this contract were to terminate prior to December 31, 2014, our ability to generate revenues prior to the commercialization of SCY-078 would be significantly impaired. Merial may also terminate the agreement prior to December 31, 2014 under specified circumstances, including in the event of breach by us of a material obligation if such breach is not remedied after written notice from Merial, or if Merial believes in good faith that we have acted in any way that may subject Merial to liability under anti-corruption laws. During the term and for a period of one year after termination of this agreement for any reason, we cannot provide services to another animal health company using the same intellectual property developed under this agreement, which could also significantly impair our ability to generate revenue from our contract research and development services should this contract terminate.

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

Risks Related to Employee Matters and Managing Growth

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.*

We may not be able to attract or retain qualified management, finance, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the Research Triangle Park area in North Carolina, where we have our offices and research facilities. Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. In June 2014, our Board of Directors approved amendments to our 1999 Stock Option Plan and 2009 Stock Option Plan that reduced the exercise price of each outstanding option award to $9.64 per share and extended the term of each outstanding option award to June 17, 2024. The amendments to our outstanding options under the 1999 Stock Option Plan require the approval of our stockholders at our special meeting of stockholders to be held on September 11, 2014. Without taking into effect the preceding proposed amendments, the exercise price of a significant portion of the stock options currently held by our executive officers and key employees is above the closing price of our common stock as listed on the NASDAQ Global Market on August 1, 2014 of $6.85 per share. Our stockholders may not approve the amendment and repricing of the options outstanding under our 1999 Stock Option Plan. In the event our stockholders do not approve such amendments and the options subject to the proposals retain their current exercise price, this may reduce the retention value of these options and we may need to grant additional stock options or provide alternative compensation and retention programs to continue to retain our employees, especially our key employees and executive officers. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters submitted to our stockholders for approval.*

As of August 1, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together own shares representing approximately 60% of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to influence matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate action. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We have identified material weaknesses in our internal controls over financial reporting.

Maintaining effective internal controls over financial reporting is necessary for us to produce accurate financial statements on a timely basis. We have previously identified material weaknesses in our internal control over financial reporting. We are currently in the process of remediating these material weaknesses by, among other things, designing and implementing new procedures and controls. For example, in the second quarter of 2014, we hired a director of SEC reporting, who will support management to design, implement, execute, and monitor new and improved accounting systems, policies, processes and internal controls over financial reporting. Management continues to devote significant time, attention, and resources to remediating these material weaknesses and improving our internal controls. We expect to continue to incur costs associated with implementing appropriate processes and internal controls, which could include new employee compensation costs and fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

The requirements associated with being a public company will require significant company resources and management attention.*

We have recently completed our IPO and have become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC and The NASDAQ Stock Market may also impose various additional requirements on public companies. As a result, we will incur additional legal, accounting and other expenses that we did not incur as a nonpublic company, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

To build the infrastructure to allow us to assess the effectiveness of our internal control over financial reporting, we hired our director of SEC reporting in the second quarter of 2014 to assist us in improving our accounting systems, disclosure policies, procedures and controls, which will be costly and time consuming. If we are unsuccessful in building an appropriate accounting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures, or comply with existing or new reporting requirements.

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

All of the shares of common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act or our current stockholders pursuant to lock-up agreements. Substantially all of the remaining shares outstanding after our IPO are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until October 29, 2014. RBC Capital Markets, LLC may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 7, 2014, we issued 275,687 shares or our common stock to 16 investors pursuant to the exercise of warrants exercisable for such shares for aggregate proceeds of approximately $55,000. The shares were issued to the investors in reliance on Regulation D and Section 4(2) under the Securities Act of 1933.

Use of Proceeds

On May 2, 2014, our registration statement on Form S-1 (File No. 333-194192) was declared effective for our initial public offering of 6,200,000 shares of our common stock at a price of $10.00 per share for aggregate gross proceeds of $62.0 million to us. As a result of our IPO, which closed on May 7, 2014, we received net proceeds of approximately $54.6 after deducting underwriting discounts and commissions of $3.3 million and offering expenses payable by us of $4.1 million. RBC Capital Markets, LLC, and Canaccord Genuity Inc. acted as managing underwriters in the IPO.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus effective May 2, 2014, filed with the SEC pursuant to Rule 424(b) of the Securities Act. Through June 30, 2014, $16.2 million of the net proceeds had been used for the purposes set forth in our prospectus, including $15.0 million to pay off the balance and all accrued interest on our credit facility with HSBC Bank on May 7, 2014, and $1.2 million for the development of our lead product candidate SCY-078 and to fund working capital, capital expenditures and other general corporate purposes.

Item 6.	Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Yves J. Ribeill
Yves J. Ribeill
Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2014

By:	/s/ Charles F. Osborne, Jr.
Charles F. Osborne, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 13, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 12, 2014, SEC File No. 001-36365, and incorporated by reference here).

3.2	Amended and Restated By-Laws (Filed with the SEC as Exhibit 3.4 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Fifth Amended and Restated Investor Rights Agreement, dated December 11, 2013 (Filed with the SEC as Exhibit 10.21 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.1	SCYNEXIS, Inc. 2014 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (Filed with the SEC as Exhibit 99.3 to our Registration Statement on Form S-8, filed with the SEC on May 16, 2014, SEC File No. 333-196007, and incorporated by reference here).

10.2	SCYNEXIS, Inc. 2014 Employee Stock Purchase Plan (Filed with the SEC as Exhibit 99.4 to our Registration Statement on Form S-8, filed with the SEC on May 16, 2014, SEC File No. 333-196007, and incorporated by reference here).

10.3	Non-Employee Director Compensation Policy.

10.4	Addendums to Reimbursement Agreement, dated March 17, 2014 and April 29, 2014, between SCYNEXIS, Inc. and Sanofi (Filed with the SEC as Exhibit 10.31 to our Registration Statement on Form S-1, filed with the SEC on April 30, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.5	Certain compensation arrangements with executive officers (Described in Item 5.02 of our Current Report on Form 8-K, filed with the SEC on June 24, 2014, SEC File No. 001-36365, and incorporated by reference here)

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.