Form 10-Q
period 2014-09-30
SCYNEXIS INC
filed 2014-11-13
CIK 1178253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2014, there were 8,512,103 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCYNEXIS, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$34,036	$1,402
Accounts receivable, net of allowance for bad debts of $0 and $163 as of September 30, 2014, and December 31, 2013, respectively	999	719
Unbilled services	390	343
Prepaid expenses and other current assets	1,373	489
Total current assets	36,798	2,953
Property and equipment, net of accumulated depreciation	5,060	5,401
Deferred financing costs	—	2,144
Other assets	106	114
Deferred offering costs	—	1,775
Total assets	$41,964	$12,387
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$640	$1,932
Accrued expenses	2,021	1,058
Deferred revenue, current portion	536	487
Current portion of long-term debt	—	15,000
Total current liabilities	3,197	18,477
Deferred revenue, net of current portion	1,241	1,144
Derivative liability	—	12,237
Deferred rent	1,384	1,481
Total liabilities	5,822	33,339
Commitments and contingencies (Note 5)
Series A convertible preferred stock, $0.001 par value, authorized 0 and 31,410 shares as of September 30, 2014, and December 31, 2013; 0 and 31,407 shares issued and outstanding as of September 30, 2014, and December 31, 2013	—	250
Series B convertible preferred stock, $0.001 par value, authorized 0 and 711,987 shares as of September 30, 2014, and December 31, 2013; 0 and 467,814 shares issued and outstanding as of September 30, 2014, and December 31, 2013	—	4,215
Series C convertible preferred stock, $0.001 par value, authorized 0 and 2,967,678 shares as of September 30, 2014, and December 31, 2013; 0 and 2,770,633 shares issued and outstanding as of September 30, 2014, and December 31, 2013	—	28,121
Series C-2 convertible preferred stock, $0.001 par value, authorized 0 and 2,347,826 shares as of September 30, 2014, and December 31, 2013; 0 and 2,347,826 shares issued and outstanding as of September 30, 2014, and December 31, 2013	—	13,500
Series D-1 convertible preferred stock, $0.001 par value, authorized 0 and 10,000,000 shares as of September 30, 2014, and December 31, 2013; 0 and 6,054,255 shares issued and outstanding as of September 30, 2014, and December 31, 2013	—	16,952
Series D-2 convertible preferred stock, $0.001 par value, authorized 0 and 10,000,000 shares as of September 30, 2014, and December 31, 2013; 0 and 5,742,697 shares issued and outstanding as of September 30, 2014, and December 31, 2013	—	24,119
Stockholders’ deficit:
Common stock, $0.001 par value, authorized 125,000,000 and 70,000,000 shares as of September 30, 2014, and December 31, 2013; 8,512,103 and 334,068 shares issued and outstanding as of September 30, 2014, and December 31, 2013	8	—
Additional paid-in capital	150,570	5,168
Accumulated deficit	(114,436)	(113,277)
Total stockholders’ equity (deficit)	36,142	(108,109)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$41,964	$12,387
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue — related party	$1,822	$1,822	$5,466	$5,466
Revenue	2,558	2,341	8,261	7,718
Total revenue	4,380	4,163	13,727	13,184
Cost of revenue	3,660	3,986	11,800	12,531
Gross profit	720	177	1,927	653
Operating expenses:
Research and development	2,478	1,050	5,621	3,203
Selling, general and administrative	2,046	1,141	5,507	3,150
Gain on insurance recovery	—	—	(165)	—
Gain on sale of asset	—	(2)	—	(988)
Total operating expenses	4,524	2,189	10,963	5,365
Loss from operations	(3,804)	(2,012)	(9,036)	(4,712)
Other (income) expense:
Amortization of deferred financing costs and debt discount	—	982	755	2,504
Loss on extinguishment of debt	—	—	1,389	—
Interest expense — related party	—	249	—	703
Interest expense	—	46	49	142
Derivative fair value adjustment	—	671	(10,080)	671
Other expense	—	—	10	—
Total other (income) expense:	—	1,948	(7,877)	4,020
Net loss	$(3,804)	$(3,960)	$(1,159)	$(8,732)
Deemed dividend for beneficial conversion feature on Series D-2 preferred stock	—	—	(909)	—
Deemed dividend for antidilution adjustments to convertible preferred stock	—	—	(214)	—
Accretion of convertible preferred stock	—	—	(510)	—
Net loss attributable to common stockholders	$(3,804)	$(3,960)	$(2,792)	$(8,732)
Net loss per share attributable to common stockholders:
Basic	$(0.45)	$(11.79)	$(0.59)	$(25.99)
Diluted	$(0.45)	$(11.79)	$(2.59)	$(25.99)
Weighted average common shares outstanding:
Basic	8,504,785	335,938	4,703,278	335,930
Diluted	8,504,785	335,938	4,976,965	335,930
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,159)	$(8,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on insurance recovery	(165)	—
Gain on sale of asset, net of transaction expenses	—	(988)
Loss on extinguishment of debt	1,389	—
Recovery of bad debt	(75)	(10)
Depreciation	918	1,012
Stock-based compensation expense	837	109
Amortization of deferred financing costs and debt discount	755	2,504
Change in fair value of derivative liability	(10,080)	671
Changes in deferred rent	(97)	(38)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(252)	337
Prepaid expenses, other assets, and deferred costs	(876)	(307)
Accounts payable and accrued expenses	907	180
Interest payable — related party	—	703
Deferred revenue	147	1,580
Net cash used in operating activities	(7,751)	(2,979)
Cash flows from investing activities:
Proceeds from insurance recovery	216	—
Proceeds from sale of asset, net of transaction expenses	—	988
Purchases of property and equipment	(632)	(370)
Net cash (used in) provided by investing activities	(416)	618
Cash flows from financing activities:
Proceeds from initial public offering	62,000	—
Proceeds from issuance of convertible notes	—	899
Proceeds from sale of preferred stock	544	—
Repayment of debt	(15,000)	—
Payments of deferred offering costs and underwriting discounts and commissions	(6,875)	—
Proceeds from employee stock purchase plan issuance	68	—
Proceeds from exercise of stock warrants	55	—
Proceeds from exercise of stock options	9	3
Net cash provided by financing activities	40,801	902
Net increase (decrease) in cash and cash equivalents	32,634	(1,459)
Cash and cash equivalents, beginning of period	1,402	2,385
Cash and cash equivalents, end of period	$34,036	$926
Supplemental cash flow information:
Cash paid for interest	$49	$148
Noncash financing and investing activities:
Beneficial conversion feature on sale of Series D-2 preferred stock	$909	$—
Beneficial conversion feature for antidilution adjustment	$214	$—
Adjustment of preferred stock to redemption value	$510	$—
Deemed contribution of a loan guarantee	$—	$3,930
Equipment purchase in accounts payable and accrued expenses	$11	$—
Impairment of fixed asset	$51	$—
Deferred offering costs reclassified to additional paid-in capital	$4,127	$—
Warrant derivative liability reclassified to additional paid-in capital	$2,701	$—
Conversion of convertible preferred stock to common stock	$88,788	$—
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)
(in thousands, except percentage, share and per share data)

1.	Description of Business and Basis of Preparation
Organization
SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a pharmaceutical company, headquartered in Durham, North Carolina, committed to the discovery, development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. The Company also offers its services in drug discovery and development, primarily in the form of integrated research teams consisting of medicinal, computational, analytical, and process scientists working on a collaborative basis with its customers on research projects.
Unaudited Interim Financial Information
The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s registration statement on Form S-1 under the Securities Act of 1933, as amended, filed with and declared effective by the Securities and Exchange Commission (“SEC") on May 2, 2014.
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
Initial Public Offering
On May 7, 2014, the Company completed an initial public offering (“IPO”) of its common stock. The Company sold an aggregate of 6,200,000 shares of common stock under the registration statement on Form S-1 declared effective by the SEC on May 2, 2014, at a public offering price of $10.00 per share. Net proceeds were $54,583, after deducting underwriting discounts and commissions of $3,290 and offering expenses of $4,127. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 1,691,884 shares of common stock and certain outstanding warrants were exercised for an additional 275,687 shares of common stock. In connection with the consummation of the IPO, the Company repaid outstanding debt with a principal balance of $15,000, plus all accrued interest, to the holder of such debt, which was outstanding pursuant to a credit agreement referred to herein as the 2013 Credit Agreement. The significant increase in the shares outstanding beginning in May 2014 has impacted the comparability of the Company's net loss per share calculations between 2013 and 2014 periods.

2.	Summary of Significant Accounting Policies
Deferred Financing Costs
Deferred financing costs were transaction costs associated with issuing debt as well as costs related to a deemed contribution for a guarantee from a related party. The Company recognized these costs in the balance sheet as noncurrent assets. Deferred financing costs were amortized over the life of the related debt.
Deferred Offering Costs
Deferred offering costs were expenses directly related to the IPO. These costs consisted of legal, accounting, printing, and filing fees that the Company capitalized, including fees incurred by the independent registered public accounting firm directly related to the offering. The deferred offering costs were offset against the IPO proceeds in May 2014 and were reclassified to additional paid-in capital upon completion of the IPO.
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
The Company’s deferred revenue comprises upfront payments received and is recognized over the estimated relationship period. The Company received upfront payments of $313, $1,500 and $500 in August 2012, August 2013 and January 2014, respectively, which are recognized over periods of six months, 70 months and 48 months, respectively. The Company recognized revenue from these upfront payments of $93 and $282 for the three and nine months ended September 30, 2014, respectively, and $29 and $91 for the three and nine months ended September 30, 2013, respectively.
Research and Development
Major components of research and development costs include clinical trial activities and services, including related drug formulation, manufacturing, and other development, preclinical studies, cash compensation, stock-based compensation, fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf, materials and supplies, legal services, and regulatory compliance.
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
Effect of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of ASU 2014-09 will have on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

3.	Property and Equipment
Property and equipment consists of the following:

	September 30, 2014	December 31, 2013
Equipment	$9,936	$9,577
Furniture and fixtures	378	378
Leasehold improvements	13,193	13,115
Total property and equipment	23,507	23,070
Less accumulated depreciation	18,447	17,669
Property and equipment, net	$5,060	$5,401

Depreciation expense was $303 and $918 for the three and nine months ended September 30, 2014, respectively, and $321 and $1,012 for the three and nine months ended September 30, 2013, respectively.
In the quarter ended June 30, 2014, the Company’s insurance carrier remitted proceeds for the replacement cost of a fixed asset that was damaged by severe weather. The asset’s net book value was reduced upon occurrence of the damage. The proceeds received from the insurance recovery exceeded the net book value of the asset by $165, which was recognized as a gain during the quarter ended June 30, 2014. The replacement asset was delivered, installed and placed in service during the quarter ended September 30, 2014.

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
Pursuant to an addendum dated April 29, 2014, upon completion of the IPO on May 7, 2014, the entire outstanding balance of the 2013 Credit Agreement, amounting to $15,000 plus accrued interest, was paid in full using the proceeds from the IPO. The payment on May 7, 2014, released the related party guarantor from all obligations, under and in relation to the 2013 Credit Agreement. The Company recorded a loss on the extinguishment of debt of $1,389 in the three month period ended June 30, 2014 as the remaining deferred financing costs associated with the 2013 Credit Agreement were written off. The Company had no outstanding debt as of September 30, 2014.
Amortization of deferred financing costs associated with the 2010 Credit Agreement and 2013 Credit Agreement was $0 and $755 for the three and nine months ended September 30, 2014, respectively, and $552 and $1,795 for the three and nine months ended September 30, 2013, respectively.
The weighted-average interest rate was 0.00% and 1.19% for the three and nine months ended September 30, 2014, and 1.22% for both the three and nine months ended September 30, 2013, respectively. Interest expense was $0 and $49 for the three and nine months ended September 30, 2014, respectively, and $46 and $142 for the three and nine months ended September 30, 2013, respectively.
Note and Warrant Purchase Agreements

In December 2011, the Company executed a Note and Warrant Purchase Agreement (the “December 2011 Note and Warrant Agreement”) to issue convertible notes in an aggregate amount not to exceed $15,000. In 2011 and 2012, under the December 2011 Note and Warrant Agreement, the Company issued convertible notes (the “2011-2012 Notes”) with a total principal amount of $11,444 to related parties that held investments in the Company. The 2011-2012 Notes included warrants to purchase 26,000 shares of the Company’s common stock at $0.20 per share. The 2011-2012 Notes were convertible into shares of the Company’s stock under various methods as stipulated in the agreement.
In June 2013, the Company executed another Note and Warrant Purchase Agreement (the “June 2013 Note and Warrant Agreement”) with certain existing lenders. Under the June 2013 Note and Warrant Agreement, the lenders agreed to loan to the Company up to $1,500 in exchange for convertible notes (the “June 2013 Notes”). The Company issued June 2013 Notes for an aggregate amount of $899. In addition, the Company agreed to issue warrants to purchase shares of the Company’s common stock upon the request of a majority of the noteholders. The June 2013 Notes were convertible into shares of the Company’s stock using methods described in the agreement. In addition, the June 2013 Notes included conversion of the entire outstanding principal and interest balance into equity securities upon the closing of any equity financing at the option of the noteholders.
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
On the date of issuance, the fair value of warrants issued in the year ended December 31, 2012 under the December 2011 Note and Warrant Agreement was $328. The fair value of these warrants was accounted for as debt discount and amortized to expense over the stated term of the 2011-2012 Notes. The fair value of the obligation to issue warrants in connection with the June 2013 Notes was $1,168. The fair value of the obligation to issue warrants was $269 above the face value of the June 2013 Notes and this excess was expensed at issuance. The $899 remaining amount of the fair value of the obligation to issue warrants was accounted for as a debt discount and was amortized to expense over the term of the June 2013 Notes. The amount of the discount related to the 2011-2012 Notes’ warrants and the June 2013 Notes’ obligation to issue warrants that was amortized to expense was $0 for the three and nine months ended September 30, 2014, and $430 and $440 for the three and nine months ended September 30, 2013.
On December 11, 2013, the noteholders elected to convert the June 2013 Notes into shares of Series D-2 convertible preferred stock. Also on December 11, 2013, the noteholders elected to convert the 2011-2012 Notes into shares of Series D-1 and Series D-2 convertible preferred stock. There was no outstanding principal or accrued interest associated with the 2011-2012 Notes and June 2013 Notes as of December 31, 2013 and as of September 30, 2014.

5.	Commitments and Contingencies
Leases
The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases. The Company’s lease for its primary North Carolina facility expires in 2019. The lease agreement includes a renewal option to extend the lease through March 31, 2024.
Rent expense was approximately $235 and $702 for the three and nine months ended September 30, 2014, respectively, and $237 and $687 for the three and nine months ended September 30, 2013, respectively. Future minimum lease payments for all operating leases as of September 30, 2014 are as follows:

2014	$264
2015	1,075
2016	1,104
2017	1,123
2018	1,156
Thereafter	291
Total	$5,013
License Arrangement with Potential Future Expenditures
As of September 30, 2014, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to SCY-078 in the field of human health. SCY-078 is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19,000 upon occurrence of specific events, including initiation of phase 2 and 3 clinical studies, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalties are mid- to high-single digits.
The Company has two additional licensing agreements for other compounds that could require it to make payments of up to $2,300 upon achievement of certain milestones by the Company.
Clinical Development Arrangement
In June 2014, the Company entered into an agreement with a third-party clinical research organization to conduct a Phase 2 clinical trial for SCY-078. The total fees and expenses under the agreement are currently projected to be approximately $6,200 during the term of the agreement. The Company had no such commitments as of December 31, 2013. The scope of the services under the agreement can be modified at any time, and the agreement can be terminated by either party 30 days after receipt of written notice.

6.	Convertible Preferred Stock

The Company issued multiple series of convertible preferred stock between 2000 and January 2014. In March 2014, the Company amended its amended and restated certificate of incorporation to require the automatic conversion of all series of convertible preferred stock into common stock upon the completion of a public offering of common stock with gross proceeds of at least $20,000. There were no other changes in significant terms of the convertible preferred stock during the nine months ended September 30, 2014. In May 2014, upon completion of the IPO, all outstanding shares of convertible preferred stock were converted into an aggregate of 1,691,884 shares of common stock at their conversion prices.
Warrants Associated with Preferred Stock Issuances
In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Convertible Preferred Stock ("Series C-1 Preferred") in conjunction with a loan financing agreement with an exercise price of $3.25 per share of Series C-1 Preferred. As of September 30, 2014, these warrants are equivalent to warrants to purchase 14,033 shares of common stock at an exercise price of $45.61 per share of common stock. These warrants remain outstanding as of September 30, 2014 and will expire on July 14, 2016. The fair value at the date of grant for these instruments was $459, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period. The Company recorded other income associated with the fair value adjustment for these warrants of $0 and $37 for the three and nine months ended September 30, 2014, respectively, and $99 for both the three and nine months ended September 30, 2013, respectively.
On December 11, 2013, the Company entered into an agreement to sell 1,785,712 shares of Series D-2 Convertible Preferred Stock ("Series D-2 Preferred") at $1.40 per share for an aggregate price of $2,500 (the “Series D-2 Purchase Agreement”), less issuance costs of $95. The Series D-2 Purchase Agreement included warrants to purchase 87,532 shares of the Company’s common stock at $0.20 per share. The fair value of the warrants on the date of issuance was $4,214, which was recorded as a discount to the Series D-2 Preferred. The fair value of the warrants was $1,714 above the face amount of the Series D-2 Preferred and this excess was expensed to derivative fair value adjustment at issuance. As described in Note 7, the warrants were classified as a derivative liability and were stated at fair value at each reporting period end date prior to being exercised in May 2014 (in conjunction with the Company’s IPO).
On January 31, 2014, the Company sold 388,641 shares of Series D-2 Preferred to related parties under the Series D-2 Purchase Agreement at $1.40 per share, for an aggregate price of $544. The sale also included warrants to purchase 19,048 shares of the Company’s common stock at $0.20 per share. The fair value of the warrants on the date of issuance was $906. The fair value of the warrants was $362 above the face amount of the Series D-2 Preferred and this excess was expensed to derivative fair value adjustment at issuance. As described in Note 7, the warrants were classified as a derivative liability and were stated at fair value at each reporting period end date prior to being exercised in May 2014 (in conjunction with the Company’s IPO).
Authorized, Issued, and Outstanding Convertible Preferred Shares Prior to IPO
The following table summarizes authorized, issued and outstanding preferred shares as of May 7, 2014, immediately prior to the automatic conversion to shares of common stock:

	Authorized	Issued and Outstanding
Series A Preferred	31,410	31,407
Series B Preferred	711,987	467,814
Series C Preferred	2,967,678	2,770,633
Series C-1 Preferred	3,076,923	—
Series C-2 Preferred	2,347,826	2,347,826
Series D-1 Preferred	10,000,000	6,054,255
Series D-2 Preferred	10,000,000	6,131,338
Total	29,135,824	17,803,273
Convertible Preferred Stock Activity
The following table summarizes convertible preferred stock activity for the nine months ended September 30, 2014:

	Shares of
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series C-1 Convertible Preferred Stock	Series C-2 Convertible Preferred Stock	Series D-1 Convertible Preferred Stock	Series D-2 Convertible Preferred Stock
Balance, December 31, 2013	31,407	467,814	2,770,633	—	2,347,826	6,054,255	5,742,697
Issuance of Series D-2 Preferred	—	—	—	—	—	—	388,641
Automatic conversion to common stock	(31,407)	(467,814)	(2,770,633)	—	(2,347,826)	(6,054,255)	(6,131,338)
Balance, September 30, 2014	—	—	—	—	—	—	—

7.	Common Stock
Authorized, Issued, and Outstanding Common Shares
The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares and 70,000,000 authorized shares at September 30, 2014, and December 31, 2013, respectively; 8,512,103 and 334,068 shares were issued and outstanding at September 30, 2014, and December 31, 2013, respectively. The following table summarizes common stock share activity for the nine months ended September 30, 2014:

Shares of Common Stock
Balance, December 31, 2013	334,068
Exercise of stock options	416
Conversion of preferred stock	1,691,884
Exercise of common stock warrants	275,687
Common stock issued through IPO	6,200,000
Common stock issued through employee stock purchase plan	10,048
Balance, September 30, 2014	8,512,103
Shares Reserved for Future Issuance
The Company had reserved shares of common stock for future issuance as follows:

	As of	As of
	September 30, 2014	December 31, 2013
For conversion of Series A Preferred, Series B Preferred, Series C Preferred, Series C-2 Preferred, Series D-1 Preferred, and Series D-2 Preferred and exercise of warrants to purchase Series C-1 Preferred and subsequent conversion of the shares purchased	—	1,675,812
Outstanding stock options	625,627	137,610
Outstanding common stock warrants	—	257,242
Outstanding Series C-1 convertible preferred stock warrants	14,033	13,879
For possible future issuance under stock option plan	170,305	49,734
For possible future issuance under employee stock purchase plan	37,746	—
Total common shares reserved for future issuance	847,711	2,134,277
Common Stock Warrants
The Company had outstanding common stock warrants issued in connection with the Note and Warrant Purchase Agreements (Note 4) and in connection with certain convertible preferred stock agreements (Note 6).
The December 2011 Note and Warrant Purchase Agreement included warrants to purchase 26,000 shares of the Company’s common stock at $0.20 per share. The warrants could be exercised for shares of common stock, in accordance with their terms. The number of shares of common stock that could be purchased by exercising the warrants would vary based on the event that occurred and would be calculated in accordance with the December 2011 Note and Warrant Purchase Agreements (Note 4).
On December 11, 2013, holders of the June 2013 Notes exercised their rights under the June 2013 Note and Warrant Agreement to receive warrants to purchase shares of the Company’s common stock. As a result of this exercise, the Company issued warrants to purchase 88,987 shares of the Company’s common stock to the holders of the June 2013 Notes at an exercise price of $0.20 per share. These warrants were exercisable until June 28, 2018, and would terminate unless exercised prior to an IPO.
On December 11, 2013, in connection with the Series D-2 Convertible Preferred Stock offering, the Company issued warrants to purchase 87,532 shares of the Company’s common stock at an exercise price of $0.20 per share. These warrants were exercisable until December 11, 2018, and would terminate unless exercised prior to an IPO. In addition, as a result of the conversion of the principal and interest outstanding on the 2011-2012 Notes into Series D-1 Preferred and Series D-2 Preferred (Note 4), in accordance with the amended terms of the agreement, the number of common shares underlying the warrants issued in connection with the 2011-2012 Notes was increased by 54,120 to a total of 80,120.
In connection with the consummation of the IPO in May 2014, substantially all outstanding common stock warrants were exercised at an exercise price of $0.20 per share and the holders received 275,687 shares of common stock.

All previously described warrants met the definition of a derivative financial instrument and were accounted for as derivatives. The combined fair value of the common stock warrant derivative liabilities, including warrants issued with the sale of Series D-2 Preferred, was $2,701 as of May 2, 2014, and this amount was settled to additional paid in capital on that date. The combined fair value of the common stock warrant derivative liabilities was $12,200 as of December 31, 2013, which was recorded as a long-term derivative liability in the accompanying balance sheet. The fair value adjustment of the long-term derivative liability was recorded as other income in the amounts of $0 and $10,442 for the three and nine months ended September 30, 2014, respectively, and as other loss of $770 for both the three and nine months ended September 30, 2013, respectively. As discussed in Note 6, the fair value of the warrants issued in connection with the Company’s Series D-2 Preferred offering in January 2014 was $362 above the face amount of the Series D-2 Preferred. This excess was expensed in the nine months ended September 30, 2014, and, as a result, the net fair value adjustment presented in the accompanying statements of operations for the nine months ended September 30, 2014 was $10,080.

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
Under the 2014 Plan, the aggregate number of shares of common stock that could be issued from and after the Effective Date (the “share reserve”) could not exceed the sum of (i) 257,352 new shares, (ii) the shares that represented the 2009 Stock Option Plan’s available reserve on the Effective Date, and (iii) any returning shares from the 2009 Stock Option Plan. Under the 2014 Plan, the share reserve will automatically increase on January 1st of each year, for a period of not more than 10 years, commencing on January 1, 2015 and ending on January 1, 2024, in an amount equal to 4.0% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year. The Board of Directors may act prior to January 1st of a given year to provide that there will be no increase in the share reserve or that the increase will be a lesser number of shares than would otherwise occur.
On June 18, 2014, the Company’s Board of Directors and Compensation Committee approved an amendment of the 2014 Plan, subject to stockholder approval, to increase the aggregate number of shares of the Company’s common stock that may be issued under the 2014 Plan by an additional 351,653 shares. All other material terms of the 2014 Plan remained unchanged. The Company’s stockholders approved the 2014 Plan amendment on September 11, 2014.
As of September 30, 2014, there were 170,305 shares of common stock available for future issuance under the 2014 Plan.
Option Grants
On June 18, 2014, the Company’s Board of Directors approved the grant of options to purchase 396,573 shares of common stock at a per share exercise price of $9.64 to certain of the Company’s executive officers and employees. No compensation cost associated with these option grants was recognized during the three month period ended June 30, 2014 because the grants were subject to and contingent upon stockholder approval of the previously described June 18, 2014 amendment to the 2014 Plan. The Company did not believe stockholder approval was perfunctory. The Company’s stockholders approved the 2014 Plan amendment on September 11, 2014, which was considered to be the measurement date for the determination of stock compensation expense. The fair value of each option grant award was estimated using the Black-

Scholes option-pricing model, consistent with and in accordance with the Company’s existing accounting policy for stock compensation. Using the Black-Scholes option-pricing model, the fair value of all September 11, 2014 option grants was $3.76 per option. The aggregate fair value of options granted on September 11, 2014 was determined to be $1,490, which is being recognized as expense, after adjusting for estimated pre-vesting forfeitures, over a 48 month vesting period.
Option Amendments
During the nine months ended September 30, 2014, the Company's Board of Directors approved the following with respect to the 2009 Stock Option Plan:

•
On April 29, 2014, the exercise price per share of certain options to purchase 53,404 shares of common stock under the 2009 Stock Option Plan was lowered to an amount equal to $10.00 per share. The original exercise prices of such options ranged from $20.40 to $61.20 per share, with a weighted average exercise price of $54.87 per share.

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
The Company determined the additional compensation cost associated with the previously described modifications pursuant to applicable guidance in FASB ASC Topic 718, Compensation—Stock Compensation. The additional compensation cost was determined by calculating the difference between (a) the estimated fair value of each option award immediately prior to the modifications and (b) the estimated fair value of each option award immediately after the modifications. The fair value of each option award immediately prior to and immediately after modification was estimated using the Black-Scholes option-pricing model, consistent with and in accordance with the Company’s existing accounting policy for stock compensation. Using the Black-Scholes option-pricing model, the weighted-average fair value of outstanding 2009 Stock Option Plan option awards was $3.08 per option immediately prior to modification on June 18, 2014 and was $5.87 per option immediately after modification. The additional compensation cost was determined to be $293, of which $130 was associated with services previously performed and, therefore, was expensed in the quarter ended June 30, 2014. The remaining additional compensation cost is being recognized as remaining services are performed.
Also on June 18, 2014, the Board of Directors approved modifications to the exercise price and contractual term of all outstanding option awards under the Company’s Stock Option Plan previously adopted by the Company in 1999 (the “1999 Stock Option Plan”). The modifications to the exercise price and contractual term are consistent with those previously described for outstanding options under the 2009 Stock Option Plan. In addition, the 1999 Stock Option Plan option awards were modified to provide that the holder may exercise vested shares under the option for the contractual term of the option even in the event the holder terminates services with the Company other than for cause. The modifications lowered the exercise price of outstanding options to purchase 73,087 shares of common stock, which had exercise prices that ranged from $20.40 to $25.50 per share, with a weighted average exercise price of $21.50 per share.
Pursuant to the terms of the 1999 Stock Option Plan, any amendments that modify the terms of the options awards require approval or consent of the Company’s shareholders. No additional compensation cost associated with the options under the 1999 Stock Option Plan was recognized during the quarter ended June 30, 2014 because the amendments were subject to and contingent upon stockholder approval. The Company did not believe stockholder approval was perfunctory. The Company’s stockholders approved the 1999 Stock Option Plan modifications on September 11, 2014, which was considered to be the measurement date for the determination of additional stock compensation expense. Consistent with the accounting guidance and methodology previously described for the 2009 Plan amendment, the Company determined the additional compensation cost associated with the 1999 Stock Option Plan modifications pursuant to FASB ASC Topic 718. The weighted-average fair value of outstanding 1999 Stock Option Plan option awards was $0.78 per option immediately prior to modification on September 11, 2014 and was $3.78 per option immediately after modification. The additional compensation cost was determined to be $225, all of which was associated with services previously performed and, therefore, was fully expensed in the quarter ended September 30, 2014.
2014 Employee Stock Purchase Plan

In February 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”), which was subsequently ratified by the Company’s stockholders and became effective on May 2, 2014. The purpose of the ESPP is to provide means by which eligible employees of the Company and of certain designated related corporations may be given an opportunity to purchase shares of the Company’s common stock, and to seek and retain services of new and existing employees and to provide incentives for such persons to exert maximum efforts for the success of the Company. Common stock that may be issued under the ESPP will not exceed 47,794 shares, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of ten years, commencing on January 1, 2015 and ending on January 1, 2024, in an amount equal to the lesser of (i) 0.8% of the total number of shares of outstanding common stock on December 31 of the preceding calendar year, and (ii) 29,411 shares of common stock. Similar to the 2014 Plan, the board of directors may act prior to January 1st of a given year to provide that there will be no increase in the share reserve or that the increase will be a lesser number of shares than would otherwise occur. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.
In September 2014, the Company issued 10,048 shares of common stock under the ESPP. As of September 30, 2014, there were 37,746 shares of common stock available for future issuance under the ESPP.
Compensation Cost
The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, and the ESPP was $455 and $837 for the three and nine months ended September 30, 2014, respectively, and $26 and $109 for the three and nine months ended September 30, 2013, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $0 for the three and nine months ended September 30, 2014 and 2013. Cash received from options exercised was $0 and $9 for the three and nine months ended September 30, 2014, respectively, and $0 and $3 for the three and nine months ended September 30, 2013.
Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$89	$5	$139	$27
Research and development	110	2	272	16
Selling, general and administrative	256	19	426	66
	$455	$26	$837	$109

9.	Income Taxes
The Company did not record a federal or state income tax benefit for the three and nine months ended September 30, 2014 and 2013 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

10.	Net Loss Per Share
The Company uses the two-class method to compute net loss per share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company’s convertible preferred stock were entitled to participate in dividends, when and if declared by the board of directors, that were made to common stockholders, and as a result were considered participating securities.
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities when calculating diluted earnings per share. Under the “treasury stock” method, it is assumed that the warrants and options were exercised at the beginning of the period and that the funds obtained from the exercise were used to reacquire the Company’s common stock at the average market price for the period and includes those securities when they are dilutive. Under the “if-converted” method, it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income or net loss per share during the period.
The following table summarizes the computation of basic and diluted net loss per share attributable to the Company’s common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(3,804)	$(3,960)	$(1,159)	$(8,732)
Deemed dividend for beneficial conversion feature on Series D-2 Preferred	—	—	(909)	—
Deemed dividend for antidilution adjustments to convertible preferred stock	—	—	(214)	—
Accretion of convertible preferred stock	—	—	(510)	—
Net loss attributable to common stock - basic	$(3,804)	$(3,960)	$(2,792)	$(8,732)
Derivative fair value adjustment	—	—	(10,080)	—
Net loss attributable to common stock - diluted	$(3,804)	$(3,960)	$(12,872)	$(8,732)
Weighted-average common shares outstanding - basic	8,504,785	335,938	4,703,278	335,930
Incremental shares from assumed exercise of common stock warrants	—	—	273,687	—
Weighted-average of outstanding common stock - diluted	8,504,785	335,938	4,976,965	335,930
Net loss per share
Basic	$(0.45)	$(11.79)	$(0.59)	$(25.99)
Diluted	$(0.45)	$(11.79)	$(2.59)	$(25.99)

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding because their effect is anti-dilutive. As discussed in Note 6, in May 2014, upon completion of the IPO, all outstanding shares of the convertible preferred stock were converted into shares of common stock at their conversion prices. Therefore, in the three-month period ended September 30, 2014, the convertible preferred stock securities were no longer outstanding and will have no impact on net income or net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Convertible preferred stock:
Series A Preferred	—	6,149	6,149	6,149
Series B Preferred	—	93,566	131,685	93,566
Series C Preferred	—	554,174	783,515	554,174
Series C-2 Preferred	—	119,958	173,213	119,958
Series D-1 Preferred	—	—	296,773	—
Series D-2 Preferred	—	—	300,549	—
Warrants to purchase Series C-1 Preferred	14,033	9,846	14,033	9,846
Warrants to purchase common stock	—	84,459	—	84,459
Stock options	625,627	145,547	625,627	145,547
ESPP	59,203	—	59,203	—
Convertible notes	—	157,114	—	157,114

11.	Related-Party Transactions
The Company had transactions with related parties as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,822	$1,822	$5,466	$5,466
Selling, general and administrative expense	—	—	500	—
Sanofi owns 100% of a subsidiary that is a customer of the Company. Both Sanofi and the subsidiary have an investment in the Company. The Company’s related-party revenue with the subsidiary composed 42% and 40% of total revenue for the three and nine months ended September 30, 2014, respectively, and composed 44% and 41% of total revenue for the three and nine months ended September 30, 2013, respectively.
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
As of September 30, 2014, there were no assets or liabilities measured at fair value on a recurring basis.
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
A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Three months ended	Nine months ended September 30,
	September 30, 2013	2014	2013
Balance at beginning of period	$1,851	$12,237	$683
Issuance of warrants	—	544	899
Excess of fair value of warrants over proceeds	—	362	269
Adjustment to fair value	671	(10,442)	671
Reclassification to additional paid-in capital upon exercise of warrants	—	(2,701)	—
Balance at end of period	$2,522	$—	$2,522

13.	Severance Costs

In June 2014, the Company reduced its workforce in an effort to reduce operating costs. Employee severance costs associated with this action were $379, which were expensed in the quarter ended June 30, 2014. The severance costs are being paid out through the Company's normal payroll disbursements on a monthly basis from July 2014 to January 2015. As of September 30, 2014, $216 had been paid out and the remaining costs of $163 are included in accrued expenses in the accompanying balance sheets.

14.	Subsequent Events
Licensing Agreement
On October 29, 2014, the Company entered into a license agreement with Waterstone Pharmaceutical (HK Limited), or Waterstone, under which the Company granted Waterstone an exclusive, worldwide license to develop and commercialize SCY-635 for the treatment of viral diseases in humans. In addition, under the same agreement, the Company granted Waterstone an option for an exclusive, worldwide license to develop and commercialize two additional compounds of the Company, SCY-575 and SCY-116, for the treatment of viral diseases in humans. The option is exercisable for a period of 18 months from the date of the agreement. In addition, the Company agreed that during the term of the agreement, it would not develop or commercialize, or grant any right or license to any third party to develop or commercialize, in Asia (excluding Japan), any cyclophilin inhibitor for treatment of viral diseases in humans.
The agreement expires upon Waterstone’s last royalty payment, which is the later of ten years from the last registration of the product, or the last to expire of the patents. Either party may terminate the agreement if the other party breaches and fails to remedy the breach after receiving notice from the nonbreaching party. Specifically, the Company has the ability to terminate the agreement if the Company determines that Waterstone failed to make reasonable progress in the development and commercialization of SCY-635 or the optioned compounds. If the Company gives Waterstone notice of failure to make reasonable progress, Waterstone will have the opportunity to correct the deficiencies. If Waterstone fails to do so, the Company has the right to terminate the license.
The Company will receive an upfront license fee payment of $1,000 in November 2014 for SCY-635, and may receive an additional upfront payment of $500 if Waterstone exercises its option for the two additional compounds. The Company is also entitled to receive certain payments on contingent future events, including 1) a development milestone payment of $4,000 upon the first registration of a product, and 2) royalties based on a specified percentage of net sales (which percentage is in the mid-single digits), varying based on whether the product contains SCY-635 or one of the two additional compounds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.
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
Overview
We are a pharmaceutical company committed to the discovery, development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. We are developing our lead product candidate, SCY-078, as a novel oral and intravenous (IV) drug for the treatment of serious and life-threatening invasive fungal infections in humans. SCY-078 has been shown to be effective in vitro and in vivo in animal models against a broad range of Candida and Aspergillus fungal species, including drug resistant strains. These important pathogens account for approximately 85% of invasive fungal infections in the United States and Europe. SCY-078 was shown to be sufficiently safe and well-tolerated in multiple Phase 1 studies to support progression to Phase 2 studies. We anticipate that the first patient will be enrolled in the fourth quarter of 2014 in a Phase 2 study with an oral formulation of SCY-078 for the treatment of invasive Candida infection, a common and often fatal invasive fungal infection, and anticipate beginning Phase 1 studies with an IV formulation of SCY-078 in 2015. In addition to pursuing the development of SCY-078, we have additional enfumafungin derivatives and expertise that we may use to expand our antifungal portfolio.
As a spinout from Aventis S.A., or Aventis in 2000, we began as a chemistry and animal health services company, providing contract research services to third parties. Through the provision of these contract research and development services, we built significant expertise in parasitic infections and drug discovery. Since our formation, we have expanded our animal health capabilities and have discovered a number of proprietary compounds, including SCY-635, our cyclophilin inhibitor compound. As described in more detail within the recent developments section below, we recently identified a partner for SCY-635 by entering into an exclusive, worldwide license for the development and commercialization of SCY-635 and, at the option of the partner, two additional compounds.
In 2013, we exclusively licensed SCY-078 from Merck Sharp & Dohme, or Merck, in the field of human health, and Merck transferred to us the investigational new drug application pending with the U.S. Food and Drug Administration, or the FDA, as well as all data Merck had developed for the compound, plus active pharmaceutical ingredient and tablets. In 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us. We are focusing our resources on the development of SCY-078.
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

Recent Developments
SCY-078 Development
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
Following the transfer by Merck to us of ownership and responsibility for the clinical development and IND related to SCY-078, we assessed the regulatory history and initiated discussions with the FDA to obtain clarity on several open questions regarding the clinical development plan for SCY-078. We finalized the Phase 2 protocol in July 2014.
We have initiated patient screening for enrollment in our Phase 2 clinical trial of SCY-078. We expect to enroll the first patient before the end of 2014.
Cyclophilin Inhibitor Platform
In October 2014, we entered into a license agreement with Waterstone Pharmaceutical (HK Limited), or Waterstone, granting exclusive, worldwide rights to develop and commercialize SCY-635 for the treatment of viral diseases in humans. In addition, under the same agreement, we granted Waterstone an option for an exclusive, worldwide license to develop and commercialize two of our additional compounds, SCY-575 and SCY-116, for the treatment of viral diseases in humans. The option is exercisable for a period of 18 months from the date of the agreement. In addition, we agreed that during the term of the agreement, we would not develop or commercialize, or grant any right or license to any third party to develop or commercialize, in Asia (excluding Japan), any cyclophilin inhibitor for treatment of viral diseases in humans.
The agreement expires upon Waterstone’s last royalty payment, which is the later of ten years from the last registration of the product, or the last to expire of the patents. Either party may terminate the agreement if the other party breaches and fails to remedy the breach after receiving notice from the nonbreaching party. Specifically, we have the ability to terminate the agreement if we determine that Waterstone failed to make reasonable progress in the development and commercialization of SCY-635 or the optioned compounds. If we give Waterstone notice of failure to make reasonable progress, Waterstone will have the opportunity to correct the deficiencies. If Waterstone fails to do so, we have the right to terminate the license.
We will receive an upfront license fee payment of $1.0 million in November 2014 for SCY-635, and we may receive an additional upfront payment of $0.5 million if Waterstone exercises its option for the two additional compounds. We are also entitled to receive certain payments on contingent future events, including 1) a development milestone payment of $4.0 million upon the first registration of a product, and 2) royalties based on a specified percentage of net sales (which percentage is in the mid-single digits), varying based on whether the product contains SCY-635 or one of the two additional compounds.
Initial Public Offering
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
Equity Compensation Plan Amendments and Awards
On June 18, 2014, our Board of Directors approved the following:

•
an amendment of options to purchase shares of our common stock held by our employees, consultants, and directors, previously granted under our 1999 Stock Option Plan and our 2009 Stock Option Plan. As a result of the amendments, the exercise price of each outstanding option award as of June 18, 2014, was lowered to $9.64 per share and the term of each outstanding option award was extended until June 17, 2024. In addition, the 1999 Stock Option Plan option awards were further amended to provide that the holder may exercise vested shares under the option for the term of the option even in the event the holder terminates services with the Company (other than for cause). No other terms of the outstanding option awards were changed. The amendments to the 1999 Stock Option Plan, and therefore the modifications of the options granted under that plan, were subject to stockholder approval.

•
an amendment of our 2014 Equity Incentive Plan, or the 2014 Plan, subject to stockholder approval, to increase the aggregate number of shares of our common stock that may be issued pursuant to awards under the 2014 Plan by an additional 351,653 shares. All other material terms of the 2014 Plan remained unchanged.

•
a grant of options to purchase 396,573 shares of common stock at a per share exercise price of $9.64 to certain of our employees, contingent upon stockholder approval of the additional 351,653 shares to be added to the share reserve under the 2014 Plan.

On September 11, 2014, during a special meeting of stockholders, our stockholders approved each of the previously described amendments to the 1999 Stock Option Plan and 2014 Equity Incentive Plan, which had been approved by the Board of Directors on June 18, 2014.
Collaborations and Licensing Agreements
We have signed a number of licensing and collaboration agreements with partners in human and animal health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed from Merck its rights to SCY-078 in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events and will pay tiered royalties based on worldwide sales of SCY-078 when and if it is approved (in 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) Merial Limited, a wholly owned subsidiary of Sanofi, under which we provide animal health research services on a fee for service basis and, with respect to certain product candidates, we may receive potential milestone and royalty payments from Merial; (3) R-Pharm, CJSC, a leading supplier of hospital drugs in Russia, granting them exclusive rights in the field of human health to develop and commercialize SCY-078 in Russia and several smaller non-core markets, under which we are entitled to receive potential milestones and royalties; (4) Dechra Ltd., or Dechra, a UK listed international veterinary pharmaceutical business, granting Dechra rights to SCY-641 in the field of animal health, including dog dry eye, under which we are entitled to receive potential milestones and royalties; and (5) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635, and two additional compounds at Waterstone's option, for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties.
Components of Operating Results
Revenue
To date, we have derived substantially all of our revenue from the provision of our contract research and development services. In addition, we have received upfront and milestone payments in connection with our collaboration and licensing agreements. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the variability in the amount of our contract research and development services provided, the achievement of collaboration milestones, and the consummation of new licensing arrangements. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of product candidates in a timely manner or obtain their regulatory approval, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
We allocate expenses associated with our facilities, information technology costs, and depreciation and amortization, between cost of revenue and operating expenses. Allocations are based on employee headcount or facility square footage utilization, and are determined by the nature of work performed.
Research and Development Expense
Research and development expense consists of expenses incurred while performing research and development activities to discover, develop, or improve potential product candidates we seek to develop. This includes conducting preclinical studies and clinical trials, manufacturing and other development efforts, and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of:

•	costs related to executing preclinical and clinical trials, including related drug formulation, manufacturing and other development;

•	salaries and personnel-related costs, including benefits and any stock-based compensation for personnel in research and development functions;

•	fees paid to consultants and other third parties who support our product candidate development and intellectual property protection;

•	other costs in seeking regulatory approval of our products; and

•	allocated overhead.
The table below summarizes the total costs incurred for each of our key research and development projects during the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
SCY-078	$2,383	$511	$4,422	$914
Cyclophilin Inhibitor Platform	95	539	1,199	2,289
Total Research and Development	$2,478	$1,050	$5,621	$3,203
Our SCY-078 and cyclophilin inhibitor platform projects were the only key research and development projects during the periods presented. We plan to increase our research and development expense for the foreseeable future as we continue our effort to develop SCY-078 and to potentially develop our other product candidates, subject to the availability of additional funding. We do not expect to incur any substantial research and development expenses related to our cyclophilin inhibitor platform in the foreseeable future.
The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation. This includes personnel in executive, finance, sales, human resources and administrative support functions. Other expenses include facility-related costs not otherwise allocated to cost of revenue or research and development expense, professional fees for accounting, auditing, tax and legal services, consulting costs for general and administrative purposes, information systems maintenance and marketing efforts.
We expect that our selling, general and administrative expense will continue to increase as we operate as a public reporting company and develop and commercialize SCY-078. These anticipated increased costs include director and officer liability insurance, costs related to the hiring of additional personnel, and increased fees for outside consultants, lawyers and accountants. We also expect to continue to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.
Gain on Insurance Recovery
In the quarter ended June 30, 2014, our insurance carrier reimbursed us for the replacement cost of a fixed asset that was damaged by severe weather. The asset’s net book value was reduced upon occurrence of the damage. The proceeds received from the insurance recovery exceeded the net book value of the asset in the amount of $0.2 million, which we recognized as a gain during the quarter ended June 30, 2014.
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
Other (Income) Expense
Substantially all of our other (income) expense consists of costs associated with:

•	a related party guarantee of our outstanding credit facility;

•	interest on related party convertible debt;

•	fair value adjustments to our derivative liability for warrants issued in conjunction with the related party convertible debt; and

•	a loss on the extinguishment of debt.
Interest paid on our outstanding bank debt composed substantially all of the remaining other (income) expense.
In April 2010, we entered into a $15.0 million credit facility agreement with HSBC Bank USA, National Association, or HSBC, which we refer to as the 2010 Credit Agreement. This 2010 Credit Agreement was guaranteed by a related party. We concluded that the guarantee represented a deemed contribution and recognized the value of the guarantee as deferred financing costs. The value of the guarantee was determined based on the difference between the 2010 Credit Agreement’s stated interest rate and the interest rate that would apply if there had been no guarantee from the related party. The value was determined to be $6.3 million at the time the 2010 Credit Agreement was established and was amortized over the life of the 2010 Credit Agreement. On March 8, 2013, the 2010 Credit Agreement and related party guarantee were extended through 2014, under an amendment referred to as the 2013 Credit Agreement. At the time of the extension, we concluded that the value of the new guarantee was $3.9 million. This amount was recorded as deferred financing costs and was being amortized through the year 2014.
Upon completion of our IPO on May 7, 2014, the entire outstanding balance of the 2013 Credit Agreement, amounting to $15.0 million plus accrued interest, was paid in full using the proceeds from the IPO. We recorded a loss on the extinguishment of debt of $1.4 million in the three month period ended June 30, 2014, as the remaining deferred financing costs associated with the 2013 Credit Agreement were written off. We had no outstanding debt as of September 30, 2014.
From December 2011 through June 2013, we issued convertible promissory notes totaling $12.3 million to related parties. These notes accrued interest at a rate of 8% per year. The purchasers of the convertible notes also received warrants to purchase common stock. The promissory notes, and accrued interest, were converted into preferred stock in December 2013. The warrant fair values were accounted for as a debt discount and amortized over the stated term of the convertibles notes. We concluded that the warrants qualified as a derivative liability and the fair value of the warrants should be adjusted at each reporting period. The amortization of the debt discount was recorded in amortization of deferred financing costs and debt discount and the change in the derivative liability was recorded in derivative fair value adjustment.
The warrants to purchase common stock accounted for as derivatives were exercised in connection with the IPO. The combined fair values of the common stock warrant derivative liabilities was $2.7 million as of May 2, 2014, and this amount was reclassified to additional paid-in capital.

Income Tax (Expense) Benefit
Income tax expense consists of U.S. federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013
The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013, together with the changes in those items in dollars and percentage (dollars in thousands):

	Nine Months Ended
	September 30, 2014		September 30, 2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Total revenue	$13,727	100.0%	$13,184	100.0%	$543	4.1%
Cost of revenue	11,800	86.0%	12,531	95.0%	(731)	(5.8)%
Gross Margin	1,927	14.0%	653	5.0%	1,274	195.1%
Operating expenses:
Research and development	5,621	40.9%	3,203	24.3%	2,418	75.5%
Selling, general and administrative	5,507	40.1%	3,150	23.9%	2,357	74.8%
Gain on insurance recovery	(165)	(1.2)%	—	—	(165)	*
Gain on sale of asset	—	—	(988)	(7.5)%	988	(100.0)%
Total operating expenses	10,963	79.9%	5,365	40.7%	5,598	104.3%
Loss from operations	(9,036)	(65.8)%	(4,712)	(35.7)%	(4,324)	91.8%
Other (income) expense:
Amortization of deferred financing costs and debt discount	755	5.5%	2,504	19.0%	(1,749)	(69.8)%
Loss on extinguishment of debt	1,389	10.1%	—	—	1,389	*
Interest expense — related party	—	—	703	5.3%	(703)	(100.0)%
Interest expense	49	—	142	1.1%	(93)	(65.5)%
Derivative fair value adjustment	(10,080)	(73.4)%	671	—	(10,751)	(1,602.2)%
Other expense	10	0.1%	—	—	10	*
Total other (income) expense	(7,877)	(57.4)%	4,020	30.5%	(11,897)	(295.9)%
Net Loss	$(1,159)	(8.4)%	$(8,732)	(66.2)%	$7,573	(86.7)%

*	Not applicable or meaningful
Revenue. For the nine months ended September 30, 2014, revenue of $13.7 million increased slightly from the $13.2 million of revenue for the nine months ended September 30, 2013. The increase of $0.5 million, or 4.1%, was the result of a $1.3 million increase in animal health services, a $0.2 million increase associated with revenue from licensing agreement upfront payments, and a $0.2 million increase in materials revenue. These increases were partially offset by a $1.2 million decrease in discovery and drug metabolism and pharmacokinetics (DMPK) services revenue. The animal health services revenue increase was primarily related to services performed for Elanco Animal Health, or Elanco, beginning in January 2014, under a licensing and research services agreement executed in December 2013.
Cost of Revenue. For the nine months ended September 30, 2014, cost of revenue decreased to $11.8 million compared to $12.5 million for the nine months ended September 30, 2013. The decrease of $0.7 million, or 5.8%, was primarily the result of a $0.5 million decrease due to operating cost saving measures taken in 2014, a $0.3 million decrease in laboratory materials and third-party scientific contract labor services, and a $0.4 million decrease due to scientific personnel devoting more time to

SCY-078 development in 2014, which results in the associated salaries and personnel-related costs for this effort being included in research and development expense in 2014, rather than cost of revenue. These decreases were partially offset by a $0.5 million increase in employee compensation expense, which was primarily due to an accrual of estimated annual employee bonus compensation in 2014.
Research and Development. For the nine months ended September 30, 2014, research and development expenses increased to $5.6 million from $3.2 million for the nine months ended September 30, 2013. The increase of $2.4 million, or 75.5%, was primarily the result of a $1.3 million increase in employee compensation expense and a $1.1 million increase in third-party development services related to the SCY-078 Phase 2 clinical trial and the preclinical development of intravenous SCY-078. The increase in employee compensation was due to new research and development personnel hired in 2014 to manage and support the development of SCY-078, an accrual of estimated annual employee bonus compensation in 2014, an accrual of employee severance costs associated with workforce reduction activities in June 2014, and scientific services personnel devoting more time and effort to SCY-078 development in 2014, which results in the associated salaries and personnel-related costs for this effort being included in research and development expense in 2014, rather than cost of revenue.
Selling, General & Administrative. For the nine months ended September 30, 2014, selling, general and administrative expenses increased to $5.5 million from $3.2 million for the nine months ended September 30, 2013. The increase of $2.4 million, or 74.8%, was a result of a $0.5 million payment to a related party advisor who assisted us in evaluating potential strategic financing alternatives to an IPO, a $0.2 million increase in other professional services expenses indirectly associated with our IPO, a $0.6 million increase in professional services expenses directly associated with our continuing operations as a regulated, publicly traded company, a $0.8 million increase in employee compensation, and a $0.3 million increase in other general and administrative expenses. The increase in employee compensation was due to stock compensation expense associated with an option award modification and additional option grants, an accrual of estimated annual employee bonus compensation in 2014, an increase in officer and employee salaries that became effective in June 2014, and an accrual of employee severance costs associated with workforce reduction activities in June 2014.
Gain on Insurance Recovery. For the nine months ended September 30, 2014, we recognized a $0.2 million gain on insurance recovery as our insurance carrier reimbursed us for the replacement cost of a damaged fixed asset. The insurance proceeds of $0.2 million exceeded the carrying value of the damaged asset.
Gain on Sale of Assets. For the nine months ended September 30, 2014, gain on sale of asset decreased to zero compared to $1.0 million in the nine months ended September 30, 2013. The amount recorded during the 2013 period represents the final two payments received on the 2012 sale of proprietary software.
Amortization of Deferred Financing Costs and Debt Discount. For the nine months ended September 30, 2014, amortization of deferred financing costs decreased to $0.8 million compared to $2.5 million in the nine months ended September 30, 2013. The decrease of $1.7 million, or 69.8%, was primarily associated with the conversion of our convertible promissory notes in December 2013 and the repayment of our 2013 Credit Agreement in May 2014. During the nine month period ended September 30, 2013, we amortized debt discounts associated with our convertible promissory notes issued from December 2011 through June 2013 and deferred financing costs associated with our 2013 Credit Agreement. All of our convertible promissory notes were converted into preferred stock in December 2013 and, therefore, no amortization of promissory notes debt discount was incurred in 2014. Upon completion of our IPO in May 2014, the entire outstanding balance of the 2013 Credit Agreement amounting to $15.0 million plus accrued interest was paid in full using the proceeds from the IPO. The remaining unamortized balance of the deferred financing costs on the debt settlement date of $1.4 million was immediately recognized as a loss on the extinguishment of debt in the nine month period ended September 30, 2014. This loss on extinguishment of debt is presented separately in the accompanying statements of operations.
Loss on Extinguishment of Debt. For the nine months ended September 30, 2014, loss on extinguishment of debt was $1.4 million compared to zero for the nine months ended September 30, 2013. Upon completion of our IPO in May 2014, the entire outstanding balance of the 2013 Credit Agreement amounting to $15.0 million plus accrued interest was paid in full using the proceeds from the IPO. The remaining unamortized balance of the deferred financing costs on the debt settlement date of $1.4 million was immediately recognized as a loss on the extinguishment of debt in the nine month period ended September 30, 2014.
Interest Expense — Related Party. For the nine months ended September 30, 2014, interest expense — related party was zero compared to $0.7 million in the nine months ended September 30, 2013. As of September 30, 2014 and 2013, the convertible promissory notes issued and outstanding were $0 and $12.3 million, respectively. There was no interest expense — related party recognized in the nine months ended September 30, 2014, since the outstanding principal and interest of all convertible promissory notes issued to related parties were converted into Series D Preferred stock in December 2013.

Derivative Fair Value Adjustment. For the nine months ended September 30, 2014, derivative fair value adjustment was a $10.1 million gain compared to a $0.7 million loss in the nine months ended September 30, 2013. The gain was due to the decrease in the fair value of our common stock, from an estimate of $47.74 per share as of December 31, 2013, to the estimated fair value of $10.00 per share as of May 2, 2014. The loss in the nine months ended September 30, 2013 was due to the increase in the fair value of our common stock, from an estimate of $20.40 per share as of December 31, 2012, to an estimate of $28.56 per share as of September 30, 2013.

Results of Operations for the Three Months Ended September 30, 2014 and 2013
The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended
	September 30, 2014		September 30, 2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Total revenue	$4,380	100.0%	$4,163	100.0%	$217	5.2%
Cost of revenue	3,660	83.6%	3,986	95.7%	(326)	(8.2)%
Gross Margin	720	16.4%	177	4.3%	543	306.8%
Operating expenses:
Research and development	2,478	56.6%	1,050	25.2%	1,428	136.0%
Selling, general and administrative	2,046	46.7%	1,141	27.4%	905	79.3%
Gain on insurance recovery	—	—	—	—	—	*
Gain on sale of asset	—	—	(2)	—	2	(100.0)%
Total operating expenses	4,524	103.3%	2,189	52.6%	2,335	106.7%
Loss from operations	(3,804)	(86.8)%	(2,012)	(48.3)%	(1,792)	89.1%
Other (income) expense:
Amortization of deferred financing costs and debt discount	—	—	982	23.6%	(982)	(100.0)%
Loss on extinguishment of debt	—	—	—	—	—	*
Interest expense — related party	—	—	249	6.0%	(249)	(100.0)%
Interest expense	—	—	46	1.1%	(46)	(100.0)%
Derivative fair value adjustment	—	—	671	—	(671)	(100.0)%
Other expense	—	—	—	—	—	*
Total other (income) expense	—	—%	1,948	46.8%	(1,948)	(100.0)%
Net Loss	$(3,804)	(86.8)%	$(3,960)	(95.1)%	$156	(3.9)%

*	Not applicable or meaningful
Revenue. For the three months ended September 30, 2014, revenue increased to $4.4 million from $4.2 million for three months ended September 30, 2013. The increase of $0.2 million, or 5.2%, was the result of a $0.4 million increase in animal health services revenue, a $0.1 million increase in materials revenue, and a $0.1 million increase in other revenues. These increases were partially offset by a $0.4 million decrease in discovery and DMPK services revenue. The animal health services revenue increase was primarily related to services performed for Elanco beginning in January 2014, under a licensing and research services agreement executed in December 2013.
Cost of Revenue. For the three months ended September 30, 2014, cost of revenue decreased to $3.7 million from $4.0 million for the three months ended September 30, 2013. The decrease of $0.3 million, or 8.2%, was primarily the result of a $0.2 million decrease due to operating cost saving measures taken in 2014, and a $0.2 million decrease due to scientific personnel devoting more time to SCY-078 development in 2014, which results in the associated salaries and personnel-related costs for this effort being included in research and development expense in 2014, rather than cost of revenue. These decreases were partially offset by a $0.1 million increase in employee compensation expense, which included stock compensation expense associated with an option award modification and new option grants, and an increase in employee salaries that became effective in June 2014.
Research and Development. For the three months ended September 30, 2014, research and development expenses increased to $2.5 million from $1.1 million for the three months ended September 30, 2013. The increase of $1.4 million, or 136.0%, was primarily the result of a $0.9 million increase in third-party service expenses related to the SCY-078 Phase 2 clinical trial and the preclinical development of intravenous SCY-078, and a $0.7 million increase in employee compensation expense. The increase in employee compensation expense was due to new research and development personnel hired in 2014 to manage and support the development of SCY-078, an accrual of estimated annual employee bonus compensation in 2014, stock compensation expense associated with an option award modification and new option grants, and scientific services personnel devoting more time and effort to SCY-078 development in 2014, which results in the associated salaries and personnel-related costs for this effort being included in research and development expense in 2014, rather than cost of revenue. These increases were partially offset by a $0.1 million decrease in other research and development costs.
Selling, General & Administrative. For the three months ended September 30, 2014, selling, general and administrative expenses increased to $2.0 million from $1.1 million for the three months ended September 30, 2013. The increase of $0.9 million, or 79.3%, was the result of a $0.3 million increase in professional services expenses directly associated with our continuing operations as a regulated, publicly traded company, a $0.5 million increase in employee compensation expense, and a $0.1 million increase in other general and administrative expenses. The increase in employee compensation expense was due to stock compensation expense associated with an option award modification and new option grants, an accrual of estimated annual employee bonus compensation in 2014, and an increase in officer and employee salaries that became effective in June 2014.
Amortization of Deferred Financing Costs and Debt Discount. For the three months ended September 30, 2014, amortization of deferred financing costs decreased to zero compared to $1.0 million in the three months ended September 30, 2013. The $1.0 million of amortization recognized in the three months ended September 30, 2013 was associated with the June 2013 Notes debt discount and the 2013 Credit Agreement deferred financing costs. There was no amortization in the three months ended September 30, 2014 because the June 2013 Notes were converted into convertible preferred stock in December 2013 and the 2013 Credit Agreement was repaid in full in May 2014.
Interest Expense — Related Party. For the three months ended September 30, 2014, interest expense — related party was zero compared to $0.2 million in the three months ended September 30, 2013. As of September 30, 2014 and 2013, the convertible promissory notes issued and outstanding were $0 and $12.3 million, respectively. There was no interest expense — related party recognized in the three months ended September 30, 2014, since the outstanding principal and interest of all convertible promissory notes issued to related parties were converted into Series D Preferred stock in December 2013.
Derivative Fair Value Adjustment. For the three months ended September 30, 2014, derivative fair value adjustment was zero compared to $0.7 million in the three months ended September 30, 2013. The loss in the three months ended September 30, 2013 was due to the increase in the fair value of our common stock, from an estimate of $20.40 per share as of June 30, 2013, to an estimate of $28.56 per share as of September 30, 2013. The warrants to purchase common stock accounted for as derivatives were exercised in May 2014 in conjunction with the IPO, and therefore the remaining derivative liability was reclassified to additional paid in capital and no gain or loss was incurred during the three months ended September 30, 2014.
Liquidity and Capital Resources
Sources of Liquidity
Through September 30, 2014, we have funded our operations through revenue from the provision of contract research and development services and from debt and equity issuances. As of September 30, 2014, we had cash and cash equivalents of approximately $34.0 million, compared to $1.4 million as of December 31, 2013. The increase in our cash and cash equivalents was primarily due to our recently completed IPO in May 2014.
We have incurred net losses since our inception, including the nine months ended September 30, 2014. As of September 30, 2014, our accumulated deficit was $114.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other third-party funding, strategic alliances and licensing or collaboration arrangements.
As described in Note 4 to our financial statements, our 2013 Credit Agreement comprised a $5.0 million term loan and a $10.0 million revolving credit facility, provided for interest-only payments through December 31, 2014, and required repayment of the loan on December 31, 2014. The 2013 Credit Agreement was guaranteed by a related party that had an investment in our company. The full amounts of both the $5.0 million term loan and the $10.0 million revolving credit facility were outstanding as of December 31, 2013. There was no outstanding balance under the 2013 Credit Agreement as of September 30, 2014, as all principal and accrued interest was repaid on May 7, 2014 using proceeds from our IPO. The weighted-average interest rate was 0.00% and 1.19% for the three and nine months ended September 30, 2014, respectively, and 1.22% for both the three and nine months ended September 30, 2013, respectively.
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
Cash Flows
The following table sets forth the significant sources and uses of cash for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013
	(unaudited; dollars in thousands)
Net cash used in operating activities	$(7,751)	$(2,979)
Net cash (used in) provided by investing activities	(416)	618
Net cash provided by financing activities	40,801	902
Net increase (decrease) in cash and cash equivalents	$32,634	$(1,459)
Operating Activities
Net cash used in operating activities of $7.8 million for the nine months ended September 30, 2014, primarily consisted of the $9.0 million loss from operations, which was adjusted for non-cash charges that included depreciation of $0.9 million and stock-based compensation expense of $0.8 million. Net cash used in operating activities of $3.0 million for the nine months ended September 30, 2013, primarily consisted of a $4.7 million loss from operations, offset in part by a favorable change in operating assets and liabilities of $2.5 million, an adjustment for a non-cash charge for depreciation of $1.0 million and an adjustment for a gain on sale of asset of $1.0 million. The losses from operations in both the 2014 and 2013 periods exclude certain non-cash other income and expense items that have been described in the components of operating results section above.
The $4.8 million increase in net cash used in operating activities for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to increases in costs associated with SCY-078 development efforts and public reporting company operations. We expect that the increases in these costs will continue as we continue to operate as a public reporting company and focus our efforts on the development of SCY-078. In addition, a portion of the increase in net cash used in operating activities was due to the receipt of a $1.5 million upfront payment from R-Pharm in August 2013, which reduced net cash used in operating activities for the nine months ended September 30, 2013.
Investing Activities
Net cash used in investing activities of $0.4 million for the nine months ended September 30, 2014, primarily consisted of purchases of property and equipment of $0.6 million, offset partially by the proceeds from an insurance recovery of $0.2 million.
Net cash provided by investing activities of $0.6 million for the nine months ended September 30, 2013 primarily consisted of proceeds of $1.0 million from the sale of proprietary software assets, offset partially by purchases of property and equipment of $0.4 million.
Financing Activities
Net cash provided by financing activities of $40.8 million for the nine months ended September 30, 2014, consisted of $62.0 million of gross proceeds received from our IPO in May 2014 and $0.5 million in proceeds raised from the issuance of shares of our D-2 preferred stock in January 2014, offset partially by a $15.0 million payment to settle all outstanding borrowings under our 2013 Credit Agreement and $6.9 million of payments for deferred offering costs and underwriting discounts and commissions.
Net cash provided by financing activities of $0.9 million for the nine months ended September 30, 2013, primarily consisted of proceeds from the issuance of our June 2013 Notes.
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
Based upon our current operating plan, we believe that our existing cash and cash equivalents, which include the net proceeds from our recently completed IPO, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2016. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
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
Interest Rate Sensitivity
Our cash and cash equivalents as of September 30, 2014, consisted of cash maintained in accounts at one or more financial institutions that are in excess of federally insured limits. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, we do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations. Further, we do not believe that our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
During the nine months ended September 30, 2014, we were subject to interest rate risk in connection with borrowing under our 2013 Credit Agreement, which comprised a $5.0 million term loan and a $10.0 million revolving credit facility outstanding through May 7, 2014, when all outstanding principal and accrued interest were repaid in full. The principal outstanding under the 2013 Credit Agreement carried interest at a rate of LIBOR plus 0.95% per annum and, as a result, increases in market interest rates would generally result in increased interest expense. As of September 30, 2014, we had no outstanding principal amount outstanding under the 2013 Credit Agreement.

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
As of September 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Except as described below, during the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the third quarter of 2014, we designed, and are in the process of implementing, certain additional control activities that are intended to mitigate risks of material misstatement in certain accounting and disclosure identification processes.

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
Risks Relating to Our Financial Condition and Need for Additional Capital
We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*
We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including net losses of approximately $30.5 million for the year ended December 31, 2013. We had a net loss of $3.8 million for the three months ended September 30, 2014 and expect to incur a net loss for the year ended December 31, 2014. As of September 30, 2014, we had an accumulated deficit of approximately $114.4 million. Although we have generated revenues through our contract research and development services, these revenues have not been sufficient to support our business, and so in addition we have financed our operations through the sale of convertible preferred stock, convertible debt, and common stock. We intend to devote a majority of our financial resources to the development of SCY-078, our lead product candidate. We have not generated any revenue from product sales. Although we successfully completed an IPO and have repaid all of our debt, there can be no assurances that we will be able to continue our operations on a long-term basis. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013, as filed with our registration statement on Form S-1/A, which was declared effective on May 2, 2014, included an explanatory paragraph relating to our ability to continue as a going concern. We have suffered substantial losses from operations and may require additional financing.
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
We may continue to require substantial additional capital, and if we are unable to raise capital when needed we would be forced to delay, reduce or eliminate our development program for SCY-078.*
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate, the timing of the submission of the NDA could be delayed, and any potential product approval could be delayed. In May 2014, we raised net proceeds of approximately $54.6 in connection with our IPO after deducting underwriting discounts and commissions of $3.3 million and offering expenses payable by us of $4.1 million. In addition, we paid off $15 million in principal and all accrued interest on our credit facility with HSBC Bank on May 7, 2014. We believe that the net proceeds from our IPO will be sufficient to meet our anticipated operating requirements into the first quarter of 2016; provided, however, that changing circumstances may cause us to consume capital more rapidly than we currently anticipate. We may need to raise additional funds from the issuance of equity and/or debt securities or otherwise obtain funding through strategic alliances or collaborations with third parties. In any event, we will require additional capital to complete development of, to seek regulatory approval for and, if approval is obtained, to commercialize SCY-078 and any future product candidates we may seek to develop. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.
When we are required to secure additional financing, the additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize SCY-078 and any future product candidates we may seek to develop. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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
We were spun out from Aventis in 2000 as a chemistry and animal health services company, providing contract research services to third parties. Since then, we have derived substantially all of our revenue from providing these services to human and animal health companies to assist them in developing their own drug candidates. In the course of providing these services, we have leveraged the expertise to develop our own proprietary compounds, including a platform of cyclophilin inhibitors, among them SCY-635, which we exclusively licensed to Waterstone in October 2014. In 2013, under our contract with Merck Sharp & Dohme Corp., or Merck, a subsidiary of Merck & Co., Inc., Merck exclusively licensed SCY-078 to us in the field of human health and in conjunction with that license transferred to us the investigational new drug application pending with the FDA and related regulatory responsibilities, as well as all data Merck had developed for the compound, plus active pharmaceutical ingredients and tablets. In 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us.
Although we have conducted Phase 1 and Phase 2 studies of SCY-635, our cyclophilin inhibitor that we exclusively licensed to Waterstone in October 2014, we only acquired the rights to develop SCY-078, our lead drug candidate for the treatment of invasive fungal infections, in May 2013. We do not have a significant history of developing our own drug candidates, and we have not brought any drug candidates to market, which makes it difficult to assess our ability to develop and commercialize SCY-078 and any future product candidates we may seek to develop or commercialize.
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
We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development and commercialization of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market product candidates in the United States until and unless we receive approval of an NDA from the FDA. We have not submitted an NDA for SCY-078. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The product development and regulatory review process typically takes years to complete, involves numerous uncertainties and the potential for concerns to emerge late in the development process, and approval is never guaranteed. Even if a product is approved, the FDA may limit the indications for which the product may be used, include extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of a product candidate, once obtained, may be withdrawn. If SCY-078 or any of our other wholly-owned or partnered product candidates do not receive regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, the filing of our NDA or the receipt of regulatory approval does not assure commercial success of any approved product.

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

•
inability to identify and maintain a sufficient number of eligible trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care;

•	inability to obtain institutional review board (or ethics review committee) approval to conduct a clinical trial at prospective sites;

•
difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as product candidates we seek to commercialize;

•	inability to retain patients in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy; and

•	inability to obtain sufficient funding to commence a clinical trial.
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
Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product application, or approval of a supplemental application to add a new indication or other changes and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval, or approval of supplemental applications for new indications or other changes. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If SCY-078 or any future product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of our planned Phase 2 and Phase 3 clinical trials of SCY-078 do not achieve, to the satisfaction of regulators, the primary efficacy endpoints and demonstrate an acceptable level of safety, the prospects for approval of SCY-078 would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.
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
We have limited experience in conducting clinical trials and have never submitted an NDA before, and we may be unable to do so for SCY-078 or any future product candidate we may seek to develop.*
Merck completed seven Phase 1 clinical trials of SCY-078, and we are planning to conduct Phase 1, Phase 2, and Phase 3 clinical trials of SCY-078. The conduct of successful Phase 2 and Phase 3 clinical trials is essential in obtaining regulatory approval, and the submission of a successful NDA is a complicated process. We have limited experience in preparing and submitting regulatory filings, have previously only sponsored one Phase 2 clinical trial, and have not previously sponsored any Phase 3 clinical trials nor have we ever submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that is acceptable to the FDA and leads to an NDA submission, acceptance and approval of SCY-078 or any future product candidate we may seek to develop. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we may seek to develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing SCY-078 or any future product candidate we may develop.
The environment in which our regulatory submissions may be reviewed changes over time, which may make it more difficult to obtain regulatory approval of any of our product candidates we may seek to develop or commercialize.
The environment in which regulatory submissions are reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any submission with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authority, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk evaluation and mitigation strategies that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from preclinical studies and clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense, a delay or failure in obtaining approval or approval for a more limited indication than originally sought.
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
A significant use of antifungal drugs is treatment due to the presence of symptoms before diagnosis of the invasive fungal infections, and if recently approved diagnostic tools, or additional tools currently under development, for the quick diagnosis of invasive fungal infections are broadly used in the marketplace, the number of treatments using antifungal drugs may decrease significantly, decreasing the potential market for SCY-078.*
We believe that a large portion of the treatments using antifungal drugs are administered when symptoms of invasive fungal infections are present but a diagnosis of the infection has not yet been made, due to the rapid and potentially fatal progression of invasive fungal infections. Diagnostic tools recently approved by the FDA, or currently under development, for the rapid diagnosis of invasive fungal infections may significantly diminish the need to treat in advance of diagnosis of invasive fungal infections, which will reduce the potential market for SCY-078 in the event that we are able to obtain FDA approval of SCY-078. Moreover, if a rapid and accurate test of the susceptibility of a fungal infection to generically available treatments is developed and widely adopted, the market for SCY-078 may suffer.
If one or more strains of fungal pathogens develop resistance to SCY-078, our business will be harmed.
One or more strains of fungal pathogens may develop resistance to SCY-078, either because our hypothesis of the mechanism of action is incorrect or because a strain of fungi undergoes some unforeseen genetic mutation that permits it to survive. Since we expect lack of resistance to be a major factor in the commercialization of SCY-078, the development of such resistance would have a major adverse impact on the acceptability and sales of SCY-078.
If we are unable to develop a formulation, or develop a suboptimal formulation, of SCY-078 that is delivered by intravenous, or IV, therapy SCY-078 may not achieve broad market acceptance and sales will be limited.*
Current treatment regimens for invasive fungal infections typically involve initial administration of treatments as an IV infusion, with a switch to an oral formulation of the same or a similar medication to complete the course of treatment on an out-patient basis. We believe that providing both the IV and oral formulations will be beneficial to doctors who prefer to start treatment of patients in a hospital setting with an IV therapy and then switch them to an oral formulation of the same medication. We currently have an oral form of SCY-078, and intend to develop an IV formulation. If we are unable to successfully develop and achieve regulatory approval for our IV formulation of SCY-078, or are delayed in developing and obtaining regulatory approval for our IV formulation of SCY-078, our lead product candidate may not achieve, or may be delayed in achieving, broad market acceptance and sales will be limited.
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
The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. There are many foreign and domestic pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as SCY-078 and any future product candidates we may seek to develop. We expect any products we develop to compete on the basis of, among other things, product efficacy, price, lack of significant adverse side effects and convenience and ease of treatment. For example, SCY-078 will compete against current leading antifungal drugs, including voriconazole from the azole class, caspofungin from the echinocandin class, and liposomal amphotericin B from the polyenes class, many of which are currently available in generic form, or expected to be available in generic form at the time SCY-078 might be approved.
Compared to us, many of our competitors in the antifungal market have, and potential competitors for any future product candidates we may seek to develop may have, substantially greater:

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
Even if regulatory approval is obtained for SCY-078 or any other future product candidates we may seek to develop, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Given the number of high profile adverse events with certain drug products, regulatory authorities may require, as a condition of approval, costly risk evaluation and mitigation strategies, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more intended indications. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us or our partners to conduct costly studies.
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
Risks Relating to Our Contract Research and Development Services
We are substantially dependent on our agreement with Merial for generation of our revenues, and that agreement expires on December 31, 2014.*
We have a research services contract with Merial Limited, or Merial, under which we perform research services for Merial, including the synthesis, purification, and characterization of individual or libraries of compounds, phenotypic screening of compounds, and further testing and optimizing of compounds to support the development of animal health products, which agreement expires on December 31, 2014. Revenues from this contract have accounted for 40% and 43% of our total revenues for the nine month period ending September 30, 2014, and the year ended December 31, 2013, respectively. If we are not able to extend or replace this contract upon expiration, or if this contract were to terminate prior to December 31, 2014, our ability to generate revenues prior to the commercialization of SCY-078 would be significantly impaired. Merial may also terminate the agreement prior to December 31, 2014 under specified circumstances, including in the event of breach by us of a material obligation if such breach is not remedied after written notice from Merial, or if Merial believes in good faith that we have acted in any way that may subject Merial to liability under anti-corruption laws. During the term and for a period of one year after termination of this agreement for any reason, we cannot provide services to another animal health company using the same intellectual property developed under this agreement, which could also significantly impair our ability to generate revenue from our contract research and development services should this contract terminate.
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
Risks Related to Employee Matters and Managing Growth
We may not be able to manage our business effectively if we are unable to attract and retain key personnel.*
We may not be able to attract or retain qualified management, finance, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the Research Triangle Park area in North Carolina, where we have our offices and research facilities. Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. However, the exercise price of a significant portion of the stock options currently held by our executive officers and key employees remains above the closing price of our common stock as listed on the NASDAQ Global Market on November 3, 2014 of $8.73 per share. This may reduce the retention value of these options and we may need to grant additional stock options, make further amendments to the terms of existing option awards, or provide alternative compensation and retention programs to continue to retain our employees, especially our key employees and executive officers. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
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
The market price of our common stock may be highly volatile.
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
Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters submitted to our stockholders for approval.*
As of November 3, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together own shares representing approximately 60% of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to influence matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate action. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
We have identified material weaknesses in our internal controls over financial reporting.*
Maintaining effective internal controls over financial reporting is necessary for us to produce accurate financial statements on a timely basis. We have previously identified material weaknesses in our internal control over financial reporting. We are currently in the process of remediating these material weaknesses by, among other things, designing and implementing new procedures and controls. For example, in the second quarter of 2014, we hired a director of SEC reporting, who is supporting management to design, implement, execute, and monitor new and improved accounting systems, policies, processes and internal controls over financial reporting. In the third quarter of 2014, we designed, and are in the process of implementing, certain additional control activities that are intended to mitigate risks of material misstatement in certain accounting and disclosure identification processes. Management continues to devote significant time, attention, and resources to remediating these material weaknesses and improving our internal controls. We expect to continue to incur costs associated with implementing appropriate processes and internal controls, which could include new employee compensation costs and fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.
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
To build the infrastructure to allow us to assess the effectiveness of our internal control over financial reporting, we hired our director of SEC reporting in the second quarter of 2014 to assist us in improving our accounting systems, disclosure policies, procedures and controls, which will be costly and time consuming. In the third quarter of 2014, we designed, and are in the process of implementing, certain additional control activities that are intended to mitigate risks of material misstatement in certain accounting and disclosure identification processes. If we are unsuccessful in building an appropriate accounting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures, or comply with existing or new reporting requirements.
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

All of the shares of common stock sold in our IPO have been and continue to be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. Substantially all of the remaining shares outstanding after our IPO were restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restricted transfers until October 29, 2014. Upon expiration of these restrictions effective October 29, 2014, these shares became freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of shares as a result of the expiration of the lock-up could have a material adverse effect on the trading price of our common stock.
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
None.
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
There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus effective May 2, 2014, filed with the SEC pursuant to Rule 424(b) of the Securities Act. Through September 30, 2014, $20.5 million of the net proceeds had been used for the purposes set forth in our prospectus, including $15.0 million to pay off the balance and all accrued interest on our credit facility with HSBC Bank on May 7, 2014, and $5.5 million for the development of our lead product candidate SCY-078 and to fund working capital, capital expenditures and other general corporate purposes.

Item 5.	Other Information

SCYNEXIS, Inc. currently intends to hold its 2015 Annual Meeting of Stockholders on June 4, 2015.

On September 11, 2014, our stockholders approved: (1) the SCYNEXIS, Inc. 2014 Equity Incentive Plan, as amended to increase the aggregate number of shares of common stock authorized for issuance under the plan by 351,653 shares; and (2) the SCYNEXIS, Inc. Stock Option Plan (the “Stock Option Plan”), as amended to effectuate certain amendments to options previously granted to our employees, officers, directors and consultants under our Stock Option Plan (a) to reduce the exercise price per share of each outstanding option to $9.64 per share, (b) to extend the term of each outstanding option until June 17, 2024, and (c) to provide that the holders of such options may exercise the vested portion of such options for the remaining term of the options in the event the holder terminates services with SCYNEXIS (other than for cause). As a result of these approvals, the SCYNEXIS, Inc. 2014 Equity Incentive Plan and Stock Option Plan were so amended and restated.

Item 6.	Exhibits
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Yves J. Ribeill
Yves J. Ribeill
Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2014

By:	/s/ Charles F. Osborne, Jr.
Charles F. Osborne, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 13, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

10.1
Form of Stock Option Agreement and Form of Stock Option Grant Notice under the SCYNEXIS, Inc. 2014 Equity Incentive Plan (Filed with the SEC as Exhibit 99.3 to our Registration Statement on Form S-8, filed with the SEC on May 16, 2014, SEC File No. 333-196007, and incorporated by reference here).

10.2
Non-Employee Director Compensation Policy (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2014, SEC File No. 001-36365, and incorporated by reference here).

10.3
SCYNEXIS, Inc. 2014 Equity Incentive Plan, as Amended (Filed with the SEC as Annex A to our Proxy Statement on Schedule 14A, filed with the SEC on August 1, 2014, SEC File No. 001-36365, and incorporated by reference here).

10.4
SCYNEXIS, Inc. Stock Option Plan, as Amended and Restated (Filed with the SEC as Annex B to our Proxy Statement on Schedule 14A, filed with the SEC on August 1, 2014, SEC File No. 001-36365, and incorporated by reference here).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document