Form 10-Q
period 2015-03-31
SCYNEXIS INC
filed 2015-05-15
CIK 1178253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2015, there were 13,903,832 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCYNEXIS, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$27,620	$32,243
Accounts receivable	681	1,118
Unbilled services	372	383
Prepaid expenses and other current assets	1,157	992
Total current assets	29,830	34,736
Property and equipment, net of accumulated depreciation	4,674	4,835
Other assets	96	101
Deferred offering costs	257	—
Total assets	$34,857	$39,672
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,372	$855
Accrued expenses	3,280	2,497
Deferred revenue, current portion	480	449
Total current liabilities	5,132	3,801
Deferred revenue, net of current portion	1,050	1,146
Deferred rent	1,237	1,294
Total liabilities	7,419	6,241
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of March 31, 2015, and December 31, 2014; 8,527,210 and 8,512,103 shares issued and outstanding as of March 31, 2015, and December 31, 2014, respectively	8	8
Additional paid-in capital	151,325	150,934
Accumulated deficit	(123,895)	(117,511)
Total stockholders’ equity	27,438	33,431
Total liabilities and stockholders’ equity	$34,857	$39,672
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended March 31,
	2015	2014
Revenue — related party	$987	$1,822
Revenue	2,310	2,883
Total revenue	3,297	4,705
Cost of revenue	3,231	3,960
Gross profit	66	745
Operating expenses:
Research and development	4,218	1,320
Selling, general and administrative	2,233	1,206
Total operating expenses	6,451	2,526
Loss from operations	(6,385)	(1,781)
Other (income) expense:
Amortization of deferred financing costs and debt discount	—	536
Interest (income) expense	(1)	44
Derivative fair value adjustment	—	(2,783)
Other expense	—	10
Total other (income) expense:	(1)	(2,193)
Net (loss) income	$(6,384)	$412
Deemed dividend for beneficial conversion feature on Series D-2 preferred stock	—	(909)
Deemed dividend for antidilution adjustments to convertible preferred stock	—	(214)
Accretion of convertible preferred stock	—	(510)
Net loss attributable to common stockholders - basic	(6,384)	(1,221)
Derivative fair value adjustment	—	(2,783)
Net loss attributable to common stockholders - diluted	$(6,384)	$(4,004)
Net loss per share attributable to common stockholders:
Basic	$(0.75)	$(3.65)
Diluted	$(0.75)	$(6.57)
Weighted average common shares outstanding:
Basic	8,516,467	334,086
Diluted	8,516,467	609,074
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(6,384)	$412
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	323	308
Stock-based compensation expense	296	110
Amortization of deferred financing costs and debt discount	—	536
Change in fair value of derivative liability	—	(2,783)
Changes in deferred rent	(57)	(15)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	448	(275)
Prepaid expenses, other assets, and deferred costs	(160)	186
Accounts payable and accrued expenses	1,052	635
Deferred revenue	(65)	1,047
Net cash (used in) provided by operating activities	(4,547)	161
Cash flows from investing activities:
Purchases of property and equipment	(171)	(74)
Net cash used in investing activities	(171)	(74)
Cash flows from financing activities:
Proceeds from sale of preferred stock	—	544
Payments of deferred offering costs and underwriting discounts and commissions	—	(1,388)
Proceeds from employee stock purchase plan issuance	95	—
Proceeds from exercise of stock options	—	5
Net cash provided by (used in) financing activities	95	(839)
Net decrease in cash and cash equivalents	(4,623)	(752)
Cash and cash equivalents, beginning of period	32,243	1,402
Cash and cash equivalents, end of period	$27,620	$650
Supplemental cash flow information:
Cash paid for interest	$—	$45
Noncash financing and investing activities:
Beneficial conversion feature on sale of Series D-2 preferred stock	$—	$909
Beneficial conversion feature for antidilution adjustment	$—	$214
Adjustment of preferred stock to redemption value	$—	$510
Issuance of warrants with preferred stock	$—	$544
Deferred offering costs included in accounts payable and accrued expenses	$257	$1,715
Equipment purchases in accounts payable and accrued expenses	$25	$204
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

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
Unaudited Interim Financial Information
The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 30, 2015.
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
Initial Public Offering
On May 7, 2014, the Company completed an initial public offering (“IPO”) of its common stock. The Company sold an aggregate of 6,200,000 shares of common stock at a public offering price of $10.00 per share. Net proceeds were $54,583, after deducting underwriting discounts and commissions of $3,290 and offering expenses of $4,127. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 1,691,884 shares of common stock and certain outstanding warrants were exercised for an additional 275,687 shares of common stock. In connection with the consummation of the IPO, the Company repaid outstanding debt with a principal balance of $15,000, plus all accrued interest, to the holder of such debt, which was outstanding pursuant to a credit agreement referred to herein as the 2013 Credit Agreement. The significant increase in the shares outstanding beginning in May 2014 has impacted the comparability of the Company's net earnings (loss) per share calculations between interim 2015 and 2014 periods.
April 2015 Follow-on Public Offering
On April 28, 2015, the Company completed a follow-on public offering (the "April 2015 offering") of its common stock. The Company sold an aggregate of 5,376,622 shares of common stock at a public offering price of $7.70 per share. Net proceeds were approximately $37,754, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $3,646. The Company incurred $257 of the total estimated offering expenses as of March 31, 2015, which have been capitalized as deferred offering costs in the accompanying balance sheets. The significant increase in the shares outstanding beginning in April 2015 is expected to impact the year-over-year comparability of the Company’s net (loss) earnings per share calculations for the next twelve months.

2.	Summary of Significant Accounting Policies
Deferred Offering Costs
Deferred offering costs are expenses directly related to the IPO or the April 2015 offering. These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the offerings. The IPO deferred offering costs were offset against the IPO proceeds in May 2014 and were reclassified to additional paid-in capital upon completion of the IPO. Deferred costs associated with the April 2015 offering will be offset against the proceeds from the April 2015 offering and will be reclassified to additional paid-in capital upon completion of the April 2015 offering.
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
The Company’s deferred revenue includes non-refundable upfront payments received under certain licensing and collaboration arrangements that contain substantive performance obligations that the Company is providing over respective defined service or estimated relationship periods. Such non-refundable upfront payments are recognized over these defined service or estimated relationship periods. The Company received non-refundable upfront payments of $313, $1,500 and $500 in August 2012, August 2013 and January 2014, respectively, which are recognized over periods of six months, 70 months and 48 months, respectively. The Company recognized revenue from these upfront payments of $96 and $93 for the three months ended March 31, 2015 and 2014, respectively.
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
The Company's August 2013 development, license, and supply agreement with R-Pharm, CJSC (“R-Pharm”), combined with the supplemental arrangement in November 2014, is a collaborative arrangement pursuant to Topic 808 and the Company’s previously described accounting policy. The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. The Company recorded receivables for unpaid reimbursement amounts due from R-Pharm of $420 and $226 as of March 31, 2015 and December 31, 2014, respectively, which are presented as other current assets in the accompanying balance sheets.
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
Reimbursements of certain research and development costs by parties under collaborative arrangements have been recorded as a reduction of research and development expense presented within the statement of operations. Such reimbursements were recognized under the collaboration arrangement with R-Pharm during the quarter ended March 31, 2015. Information about the Company’s research and development expenses and reimbursements due under collaboration arrangements for the three months ended March 31, 2015 and 2014, is presented as follows:

	Three Months Ended March 31,
	2015	2014
Research and development expense, gross	$4,412	$1,320
Less: Reimbursement of research and development expense	194	—
Research and development expense, net of reimbursements	$4,218	$1,320

Effect of Recent Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company adopted this guidance in the first quarter of 2015 and will apply, as applicable, to future dispositions or classifications as held for sale.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company for the year ending December 31, 2017. The FASB has proposed a delay in the effective date of the accounting standards update to fiscal years and interim periods within those years beginning on or after December 15, 2017, which is pending approval. The Company is currently evaluating the impact that the implementation of ASU 2014-09 will have on the Company’s financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is not early adopting ASU 2014-15. The Company is currently evaluating the impact that the implementation of ASU 2014-15 will have on the Company’s financial statements, and the actual impact will be dependent upon the Company’s liquidity and the nature or significance of future events or conditions that exist upon adopting the updated standard.

3.	Property and Equipment
Property and equipment consists of the following:

	March 31, 2015	December 31, 2014
Equipment	$8,698	$8,552
Furniture and fixtures	375	375
Leasehold improvements	13,209	13,193
Total property and equipment	22,282	22,120
Less accumulated depreciation	17,608	17,285
Property and equipment, net	$4,674	$4,835

Depreciation expense was $323 and $308 for the three months ended March 31, 2015 and 2014, respectively.

4.	Debt Obligations
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
Pursuant to an addendum dated April 29, 2014, upon completion of the IPO on May 7, 2014, the entire outstanding balance of the 2013 Credit Agreement, amounting to $15,000 plus accrued interest, was paid in full using the proceeds from the IPO. The payment on May 7, 2014, released the related party guarantor from all obligations, under and in relation to the 2013 Credit Agreement. The Company recorded a loss on the extinguishment of debt of $1,389 in the three month period ended June 30, 2014, as the remaining deferred financing costs associated with the 2013 Credit Agreement were written off. The Company had no outstanding debt as of March 31, 2015 and as of December 31, 2014.
Amortization of deferred financing costs associated with the 2010 Credit Agreement and 2013 Credit Agreement was $0 and $536 for the three months ended March 31, 2015 and 2014, respectively.
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
On December 11, 2013, the noteholders elected to convert the June 2013 Notes into shares of Series D-2 convertible preferred stock. Also on December 11, 2013, the noteholders elected to convert the 2011-2012 Notes into shares of Series D-1 and Series D-2 convertible preferred stock. There was no outstanding principal or accrued interest associated with the 2011-2012 Notes and June 2013 Notes as of December 31, 2014 or as of March 31, 2015.

5.	Commitments and Contingencies
Leases
The Company leases its facilities and certain office equipment under long-term non-cancelable operating leases. The Company’s lease for its primary North Carolina facility expires in 2019. The lease agreement includes a renewal option to extend the lease through March 31, 2024.
Rent expense was approximately $218 and $231 for the three months ended March 31, 2015 and 2014, respectively. Future minimum lease payments for all operating leases as of March 31, 2015 are as follows:

2015	$826
2016	1,122
2017	1,140
2018	1,161
2019	291
Thereafter	—
Total	$4,540
License Arrangement with Potential Future Expenditures
As of March 31, 2015, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to SCY-078 in the field of human health. SCY-078 is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19,000 upon occurrence of specific events, including initiation of a phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalties are mid- to high-single digits.
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
Other Arrangements
The Company entered into an agreement with a third party firm to assist the Company in exploring the divestiture of its contract research and development services business (Note 13). Pursuant to the terms of the agreement, in the event that the

Company is able to complete a divestiture of its contract research and development services business to a third-party, the Company is obligated to pay a success fee to the third party firm for the greater of $500 or 4% of the transaction consideration.
In May 2015, the Company's board of directors approved, and the Company communicated, the material terms of a compensatory plan (the "compensatory plan") for the non-executive employees of its contract research and development services business, or the service business. The compensatory plan is designed to promote the retention of services of such non-executive employees in connection with the potential sale of the service business. The Company's obligations under the compensatory plan are contingent upon the successful closing of the potential sale of the service business. The material terms of the compensatory plan are described in Note 14, Subsequent Events, below.

6.	Convertible Preferred Stock
The Company issued multiple series of convertible preferred stock between 2000 and January 2014. In March 2014, the Company amended its amended and restated certificate of incorporation to require the automatic conversion of all series of convertible preferred stock into common stock upon the completion of a public offering of common stock with gross proceeds of at least $20,000. In May 2014, upon completion of the IPO, all outstanding shares of convertible preferred stock were converted into an aggregate of 1,691,884 shares of common stock at their respective conversion prices.
Warrants Associated with Preferred Stock Issuances
In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Convertible Preferred Stock, which converted into the right to purchase 14,033 shares of our common stock in connection with our IPO, however, we refer to these warrants as our Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of $45.61 per share of common stock in connection with our IPO. These warrants remain outstanding as of March 31, 2015 and will expire on July 14, 2016. The fair value at the date of grant for these instruments was $459, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period. The Company recorded other income associated with the fair value adjustment for these warrants of $0 and $37 for three months ended March 31, 2015 and March 31, 2014, respectively.
On December 11, 2013, the Company entered into an agreement to sell 1,785,712 shares of Series D-2 Convertible Preferred Stock ("Series D-2 Preferred") at $1.40 per share for an aggregate price of $2,500 (the “Series D-2 Purchase Agreement”), less issuance costs of $95. The Series D-2 Purchase Agreement included warrants to purchase 87,532 shares of the Company’s common stock at $0.20 per share. The fair value of the warrants on the date of issuance was $4,214, which was recorded as a discount to the Series D-2 Preferred. The fair value of the warrants was $1,714 above the face amount of the Series D-2 Preferred and this excess was expensed to derivative fair value adjustment at issuance. As described in Note 7, the warrants were classified as a derivative liability and were stated at fair value at each reporting period end date prior to being exercised in May 2014 in conjunction with the Company’s IPO.
On January 31, 2014, the Company sold 388,641 shares of Series D-2 Preferred to related parties under the Series D-2 Purchase Agreement at $1.40 per share, for an aggregate price of $544. The sale also included warrants to purchase 19,048 shares of the Company’s common stock at $0.20 per share. The fair value of the warrants on the date of issuance was $906. The fair value of the warrants was $362 above the face amount of the Series D-2 Preferred and this excess was expensed to derivative fair value adjustment at issuance. As described in Note 7, the warrants were classified as a derivative liability and were stated at fair value at each reporting period end date prior to being exercised in May 2014 in conjunction with the Company’s IPO.

7.	Common Stock
Authorized, Issued, and Outstanding Common Shares
The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares at March 31, 2015, and December 31, 2014; 8,527,210 and 8,512,103 shares were issued and outstanding at March 31, 2015, and December 31, 2014, respectively. The following table summarizes common stock share activity for the three months ended March 31, 2015:

Shares of Common Stock
Balance, December 31, 2014	8,512,103
Common stock issued through employee stock purchase plan	15,107
Balance, March 31, 2015	8,527,210
Shares Reserved for Future Issuance
The Company had reserved shares of common stock for future issuance as follows:

	As of	As of
	March 31, 2015	December 31, 2014
Outstanding stock options	575,416	615,322
Outstanding Series C-1 Preferred warrants	14,033	14,033
For possible future issuance under 2014 Equity Incentive Plan (Note 8)	561,000	180,610
For possible future issuance under Employee Stock Purchase Plan (Note 8)	52,050	37,746
For possible future issuance under 2015 Inducement Plan (Note 8)	450,000	—
Total common shares reserved for future issuance	1,652,499	847,711
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
On December 11, 2013, holders of the June 2013 Notes exercised their rights under the June 2013 Note and Warrant Agreement to receive warrants to purchase shares of the Company’s common stock. As a result of this exercise, the Company issued warrants to purchase 88,987 shares of the Company’s common stock to the holders of the June 2013 Notes at an exercise price of $0.20 per share. These warrants were exercisable until June 28, 2018, and were exercised in connection with the IPO.
On December 11, 2013, in connection with the Series D-2 Convertible Preferred Stock offering, the Company issued warrants to purchase 87,532 shares of the Company’s common stock at an exercise price of $0.20 per share. These warrants were exercisable until December 11, 2018, and were exercised in connection with the IPO. In addition, as a result of the conversion of the principal and interest outstanding on the 2011-2012 Notes into Series D-1 Preferred and Series D-2 Preferred (Note 4), in accordance with the amended terms of the agreement, the number of common shares underlying the warrants issued in connection with the 2011-2012 Notes was increased by 54,120 to a total of 80,120.
In connection with the consummation of the IPO in May 2014, the outstanding common stock warrants were exercised at an exercise price of $0.20 per share and the holders received 275,687 shares of common stock.

All previously described warrants met the definition of a derivative financial instrument and were accounted for as derivatives. The warrants were stated at fair value at each reporting period end date prior to being exercised in May 2014 in conjunction with the Company’s IPO. The combined fair value of the common stock warrant derivative liabilities, including warrants issued with the sale of Series D-2 Preferred, was $12,200 as of December 31, 2013, and then decreased to $9,998 as of March 31, 2014. The combined fair value of the common stock warrant derivative liabilities continued to decrease in the second quarter of 2014 to $2,701 as of May 2, 2014, and this amount was settled to additional paid in capital on that date as the warrants were exercised in conjunction with the Company's IPO. The fair value adjustment of the long-term derivative liability was recorded as other income in the amounts of $0 and $3,108 for the three months ended March 31, 2015 and March 31, 2014, respectively.

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
Under the 2014 Plan, the aggregate number of shares of common stock that could be issued from and after the Effective Date (the “share reserve”) could not exceed the sum of (i) 257,352 new shares, (ii) the shares that represented the 2009 Stock Option Plan’s available reserve on the Effective Date, and (iii) any returning shares from the 2009 Stock Option Plan. Under the 2014 Plan, the share reserve will automatically increase on January 1st of each year, for a period of not more than 10 years, commencing on January 1, 2015, and ending on January 1, 2024, in an amount equal to 4.0% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year. The Board of Directors may act prior to January 1st of a given year to provide that there will be no increase in the share reserve or that the increase will be a lesser number of shares than would otherwise occur.
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
Pursuant to the terms of the 2014 Plan, on January 1, 2015, the Company automatically added 340,484 shares to the total number of shares of common stock available for future issuance under the 2014 Plan. In connection with the resignation of the Company's Chief Medical Officer, Dr. Carole Sable, effective as of February 20, 2015, the Company returned 57,452 shares to the total number shares of common stock available for future issuance under the 2014 Plan. The returned shares represent Dr. Sable's unvested shares as of the effective date of her resignation.
On February 25, 2015, the Company's Board of Directors approved an amendment of the 2014 Plan, subject to stockholder approval at the Company's 2015 annual meeting of stockholders to be held on June 4, 2015, to increase the aggregate number of shares of common stock that may be issued pursuant to awards under the 2014 Plan by an additional 510,726 shares. All other material terms of the 2014 Plan otherwise remain unchanged.
As of March 31, 2015, there were 561,000 shares of common stock available for future issuance under the 2014 Plan. See Note 14 for certain events occurring after March 31, 2015, that affected the number of shares of common stock available for future issuance under the 2014 Plan.

2015 Inducement Plan
On March 26, 2015, the Company's Board of Directors adopted the 2015 Inducement Plan, or the 2015 Plan. The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule 5635(c)(4). The 2015 Plan has a share reserve covering 450,000 shares of common stock. No awards had been granted under the 2015 Plan as of March 31, 2015.
2014 Employee Stock Purchase Plan
In February 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”), which was subsequently ratified by the Company’s stockholders and became effective on May 2, 2014. The purpose of the ESPP is to provide means by which eligible employees of the Company and of certain designated related corporations may be given an opportunity to purchase shares of the Company’s common stock, and to seek and retain services of new and existing employees and to provide incentives for such persons to exert maximum efforts for the success of the Company. Common stock that may be issued under the ESPP will not exceed 47,794 shares, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of ten years, commencing on January 1, 2015, and ending on January 1, 2024, in an amount equal to the lesser of (i) 0.8% of the total number of shares of outstanding common stock on December 31 of the preceding calendar year, and (ii) 29,411 shares of common stock. Similar to the 2014 Plan, the board of directors may act prior to January 1st of a given year to provide that there will be no increase in the share reserve or that the increase will be a lesser number of shares than would otherwise occur. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.
In the quarterly period ended March 31, 2015, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 15,107 shares of common stock under the ESPP. As of March 31, 2015, there were 52,050 shares of common stock available for future issuance under the ESPP.
Compensation Cost
The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, and the ESPP was $296 and $110 for the three months ended March 31, 2015 and 2014, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $0 for the three months ended March 31, 2015 and 2014. Cash received from options exercised was $0 and $5 for the three months ended March 31, 2015 and 2014.
Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations:

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$33	$13
Research and development	52	62
Selling, general and administrative	211	35
	$296	$110

9.	Income Taxes
The Company did not record a federal or state income tax benefit for the three months ended March 31, 2015 and 2014, due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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
The following table summarizes the computation of basic and diluted net loss per share attributable to the Company’s common stockholders:

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(6,384)	$412
Deemed dividend for beneficial conversion feature on Series D-2 Preferred	—	(909)
Deemed dividend for antidilution adjustments to convertible preferred stock	—	(214)
Accretion of convertible preferred stock	—	(510)
Net loss attributable to common stock - basic	$(6,384)	$(1,221)
Derivative fair value adjustment	—	(2,783)
Net loss attributable to common stock - diluted	$(6,384)	$(4,004)
Weighted-average common shares outstanding - basic	8,516,467	334,086
Incremental shares from assumed exercise of common stock warrants	—	274,988
Weighted-average of outstanding common stock - diluted	8,516,467	609,074
Net loss per share
Basic	$(0.75)	$(3.65)
Diluted	$(0.75)	$(6.57)

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding because their effect is anti-dilutive.

	Three Months Ended March 31,
	2015	2014
Convertible preferred stock:
Series A Preferred	—	6,149
Series B Preferred	—	131,685
Series C Preferred	—	783,515
Series C-2 Preferred	—	173,213
Series D-1 Preferred	—	296,773
Series D-2 Preferred	—	300,549
Series C-1 Preferred warrants	14,033	14,033
Stock options	575,416	184,240
ESPP	40,334	—

11.	Related-Party Transactions
The Company had transactions with related parties as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$987	$1,822
Sanofi owns 100% of a subsidiary that is a customer of the Company. Both Sanofi and the subsidiary have an investment in the Company. The Company’s related-party revenue with the subsidiary composed 30% and 39% of total revenue for the three months ended March 31, 2015 and 2014, respectively.

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
As of March 31, 2015, and December 31, 2014, there were no assets or liabilities measured at fair value on a recurring basis.
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

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Three months ended
March 31, 2014
Balance at beginning of period	$12,237
Issuance of warrants	544
Excess of fair value of warrants over proceeds	362
Adjustment to fair value	(3,145)
Balance at end of period	$9,998
The fair value of the common stock warrant derivative liabilities decreased from the March 31, 2014 balance presented in the table above during the second quarter of 2014, to $2,701 as of May 2, 2014. The May 2, 2014 balance was then settled to additional paid in capital on that date as the common stock warrants were exercised in conjunction with the IPO.

13.	Assessment of Strategic Alternatives
As part of the Company's strategic objective to focus its resources on the development of SCY-078, the Company's board of directors has directed the Company's management to explore the divestiture of the Company's contract research and development services business. The Company has engaged a third-party firm to assist in the evaluation of several divestiture options (a third-party sale, spin-off, management buy-out or shut-down process). The Company did not meet the relevant criteria for reporting the service business as held for sale as of March 31, 2015, pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment.
In May 2015, the Company's board of directors completed their evaluation of the various divestiture options and directed management to pursue a plan to sell the service business. The Company will continue to evaluate the criteria for reporting the service business as held for sale during 2015, as the Company progresses with respect to a potential sale.

14.	Subsequent Events
April 2015 Stock Option Grants
On April 1, 2015, the Company granted options to purchase 425,967 shares of common stock to officers and other key employees, including an award to Dr. Marco Taglietti, the Company's new Chief Executive Officer, to purchase 330,000 shares of the Company's common stock. All options granted on April 1, 2015, shall have a 10-year term. For Dr. Taglietti's grant, one-fourth of the shares subject to the option shall vest on the one-year anniversary of the date of grant with the remainder vesting in equal monthly installments for thirty-six months thereafter, provided Dr. Taglietti continues to provide service to the Company. For all other April 1, 2015 officer and key employee grants, the shares subject to the options shall vest in equal monthly installments for forty-eight months as measured from the date of grant.
April 2015 Follow-on Public Offering
On April 28, 2015, the Company completed a follow-on public offering of its common stock. The Company sold an aggregate of 5,376,622 shares of common stock at a public offering price of $7.70 per share. Net proceeds were approximately $37,754, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $3,646.
Compensatory Plan with Service Business Employees
In connection with the Company's planned sale of its service business (Note 13), the Company designed a compensatory plan to promote the retention of services of non-executive employees supporting the service business. The Company's board of directors adopted, and the Company communicated, the material terms of the plan in May 2015 to all non-executive employees of the service business. The Company's obligations under the compensatory plan are contingent upon the successful closing of the potential sale of the service business. The compensatory plan terms provide for certain cash compensation payments, as well as modifications to the terms of currently outstanding stock options held by such non-executive employees, as more completely described below.
Certain non-executive service business employees will receive a cash incentive payment upon the closing of the potential sale transaction. All non-executive employees of the service business will be eligible to receive a cash retention compensation payment from the Company on the earlier of (i) the six month anniversary of the closing of the potential sale transaction, provided that they remain employed by the successor of the service business as of such date, or (ii) the date of termination of such employee by the successor of the service business without good cause. Maximum cash compensation payments could total approximately $1,300 under the compensatory plan, if all service business employees remain eligible pursuant to the plan's terms.
In addition, the stock options held by each non-executive employee of the service business will be modified immediately prior to the closing of the potential sale transaction to provide: (i) accelerated vesting of all unvested stock options as of the closing of the potential sale transaction and (ii) an extension to the existing 90-day post-employment option exercise period, which varies for each employee based upon years of service, with a maximum exercise period of 48 months. As of May 1, 2015, the non-executive employees of the service business held outstanding options to purchase 55,964 shares of the Company's common stock at a weighted average exercise price of $9.62, including unvested options to purchase 33,274 shares at a weighted average exercise price of $9.62.
Further, in the event a non-executive employee of the service business is not offered a comparable position by the potential purchaser, the Company intends to provide severance payments to such employees, which are not currently estimable.
Compensatory Arrangement with Executive Officer
On May 12, 2015, Charles F. Osborne, Jr., notified the Company that he will be resigning from the Company, including in his capacity as Chief Financial Officer, effective June 30, 2015. The Company's compensation committee of the board of directors approved a compensatory arrangement for Mr. Osborne that provides for certain payments and benefits, including (i) a cash payment of approximately $138,000 upon the effective date of his resignation; (ii) cash severance payments totaling approximately $179,000, which is equal to seven months of Mr. Osborne's current base salary, paid over seven months commencing with the first payroll period following the resignation date; (iii) payment of the COBRA premiums for continued medical, dental, and vision group health coverage for a period up to seven months after the resignation date; and (iv) the vesting and exercisability of all outstanding options to purchase the Company's common stock held by Mr. Osborne will be accelerated in full on the effective date of resignation and the post-employment option exercise period will be extended from 90-days to 36 months. As of June 30, 2015, Mr. Osborne will hold outstanding options to purchase an aggregate of 74,490 shares of the Company's common stock at a weighted average exercise price of $9.53, including unvested options to purchase 50,814 shares at a weighted average exercise price of $9.49.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three months ended March 31, 2015, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.
Overview
We are a pharmaceutical company committed to the discovery, development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. We are developing our lead product candidate, SCY-078, as a novel oral and intravenous (IV) drug for the treatment of serious and life-threatening invasive fungal infections in humans. SCY-078 has been shown to be effective in vitro and in vivo in animal models against a broad range of Candida and Aspergillus fungal species, including drug resistant strains. These important pathogens account for approximately 85% of invasive fungal infections in the United States and Europe. SCY-078 was shown to be sufficiently safe and well-tolerated in multiple Phase 1 studies to support progression to Phase 2 studies. We have opened multiple trial sites, are actively screening patients, and in March 2015, enrolled the first patient in a Phase 2 study with the oral formulation of SCY-078 for the treatment of invasive Candida infection, a common and often fatal invasive fungal infection. We anticipate beginning Phase 1 studies of an IV formulation of SCY-078 in the second half of 2015. In addition to pursuing the development of SCY-078, we have additional compounds similar to SCY-078 and related expertise that we may use to expand our antifungal portfolio. We also currently provide contract research and development services primarily in the field of animal health, which generate substantially all of our revenue. Our previous drug discovery initiatives produced clinical and preclinical programs based on the use of cyclophilin inhibitors to treat viral diseases, which we have licensed to partners for continued development and commercialization.
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

Recent Developments
April 2015 Follow-On Public Offering
On April 28, 2015, we completed a follow-on public offering (the "April 2015 offering") of our common stock. We sold an aggregate of 5,376,622 shares of common stock at a public offering price of $7.70 per share. Net proceeds were approximately $37.8 million, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $3.6 million.
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
We are also currently developing an IV formulation of SCY-078. IND enabling studies for the IV formulation of SCY-078 are currently underway. We plan to file an IND for the IV formulation and begin first in man studies in the second half of 2015.
The FDA granted fast track designation to the oral formulation of SCY-078 in December 2014. This fast track designation, coupled with our prior receipt of QIDP designation, allows for a potentially accelerated path to approval and underscores the FDA's understanding of the critical need for new and varied treatments for life-threatening invasive fungal infections. We expect to apply for QIDP designation for the IV formulation of SCY-078 in the first half of 2016 and we expect to apply for fast track designation in the second half of 2016.
Disposition of Our Contract Research and Development Services Business
As part of our strategic objective to focus our resources on the development of SCY-078, our board of directors has directed our management to explore the divestiture of our contract research and development services business (the "service business"). A third party firm has been engaged and has actively assisted us in evaluating several divestiture options (a third-party sale, spin-off, management buy-out transaction, or shut-down process). In May 2015, our board of directors completed their evaluation of the various divestiture options and directed management to pursue a plan to sell the service business.
In May 2015, our board of directors approved a compensatory plan designed to promote the retention of services of non-executive employees of our service business in connection with the potential sale and the transition of the service business (the "compensatory plan"). The company's obligations under the compensatory plan are contingent upon the successful closing of the potential sale of the service business. The compensatory plan terms provide for certain cash compensation payments, as well as favorable modifications to the terms of currently outstanding stock options.
Certain non-executive service business employees will receive a cash incentive payment upon the closing of the potential sale transaction and all non-executive service business employees will be eligible to receive a cash retention compensation payment from us on the earlier of (i) the six month anniversary of the closing of the potential sale transaction, provided that they remain employed by the successor of the service business as of such date, or (ii) the date of termination of such employee by the successor of the service business without good cause. Maximum cash compensation payments could total approximately $1.3 million under the compensatory plan, if all service business employees remain eligible pursuant to the plan's terms.
In addition, the stock options held by each non-executive employee of the service business will be modified immediately prior to the closing of the potential sale transaction to provide: (i) accelerated vesting of all unvested stock options as of the closing of the potential sale transaction and (ii) an extension to the existing 90-day post-employment option exercise period, which varies for each employee based upon years of service, with a maximum exercise period of 48 months. As of May 1, 2015, the non-executive employees of the service business held outstanding options to purchase 55,964 shares of our common stock at a weighted average exercise price of $9.62, including unvested options to purchase 33,274 shares at a weighted average exercise price of $9.62.
Further, in the event a non-executive employee of the service business is not offered a comparable position by the potential purchaser, we intend to provide severance payments to such employees that are not currently estimable.
Finally, in the event that we are able to successfully complete a divestiture transaction with a third-party, we are obligated to pay a success fee to a third-party firm equal to the greater of $0.5 million or 4% of the transaction consideration.

See our assessment of the service business divestiture's expected impact on our cash and cash equivalents and operating results below.
Departure of Chief Financial Officer
On May 12, 2015, Charles F. Osborne, Jr., notified us that he will be resigning from the company, including in his capacity as Chief Financial Officer, effective June 30, 2015. The compensation committee of our board of directors approved a compensatory arrangement for Mr. Osborne that provides for certain payments and benefits, including (i) a cash payment of approximately $138,000 upon the effective date of his resignation; (ii) cash severance payments totaling approximately $179,000, which is equal to seven months of Mr. Osborne's current base salary, paid over seven months commencing with the first payroll period following the resignation date; payment of the COBRA premiums for continued medical, dental, and vision group health coverage for a period up to seven months after resignation of employment; and (iv) the vesting and exercisability of all outstanding options to purchase our common stock held by Mr. Osborne will be accelerated in full on the effective date of resignation and the post-employment option exercise period will be extended from 90-days to 36 months. As of June 30, 2015, Mr. Osborne will hold outstanding options to purchase an aggregate of 74,490 shares of our common stock at a weighted average exercise price of $9.53, including unvested options to purchase 50,814 shares at a weighted average exercise price of $9.49.
After considering the proposed terms being negotiated with the potential purchaser of the service business, the estimated costs of the divestiture, including the potential cash payments due under the compensatory plan described above, and the costs associated with Mr. Osborne's previously described compensation arrangement, management believes that the combined effect of these events will not have a significant effect on our cash forecast. However, we may incur additional, unexpected costs in connection with the divestiture transaction that we cannot reasonably estimate at this time, including any severance costs, that could adversely affect our current cash forecast. Further, we expect that if we do successfully close the potential sale of the service business, or otherwise divest the service business, it will result in a significant decrease in our reported revenues and cost of revenues in 2015 and result in a significant increase in our reported net loss in 2015.
Merial Research Services Agreement
Merial, a wholly owned subsidiary of Sanofi, is one of the largest animal health businesses in the world and has been a significant partner in animal health since 2003. During 2014, we provided contract research and development services for Merial on a fee-for-service basis under an agreement that expired on December 31, 2014. We signed a new agreement with Merial effective December 2014 under which we are providing contract research and screening services in the field of animal health that primarily target parasites. The term of this agreement is two years, beginning January 1, 2015 and ending on December 31, 2016, and the total service fee due from Merial over the term of the agreement is $7.9 million, payable in equal quarterly installments. The agreement also provides for an option to extend the term for one additional year. We recognized revenue under this agreement of $987,000 in the quarterly period ended March 31, 2015. This represents a decrease of $835,000, or approximately 46%, when compared to $1,822,000 in revenue recognized under the previous Merial agreement in the quarterly period ended March 31, 2014.
Equity Compensation Plan Activity
Our board of directors recently took certain actions that affected the number of outstanding stock options and options available for grant under the 2014 Equity Incentive Plan, or the 2014 Plan, as follows:

•	Pursuant to the terms of the 2014 Plan, on January 1, 2015, we automatically added 340,484 shares to the total number shares of common stock available for future issuance under the 2014 Plan.

•
On April 1, 2015, we granted options to purchase 425,967 shares of common stock to officers and other key employees, including an award to Dr. Marco Taglietti, our new Chief Executive Officer, to purchase 330,000 shares of our common stock. All options granted on April 1, 2015, have a ten-year term. For Dr. Taglietti's grant, one-fourth of the shares subject to the option vest on the one-year anniversary of the date of grant with the remainder vesting in equal monthly installments for thirty-six months thereafter, provided Dr. Taglietti continues to provide service to us. For all other April 1, 2015 officer and key employee grants, the shares subject to the options vest in equal monthly installments for forty-eight months as measured from the date of grant.

•
On February 25, 2015, our board of directors approved an amendment of the 2014 Plan, subject to stockholder approval at our 2015 annual meeting of stockholders, to increase the aggregate number of shares of common stock that may be issued pursuant to awards under the 2014 Plan by an additional 510,726 shares. All other material terms of the 2014 Plan otherwise remain unchanged.

•
We returned 57,452 shares to the total number of shares of common stock available for future issuance under the 2014 Plan in connection with the resignation of our former Chief Medical Officer, Dr. Carole Sable, in February 2015. The returned shares represented Dr. Sable's unvested shares as of the effective date of her resignation.

On March 26, 2015, our board of directors adopted the 2015 Inducement Plan, or the 2015 Plan. The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule 5635(c)(4). The 2015 Plan has a share reserve covering 450,000 shares of common stock.
Collaborations and Licensing Agreements
We have signed a number of licensing and collaboration agreements with partners in human and animal health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed from Merck its rights to SCY-078 in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events and will pay tiered royalties based on worldwide sales of SCY-078 when and if it is approved (in 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) Merial Limited, a wholly owned subsidiary of Sanofi, under which we provide contract research and screening services in the field of animal health on a fee for service basis; (3) R-Pharm, CJSC, a leading supplier of hospital drugs in Russia, granting them exclusive rights in the field of human health to develop and commercialize SCY-078 in Russia and several smaller non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us; (4) Dechra Ltd., or Dechra, a UK listed international veterinary pharmaceutical business, granting Dechra rights to SCY-641 in the field of animal health, including dog dry eye, under which we are entitled to receive potential milestones and royalties; and (5) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635, and two additional compounds at Waterstone's option, for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties.
Components of Operating Results
Revenue
To date, we have derived substantially all of our revenue from the provision of our contract research and development services. In addition, we have received upfront and milestone payments in connection with our collaboration and licensing agreements. The developments described in the "Recent Developments" section above pertaining to our contract research and development services business are expected to result in a significant decrease in our reported revenues in 2015. Further, we expect that any revenue we generate will fluctuate from quarter to quarter as a result of the variability in the amount of our contract research and development services provided, the achievement of collaboration milestones, and the consummation of new licensing arrangements. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of product candidates in a timely manner or obtain their regulatory approval, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
Our revenue recognition policy is described within Note 2 to our unaudited interim financial statements in Item 1 of this quarterly report.
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

•	costs related to executing preclinical and clinical trials, including related drug formulation, manufacturing and other development;

•	salaries and personnel-related costs, including benefits and any stock-based compensation for personnel in research and development functions;

•	fees paid to consultants and other third parties who support our product candidate development and intellectual property protection;

•	other costs in seeking regulatory approval of our products; and

•	allocated overhead.
The table below summarizes the total costs incurred for each of our key research and development projects during the periods presented:

	For the Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
SCY-078	$3,695	$840
Cyclophilin Inhibitor Platform	92	480
Animal Health Services	431	—
Total research and development	$4,218	$1,320
Our SCY-078 project was the only significant research and development project during the periods presented. We plan to increase our research and development expense for the foreseeable future as we continue our effort to develop SCY-078 and to potentially develop our other product candidates, subject to the availability of additional funding. In addition to the SCY-078 project, an animal health research and development project is being conducted by our contract research and development services business to advance and secure intellectual property protection for certain existing proprietary technology in the field of animal health. We expect to incur similar levels of research and development expenses under this project during the second quarter of 2015, but do not expect the project to continue beyond that period. We do not expect to incur any substantial research and development expenses related to our cyclophilin inhibitor platform in the near future.
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
Other (Income) Expense
Substantially all of our other (income) expense recognized in the quarterly period ended March 31, 2014, consists of costs associated with:

•	a related party guarantee of our outstanding credit facility, and

•	fair value adjustments to our derivative liability for warrants issued in conjunction with the related party convertible debt.

Interest paid on our outstanding bank debt composed substantially all of the remaining other (income) expense in the quarterly period ended March 31, 2014. A nominal amount of interest income has been earned on our cash and cash equivalents in the quarterly period ended March 31, 2015.
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
Upon completion of our IPO on May 7, 2014, the entire outstanding balance of the 2013 Credit Agreement, amounting to $15.0 million plus accrued interest, was paid in full using the proceeds from the IPO. We recorded a loss on the extinguishment of debt of $1.4 million in the three month period ended June 30, 2014, as the remaining deferred financing costs associated with the 2013 Credit Agreement were written off. We had no outstanding debt as of March 31, 2015.
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

Results of Operations for the Three Months Ended March 31, 2015 and 2014
The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended
	March 31, 2015		March 31, 2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Total revenue	$3,297	100.0%	$4,705	100.0%	$(1,408)	(29.9)%
Cost of revenue	3,231	98.0%	3,960	84.2%	(729)	(18.4)%
Gross profit	66	2.0%	745	15.8%	(679)	(91.1)%
Operating expenses:
Research and development	4,218	127.9%	1,320	28.1%	2,898	219.5%
Selling, general and administrative	2,233	67.7%	1,206	25.6%	1,027	85.2%
Total operating expenses	6,451	195.7%	2,526	53.7%	3,925	155.4%
Loss from operations	(6,385)	(193.7)%	(1,781)	(37.9)%	(4,604)	258.5%
Other (income) expense:
Amortization of deferred financing costs and debt discount	—	—	536	11.4%	(536)	(100.0)%
Interest (income) expense	(1)	—	44	0.9%	(45)	(102.3)%
Derivative fair value adjustment	—	—	(2,783)	—	2,783	(100.0)%
Other expense	—	—	10	—	(10)	(100.0)%
Total other (income) expense	(1)	—%	(2,193)	(46.6)%	2,192	(100.0)%
Net (loss) income	$(6,384)	(193.6)%	$412	8.8%	$(6,796)	(1,649.5)%
*    Not applicable or meaningful
Revenue. For the three months ended March 31, 2015, revenue decreased to $3.3 million from $4.7 million for three months ended March 31, 2014. The decrease of $1.4 million, or 29.9%, was the result of a $0.8 million decrease in animal health services revenue, a $0.3 million decrease in integrated pharmaceutical services (IPS) revenues, a decrease of $0.1 million in discovery and drug metabolism and pharmacokinetics (DMPK) services revenue, and a $0.2 million decrease in materials revenue. The decrease in animal health services revenue was primarily related to a reduction in the scope of services provided under our research services agreement with Merial beginning in January 2015, which resulted in a $0.8 million decrease in revenue. Our IPS revenues decreased because we provided certain discrete services that generated revenues of $0.3 million in the three months ended March 31, 2014, which did not recur in 2015. We did not provide similar services in 2015 because we utilized certain IPS personnel to support our development of SCY-078 in 2015, rather than utilizing such personnel to provide services to third-party customers. We expect to continue to utilize certain IPS personnel in support of SCY-078 development during the second quarter of 2015, and as a result, we expect a similar decrease in IPS revenues when compared to the second quarter of 2014. Our discovery and DMPK services revenue decrease occurred because we made the strategic decision to stop actively pursuing business development efforts related to discovery and DMPK services. Our materials revenue decrease was due to a reduced demand for and utilization of materials necessary to support our third-party service projects in 2015.
Cost of Revenue. For the three months ended March 31, 2015, cost of revenue decreased to $3.2 million from $4.0 million for the three months ended March 31, 2014. The decrease of $0.8 million, or 18.4%, was primarily the result of a $0.4 million decrease due to scientific personnel devoting more time to SCY-078 development in 2015, and a $0.4 million decrease due to scientific personnel devoting time to an animal health research and development project in the quarterly period ended

March 31, 2015. When scientific personnel devote time to a research and development project, the associated salaries and personnel-related costs for this effort are included in research and development expense in 2015, rather than cost of revenue. Cost of revenue as a percentage of total revenue increased over the periods presented because fixed costs were maintained at comparable levels, despite the reduction in revenues that occurred in the three months ended March 31, 2015.
Research and Development. For the three months ended March 31, 2015, research and development expenses increased to $4.2 million from $1.3 million for the three months ended March 31, 2014. The increase of $2.9 million, or 219.5%, was primarily the result of a $2.3 million increase in third-party service expenses related to the SCY-078 Phase 2 clinical trial and the preclinical development of intravenous SCY-078, and a $0.8 million increase in employee compensation expense. These increases were partially offset by a $0.2 million decrease in other administrative support costs. The increase in employee compensation expense was due to an increase of $0.4 million related to scientific services personnel devoting more time and effort to SCY-078 development in 2015 and $0.4 million related to scientific services personnel devoting time to an animal health research and development project in the quarterly period ended March 31, 2015. When scientific personnel devote time to a research and development project, the associated salaries and personnel-related costs for this effort are included in research and development expense, rather than cost of revenue.
Selling, General & Administrative. For the three months ended March 31, 2015, selling, general and administrative expenses increased to $2.2 million from $1.2 million for the three months ended March 31, 2014. The increase of $1.0 million, or 85.2%, was primarily the result of a $0.8 million increase in professional services expenses directly associated with our continuing operations as a regulated, publicly traded company, including a $0.2 million increase in director and officer insurance policy premium expenses, and a $0.2 million increase in employee compensation expense. The increase in employee compensation expense was primarily due to stock compensation expense associated with option grants occurring after the first quarter of 2014.
Amortization of Deferred Financing Costs and Debt Discount. For the three months ended March 31, 2015, amortization of deferred financing costs decreased to zero compared to $0.5 million in the three months ended March 31, 2014. The $0.5 million of amortization recognized in the three months ended March 31, 2014, was associated with the 2013 Credit Agreement deferred financing costs. There was no amortization in the three months ended March 31, 2015, because the 2013 Credit Agreement was repaid in full in May 2014.
Derivative Fair Value Adjustment. For the three months ended March 31, 2015, derivative fair value adjustment was zero compared to $2.8 million in the three months ended March 31, 2014. The derivative fair value adjustment was a gain in the three months ended March 31, 2014 and was due to the decrease in the estimated fair value of our common stock, from $47.74 per share as of December 31, 2013, to $36.77 per share as of March 31, 2014. The warrants to purchase common stock accounted for as derivatives were exercised in May 2014 in conjunction with the IPO, and therefore the remaining derivative liability was reclassified to additional paid in capital and no gain or loss was incurred during the three months ended March 31, 2015.
Liquidity and Capital Resources
Sources of Liquidity
Through March 31, 2015, we have funded our operations through revenue from the provision of contract research and development services and from debt and equity issuances. As of March 31, 2015, we had cash and cash equivalents of approximately $27.6 million, compared to $32.2 million as of December 31, 2014. The decrease in our cash and cash equivalents was primarily due to our continued development costs associated with our lead product candidate, SCY-078. We have incurred net losses since our inception, including the three months ended March 31, 2015. As of March 31, 2015, our accumulated deficit was $123.9 million.
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
On April 28, 2015, we completed a follow-on public offering of our common stock. We sold an aggregate of 5,376,622 shares of common stock at a public offering price of $7.70 per share. Net proceeds were approximately $37.8 million, after deducting underwriting discounts and commissions and estimated offering expenses totaling $3.6 million.

Cash Flows
The following table sets forth the significant sources and uses of cash for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(unaudited; dollars in thousands)
Net cash (used in) provided by operating activities	$(4,547)	$161
Net cash used in investing activities	(171)	(74)
Net cash provided by (used in) financing activities	95	(839)
Net decrease in cash and cash equivalents	$(4,623)	$(752)
Operating Activities
Net cash used in operating activities of $4.5 million for the three months ended March 31, 2015, primarily consisted of the $6.4 million net loss, which was offset by a favorable change in operating assets and liabilities of $1.3 million, and adjusted for non-cash charges that included depreciation of $0.3 million and stock-based compensation expense of $0.3 million. Net cash provided by operating activities of $0.2 million for the three months ended March 31, 2014, primarily consisted of net income of $0.4 million, adjusted by a favorable change in operating assets and liabilities of $1.6 million, favorable non-cash charge for depreciation of $0.3 million, stock-based compensation expense of $0.1 million, and the amortization of deferred financing costs of $0.5 million. These favorable adjustments were partially offset by an adjustment for the non-cash gain on the change in fair value of derivative liabilities of $2.8 million in the period, which was described in the "Components of Operating Results" section above.
The $4.7 million increase in net cash used in operating activities for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to increases in costs associated with SCY-078 development efforts and public reporting company operations. We expect that the increases in these costs will continue to increase as we continue to operate as a public reporting company and focus our efforts on the development of SCY-078.
Investing Activities
Net cash used in investing activities of $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, consisted of purchases of property and equipment of $0.2 million and $0.1 million in those periods, respectively.
Financing Activities
Net cash provided by financing activities of $0.1 million for the three months ended March 31, 2015, consisted of proceeds from the issuance of shares of our common stock to employees under the terms of our employee stock purchase plan. Net cash used in financing activities of $0.8 million for the three months ended March 31, 2014, primarily consisted of $1.4 million of payments for deferred offering costs, which was partially offset by $0.5 million in proceeds raised from the issuance of series D-2 Preferred Shares.
Future Funding Requirements
To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize SCY-078. We do not expect our contract research and development services to support our funding needs associated with the development of SCY-078, and we are seeking to divest ourselves of this business. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. Although we successfully raised net proceeds of approximately $37.8 million in a follow-on public offering in April 2015, we anticipate that we will need substantial additional funding in connection with our continuing future operations.
Based upon our current operating plan, we believe that our existing cash and cash equivalents, which include the net proceeds from our recently completed April 2015 offering, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2017. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
Our future capital requirements will depend on many factors, including:

•	the progress, costs, and the clinical development of SCY-078;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the ability of product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs associated with providing contract research and development services until such time as we divest such services;

•
the costs associated with the planned divestiture of our contract research and development services business, including the compensatory plan costs described in the "Recent Developments" section above that are contingent upon the closing of a potential sale transaction;

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
Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other third-party funding, cash generated from the provision of contract research and development services until such time that we divest such services, marketing and distribution arrangements, or other collaborations, strategic alliances or licensing arrangements. In addition, we may determine to sell certain of our assets to generate capital, as we did in May 2012, when we sold the rights to internally developed research software to a third party for $4.5 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities like we did in April 2015, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.
Contractual Obligations, Commitments and Contingencies
There have been no material changes in our contractual obligations, commitments or contingencies since December 31, 2014, except as follows:
In May 2015, our board of directors approved, and we communicated, the material terms of our compensatory plan for the non-executive employees of our contract research and development services business. The compensatory plan is designed to promote the retention of services of such non-executive employees in connection with such a potential sale. Our obligations under the compensatory plan are contingent upon the successful closing of a potential sale of the services business. The material terms of the compensatory plan are described in the "Recent Developments" section above.

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
Our critical accounting policies have not changed from those described in our Annual Report on Form 10-K filed with the SEC on March 30, 2015.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Not applicable.

Item 4.	Controls and Procedures
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
As of March 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q. These risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us, or that we currently see as immaterial, may also harm our business. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K as filed with the SEC on March 30, 2015, except for those risk factors below designated by an asterisk (*).
Risks Relating to Our Financial Condition and Need for Additional Capital
We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*
We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including a net loss of approximately $4.2 million for the year ended December 31, 2014. We had a net loss of $6.4 million for the three months ended March 31, 2015, and expect to incur a net loss for the year ended December 31, 2015. As of March 31, 2015, we had an accumulated deficit of approximately $123.9 million. Although we have generated revenues through our contract research and development services, these revenues have not been sufficient to support our business, and so in addition we have financed our operations through the sale of convertible preferred stock, convertible debt, and common stock. We intend to devote a majority of our financial resources to the development of SCY-078, our lead product candidate. We have not generated any revenue from product sales. Although we had cash and cash equivalents of $27.6 million as of March 31, 2015, and successfully completed a public offering of our common stock in April 2015, raising approximately $37.8 million in net proceeds, there can be no assurances that we will be able to continue our operations on a long-term basis. We have suffered substantial losses from operations and may require additional financing.
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

•	our ability to commercialize product candidates, both in the United States and overseas, if we are able to obtain regulatory approval to do so;

•	the costs associated with obtaining and maintaining regulatory approval and ongoing company compliance and product compliance for SCY-078;

•	the success of our providing contract research and development services until such time that we divest such services;

•	market acceptance of SCY-078 and any future product candidates we may seek to develop;

•	changes in regulations and regulatory policies;

•	competition from existing products or new products that may emerge;

•	the ability of patients or healthcare providers to obtain coverage of, or sufficient reimbursement for, any products we are able to develop;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	costs related to, and outcomes of, potential litigation;

•	potential product liability claims; and

•	potential liabilities associated with hazardous materials.
Due to the various factors mentioned above, and others, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.
We may continue to require substantial additional capital, and if we are unable to raise capital when needed we would be forced to delay, reduce or eliminate our development program for SCY-078.*
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate, the timing of the submission of the NDA could be delayed, and any potential product approval could be delayed. We believe that our existing cash and cash equivalents as of March 31, 2015, combined with the net proceeds from our April 2015 public offering of our common stock, will be sufficient to meet our anticipated operating requirements into the first half of 2017; provided, however, that changing circumstances may cause us to consume capital more rapidly than we currently anticipate. We may need to raise additional funds from the issuance of equity and/or debt securities or otherwise obtain funding through strategic alliances or collaborations with third parties. In any event, we will require additional capital to complete development of, to seek regulatory approval for and, if approval is obtained, to commercialize SCY-078 and any future product candidates we may seek to develop. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.
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
Delays in our Phase 2 study’s patient enrollment process, including delays associated with the implementation of protocol amendments currently being prepared, could have an adverse effect on the costs and timing of our SCY-078 development efforts.*
We are currently preparing amendments to the enrollment criteria in our Phase 2 study protocol that we believe will enhance and expedite recruitment. We believe that these changes to enrollment criteria will improve the Phase 2 study’s overall progress without affecting the interpretability of the study. If these amendments are not successful in expediting enrollment, we may continue to experience enrollment delays that could increase our costs, limit our ability to achieve full enrollment, adversely affect the data we expect to receive from the study, or cause us to terminate the study before it is completed.
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

Risks Relating to Our Contract Research and Development Services
We have entered into negotiations with a third party for the potential sale of our contract research and development services business, and if such a divestment occurs we may incur substantial transaction costs and the divestment will cause a significant change in our business and financial performance in the future.*
As part of our strategic objective to focus our resources on the development of SCY-078, we have entered into negotiations with a third party for the potential sale of our contract research and development services business. We have historically devoted a majority of our resources and efforts to providing research and development services to other companies and derived substantially all of our revenue from providing these services and we have only recently shifted our focus to developing our own drug candidate, SCY-078. In connection with such a divestiture, we may incur fees due to a third-party firm engaged to assist us with the divestiture and other costs in connection with such a transaction that we cannot reasonably estimate at this time, including but not limited to employee compensation and severance costs, exit and disposal costs, and other transaction costs. In addition, we expect any divestiture of our contract research and development services business to result in a material decrease in our reported revenues and cost of revenues in 2015 and to result in a material increase in our net loss in 2015, and it is also possible we may not receive sufficient consideration in connection with such a transaction to cover the cost of the divestment.
We are substantially dependent on our research and development agreement with Merial for generation of our revenues.*
We have a research services contract with Merial Limited, or Merial, under which we perform research and screening services for Merial. During 2014, we provided contract research and development services for Merial on a fee-for-service basis under an agreement that expired on December 31, 2014. Revenues from this contract have accounted for 30% and 38% of our total revenues for the three month period ending March 31, 2015, and the year ended December 31, 2014, respectively. We signed a new agreement with Merial effective December 2014 whereby we are continuing to provide contract research and screening services on a fee-for-service basis. The term of this new agreement is two years, beginning January 1, 2015, and ending on December 31, 2016, and the total service fee due from Merial over the term of the agreement is $7.9 million, payable in equal quarterly installments. We recognized revenue of approximately $987,000 in the quarterly period ended March 31, 2015. If this contract were to terminate prior to December 31, 2016, or this agreement is assigned to any third party in connection with the divestiture of our contract research and development services business, our ability to generate revenues prior to the commercialization of SCY-078 would be significantly impaired. Merial may also terminate the agreement prior to December 31, 2016, under specified circumstances, including in the event of breach by us of a material obligation if such breach is not remedied after written notice from Merial, or if Merial believes in good faith that we have acted in any way that may subject Merial to liability under anti-corruption laws.
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
We currently provide contract research and development services in the field of animal health which is a source of significant revenues to us. For example, we have an agreement with Merial, pursuant to which we provide contract research and screening services that primarily target parasites, which includes primary and secondary screening of compounds in Merial’s libraries, the development of new and proprietary screens in therapeutic indications of interest to Merial, and the support and coordination of chemical syntheses services being performed by Merial’s other service providers. If we are not able to continue to perform under these services agreements or we successfully divest our contract research and development services, we will lose the ability to generate significant revenues.
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
Composition of matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents generally provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of our drug candidates will be considered patentable by the U.S. Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries. Method of use patents protect the use of a product for the method recited in the claims. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to or induce the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation, interference, or derivation proceedings may fail, resulting in harm to our business, and, even if successful, may result in substantial costs and distract our management and other employees.

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

If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy. Recently, Yves Ribeill, who served as our President and Chief Executive Officer since 1999, agreed to step down from the position of Chief Executive Officer on April 1, 2015, and Marco Taglietti, M.D. became our Chief Executive Officer. Our Chief Medical Officer also recently resigned in February 2015 and David Angulo, M.D. will serve as our new Chief Medical Officer, effective June 1, 2015. Finally, Charles F. Osborne, Jr., our current Chief Financial Officer, recently notified us that he will be resigning from the company effective June 30, 2015, and a search for a new chief financial officer has commenced. If we are unable to replace or retain our executive officers and key employees our ability to implement our business strategy successfully could be seriously harmed.
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
Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters submitted to our stockholders for approval.*
As of May 1, 2015, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together own shares representing approximately 52% of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to influence matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate action. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
We may identify material weaknesses in our internal controls over financial reporting.*
Maintaining effective internal controls over financial reporting is necessary for us to produce accurate financial statements on a timely basis. We have previously identified material weaknesses in our internal control over financial reporting and, although all such material weaknesses were remediated as of December 31, 2014, we may again identify material weaknesses in the future. Management continues to devote significant time, attention, and resources to maintaining and improving our internal controls. We expect to continue to incur costs associated with implementing appropriate processes and internal controls, which could include new employee compensation costs and fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.
The requirements associated with being a public company will require significant company resources and management attention.*
We completed our IPO in May 2014 and have become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC and the NASDAQ Stock Market may also impose various additional requirements on public companies. As a result, we will incur additional legal, accounting and other expenses that we did not incur as a nonpublic company, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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
To build the infrastructure to allow us to assess the effectiveness of our internal control over financial reporting, we took certain measures during 2014 that including the hiring of key personnel, the design and implementation of certain additional control activities, and the evaluation of those new control activities, as well as existing control activities, to determine whether our system of internal controls was operating effectively to mitigate risks of material misstatement in our financial reporting. We believe our previously identified material weaknesses were remediated as of December 31, 2014, and we have maintained effectiveness of our internal controls throughout the interim period ending March 31, 2015. If we are unsuccessful in maintaining an appropriate accounting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures, or comply with existing or new reporting requirements.
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
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On May 2, 2014, our registration statement on Form S-1 (File No. 333-194192) was declared effective for our initial public offering of 6,200,000 shares of our common stock at a price of $10.00 per share for aggregate gross proceeds of $62.0 million to us. As a result of our IPO, which closed on May 7, 2014, we received net proceeds of approximately $54.6 million after deducting underwriting discounts and commissions of $3.3 million and offering expenses payable by us of $4.1 million. RBC Capital Markets, LLC, and Canaccord Genuity Inc. acted as managing underwriters in the IPO.
There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus effective May 2, 2014, filed with the SEC pursuant to Rule 424(b) of the Securities Act. Through March 31, 2015, $27.0 million of the net proceeds had been used for the purposes set forth in our prospectus, including $15.0 million to pay off the balance and all accrued interest on our credit facility with HSBC Bank on May 7, 2014, and $12.0 million for the development of our lead product candidate SCY-078 and to fund working capital, capital expenditures and other general corporate purposes.

Item 5.	Other Information
Departure of Chief Financial Officer
On May 12, 2015, Charles F. Osborne, Jr., notified us that he will be resigning from the company, including in his capacity as Chief Financial Officer, effective June 30, 2015.
Compensatory Arrangement with Chief Financial Officer
On May 12, 2015, the compensation committee of our board of directors approved a compensatory arrangement for Mr. Osborne that provides for the following payments and benefits:

•	a cash payment of approximately $138,000 upon the effective date of his resignation;

•
cash severance payments totaling approximately $179,000, which is equal to seven months of Mr. Osborne's current base salary, to be paid over seven months commencing with the first payroll period following the resignation date;

•
payment of the same percentage of the COBRA premiums for continued medical, dental, and vision group health coverage as we paid prior to Mr. Osborne's resignation, until the earlier of (a) seven months after resignation of employment, (b) such time as Mr. Osborne becomes enrolled in the group health insurance plan of another employer or (c) Mr. Osborne becomes entitled to Medicare after the COBRA election; and

•
the vesting and exercisability of all outstanding options to purchase our common stock held by Mr. Osborne will be accelerated in full on the effective date of resignation and the post-employment option exercise period will be extended from 90-days to 36 months. As of June 30, 2015, Mr. Osborne will hold outstanding options to purchase an aggregate of 74,490 shares of the Company's common stock at a weighted average exercise price of $9.53, including unvested options to purchase 50,814 shares at a weighted average exercise price of $9.49.

Item 6.	Exhibits
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2015

By:	/s/ Charles F. Osborne, Jr.
Charles F. Osborne, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 15, 2015

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

10.1
SCYNEXIS, Inc. 2015 Inducement Plan and Form of Stock Option Grant Notice and Stock Option Agreement (Filed with the SEC as Exhibit 10.34 to our Registration Statement on Form S-1, filed with the SEC on April 9, 2015, SEC File No. 333-203314).

10.2
Employment Agreement, dated February 5, 2015, between SCYNEXIS, Inc. and Dr. Marco Taglietti (Filed with the SEC as Exhibit 10.27 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2015, SEC File No. 001-36365)).

10.3	Compensation arrangement with non-employee directors (Filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 3, 2015, SEC File No. 001-36365)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document