Form 10-Q
period 2015-06-30
SCYNEXIS INC
filed 2015-08-19
CIK 1178253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 001-36365

SCYNEXIS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2181648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Hudson Street Suite 3610 Jersey City, New Jersey	07302-6548
(Address of principal executive offices)	(Zip Code)
(919) 544-8636
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2015, there were 13,903,832 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCYNEXIS, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$57,057	$32,243
Prepaid expenses and other current assets	1,502	703
Assets held for sale, net (Note 14)	6,086	6,701
Total current assets	64,645	39,647
Other assets	33	25
Total assets	$64,678	$39,672
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$477	$426
Accrued expenses	2,835	2,245
Accrued severance and retention costs, current portion (Note 13)	1,408	—
Deferred revenue, current portion	232	257
Liabilities related to assets held for sale (Note 14)	2,099	2,420
Total current liabilities	7,051	5,348
Deferred revenue, net of current portion	764	893
Accrued severance and retention costs, net of current portion (Note 13)	91	—
Total liabilities	7,906	6,241
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of June 30, 2015, and December 31, 2014; 13,903,832 and 8,512,103 shares issued and outstanding as of June 30, 2015, and December 31, 2014, respectively	14	8
Additional paid-in capital	190,150	150,934
Accumulated deficit	(133,392)	(117,511)
Total stockholders’ equity	56,772	33,431
Total liabilities and stockholders’ equity	$64,678	$39,672
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total revenue and gross profit	$64	$65	$129	$130
Operating expenses:
Research and development	3,282	1,823	7,069	3,143
Selling, general and administrative	3,275	2,255	5,485	3,461
Total operating expenses	6,557	4,078	12,554	6,604
Loss from operations	(6,493)	(4,013)	(12,425)	(6,474)
Other (income) expense:
Amortization of deferred financing costs and debt discount	—	219	—	755
Loss on extinguishment of debt	—	1,389	—	1,389
Interest (income) expense	(1)	5	(2)	49
Derivative fair value adjustment	—	(7,297)	—	(10,080)
Other expense	—	—	—	10
Total other (income) expense	(1)	(5,684)	(2)	(7,877)
(Loss) income from continuing operations	(6,492)	1,671	(12,423)	1,403
Discontinued operations (Note 14):
(Loss) income from discontinued operations, including $1,350 impairment charge on classification as held for sale for the three and six months ended June 30, 2015	(3,005)	562	(3,458)	1,242
Net (loss) income	(9,497)	2,233	(15,881)	2,645
Deemed dividends, accretion, and allocation of net income to convertible preferred stockholders (Note 10)	—	(262)	—	(1,936)
Net (loss) income attributable to common stockholders - basic	(9,497)	1,971	(15,881)	709
Derivative fair value adjustment	—	(7,297)	—	(10,080)
Net loss attributable to common stockholders - diluted	$(9,497)	$(5,326)	$(15,881)	$(9,371)
(Loss) income per share attributable to common stockholders - basic
Continuing operations	$(0.53)	$0.27	$(1.20)	$(0.19)
Discontinued operations	(0.25)	0.11	(0.33)	0.45
Net (loss) income per share - basic	$(0.78)	$0.38	$(1.53)	$0.26
(Loss) income per share attributable to common stockholders - diluted
Continuing operations	$(0.53)	$(1.08)	$(1.20)	$(3.49)
Discontinued operations	(0.25)	0.10	(0.33)	0.41
Net loss per share - diluted	$(0.78)	$(0.98)	$(1.53)	$(3.08)
Weighted average common shares outstanding:
Basic	12,249,487	5,181,174	10,393,289	2,771,020
Diluted	12,249,487	5,454,371	10,393,289	3,044,729
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(15,881)	$2,645
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on classification of assets as held for sale	1,350	—
Gain on insurance recovery	—	(165)
Loss on extinguishment of debt	—	1,389
Recovery of bad debt	—	(75)
Depreciation	447	615
Stock-based compensation expense	1,115	382
Amortization of deferred financing costs and debt discount	—	755
Change in fair value of derivative liability	—	(10,080)
Changes in deferred rent	(122)	(56)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(214)	(394)
Prepaid expenses, other assets, and deferred costs	(1,262)	(351)
Accounts payable and accrued expenses	467	557
Accrued severance and retention cost obligations	1,499	389
Deferred revenue	(218)	321
Net cash used in operating activities	(12,819)	(4,068)
Cash flows from investing activities:
Proceeds from insurance recovery	—	216
Purchases of property and equipment	(527)	(323)
Net cash used in investing activities	(527)	(107)
Cash flows from financing activities:
Proceeds from public offerings	41,400	62,000
Proceeds from sale of preferred stock	—	544
Repayment of debt	—	(15,000)
Payments of deferred offering costs and underwriting discounts and commissions	(3,335)	(6,410)
Proceeds from employee stock purchase plan issuance	95	—
Proceeds from exercise of stock warrants	—	55
Proceeds from exercise of stock options	—	9
Net cash provided by financing activities	38,160	41,198
Net increase in cash and cash equivalents	24,814	37,023
Cash and cash equivalents, beginning of period	32,243	1,402
Cash and cash equivalents, end of period	$57,057	$38,425
Supplemental cash flow information:
Cash paid for interest	$—	$49
Noncash financing and investing activities:
Beneficial conversion feature on sale of Series D-2 preferred stock	$—	$909
Beneficial conversion feature for antidilution adjustment	$—	$214
Adjustment of preferred stock to redemption value	$—	$510
Deferred offering costs included in accounts payable and accrued expenses	$53	$465
Equipment purchases in accounts payable and accrued expenses	$20	$6
Impairment of fixed asset	$—	$51
Deferred offering costs reclassified to additional paid-in capital	$3,388	$4,127
Warrant derivative liability reclassified to additional paid-in capital	$—	$2,701
Conversion of convertible preferred stock to common stock	$—	$88,790
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

1.	Description of Business and Basis of Preparation
Organization
SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a pharmaceutical company, headquartered in Durham, North Carolina, committed to the discovery, development and commercialization of novel anti-infectives to address significant unmet therapeutic needs.
Historically, and through the interim period ended June 30, 2015, the Company also offered its services in drug discovery and development, primarily in the form of integrated research teams consisting of medicinal, computational, analytical, and process scientists working on a collaborative basis with its customers on research projects. These services were provided by the Company's contract research and development services business (the "Services Business") asset group. On July 21, 2015, the Company completed the sale of the Services Business asset group pursuant to an Asset Purchase Agreement (the "Agreement"), with an effective date of July 17, 2015, with Accuratus Lab Services, Inc. ("Accuratus"), a private-equity backed process chemistry, formulation, manufacturing and analytical development services provider. The material terms of the Services Business sale transaction are described in Note 15.
Unaudited Interim Financial Information
The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results for the full year or the results for any future periods. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 30, 2015.
Discontinued Operations
As described in Note 14, the Company met the relevant criteria for reporting the Services Business as held for sale and in discontinued operations in the accompanying unaudited interim financial statements as of and for the three and six month periods ended June 30, 2015, and 2014, pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include: the accounts receivable allowances; the other receivable allowances; the valuation of the related-party deemed contribution; the fair value of the Company’s common stock used to measure stock-based compensation for options granted to employees and nonemployees and to determine the fair value of common stock warrants; the Services Business asset group's fair value less costs to sell, which was used to assess the Services Business asset group for impairment; the fair value of convertible preferred stock; the fair value of the Company’s derivative liability; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimated useful lives of property and equipment.
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
Initial Public Offering
On May 7, 2014, the Company completed an initial public offering (“IPO”) of its common stock. The Company sold an aggregate of 6,200,000 shares of common stock at a public offering price of $10.00 per share. Net proceeds were $54,583, after deducting underwriting discounts and commissions of $3,290 and offering expenses of $4,127. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 1,691,884 shares of common stock and certain outstanding warrants were exercised for an additional 275,687 shares of common stock. In connection with the consummation of the IPO, the Company repaid outstanding debt with a principal balance of $15,000, plus all accrued interest, to the holder of such debt, which was outstanding pursuant to a credit agreement referred to herein as the 2013 Credit Agreement. The significant increase in the shares outstanding beginning in May 2014 has impacted the comparability of the Company's net income (loss) per share calculations between interim 2015 and 2014 periods.
April 2015 Follow-on Public Offering
On April 28, 2015, the Company completed a follow-on public offering (the "April 2015 Offering") of its common stock. The Company sold an aggregate of 5,376,622 shares of common stock at a public offering price of $7.70 per share. Net proceeds were approximately $38,012, after deducting underwriting discounts and commissions and offering expenses of approximately $3,388. The significant increase in the shares outstanding beginning in April 2015 is expected to impact the year-over-year comparability of the Company’s net (loss) income per share calculations for the next twelve months.

2.	Summary of Significant Accounting Policies
Assets Held for Sale
The Company generally considers assets to be held for sale (i) when the transaction has been approved by the board of directors or management vested with authority to approve the transaction, (ii) the assets are available for immediate sale in their present condition, (iii) the Company has initiated an active program to locate a buyer and other actions required to complete the plan to sell the assets, (iv) consummation of the transaction is probable, (v) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair value, and (vi) the transaction is expected to qualify for recognition as a completed sale, within one year. Following the classification of property and equipment as held for sale, the Company discontinues depreciating the asset and writes down the asset to the lower of carrying value or fair market value, if needed. As described in Note 14, on May 4, 2015, actions taken by the Company's board of directors caused the Company to meet the relevant criteria for reporting the Services Business as held for sale.
Concentration of Credit Risk
Financial instruments, which potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with a bank, which exceeds the FDIC insurance limits, as well as accounts receivable and unbilled services. Ongoing credit evaluations of the bank and customers' financial condition and independent ratings are reviewed by the Company. Collateralization of deposits has not been required.
Deferred Offering Costs
Deferred offering costs are expenses directly related to the IPO or the April 2015 Offering. These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the offerings. The IPO deferred offering costs were offset against the IPO proceeds in May 2014 and were reclassified to additional paid-in capital upon completion of the IPO. Deferred costs associated with the April 2015 Offering were offset against the proceeds from the April 2015 Offering and were reclassified to additional paid-in capital upon completion of the April 2015 Offering.
Revenue Recognition and Deferred Revenue
The Company historically derived the majority of its revenue from providing contract research and development services under fee for service arrangements, which were provided by the Company's Services Business that was sold in July 2015 (see

Notes 1 and 15). The Company also has entered into collaboration arrangements in exchange for non-refundable upfront payments and consideration as services are performed. These arrangements include multiple elements, such as the sale of licenses and the provision of services. Under these arrangements, the Company also is entitled to receive development milestone payments and royalties in the form of a designated percentage of product sales. The Company classifies non-refundable upfront payments, milestone payments and royalties received under collaboration and licensing agreements as revenues within its statements of operations because the Company views such activities as being central to its business operations.
Revenue is recognized when all of the following conditions are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) fees are fixed or determinable, and (iv) collection of fees is reasonably assured. The Company’s contract research and development services revenue was recognized in the period in which the services were performed.
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
The Company’s deferred revenue includes non-refundable upfront payments received under certain licensing and collaboration arrangements that contain substantive performance obligations that the Company is providing over respective defined service or estimated relationship periods. Such non-refundable upfront payments are recognized over these defined service or estimated relationship periods. The Company received a non-refundable upfront payment of $1,500 from R-Pharm in August 2013 which is being recognized over a period of 70 months. The Company recognized revenue in continuing operations from this upfront payment of $64 and $129 for the three and six months ended June 30, 2015, respectively, and $65 and $130 for the three and six months ended June 30, 2014, respectively. The Company received a non-refundable upfront payment of $500 in January 2014 under a research services agreement supported by the Company's Services Business, which was being recognized over a period of 48 months. The Company recognized revenue in discontinued operations from this upfront payment of $31 and $63 for the three and six months ended June 30, 2015, respectively, and $31 and $59 for the three and six months ended June 30, 2014, respectively.
Collaboration Arrangements
The Company assesses its contractual arrangements, and presents costs incurred and payments received under contractual arrangements, in accordance with FASB ASC 808, Collaborative Arrangements (Topic 808), when the Company determines that the contractual arrangement includes a joint operating activity, has active participation by both parties, and both parties are subject to significant risks and rewards under the arrangement. When reimbursement payments are due to the Company under a collaborative arrangement within the scope of Topic 808, the Company determines the appropriate classification for each specific reimbursement payment in the statements of operations by considering (i) the nature of the arrangement, (ii) the nature of the Company’s business operations, and (iii) the contractual terms of the arrangement.
The Company's August 2013 development, license, and supply agreement with R-Pharm, CJSC (“R-Pharm”), combined with the supplemental arrangement in November 2014, is a collaborative arrangement pursuant to Topic 808 and the Company’s previously described accounting policy. The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. The Company recorded receivables for unpaid reimbursement amounts due from R-Pharm of $777 and $226 as of June 30, 2015 and December 31, 2014, respectively, which are presented as other current assets in the accompanying balance sheets.
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
Reimbursements of certain research and development costs by parties under collaborative arrangements have been recorded as a reduction of research and development expense presented within the statement of operations. Such reimbursements were recognized under the collaboration arrangement with R-Pharm during the three and six months ended June 30, 2015. Information about the Company’s research and development expenses and reimbursements due under collaboration arrangements for the three and six months ended June 30, 2015 and 2014, is presented as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Research and development expense, gross	$3,820	$1,823	7,801	3,143
Less: Reimbursement of research and development expense	538	—	732	—
Research and development expense, net of reimbursements	$3,282	$1,823	7,069	3,143

Effect of Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company adopted this guidance in the first quarter of 2015 and has applied it in the accompanying interim financial statements for presentation and disclosure of the Services Business as discontinued operations (see Note 14). The Company will also apply, as applicable, the guidance to future dispositions or classifications as held for sale.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company for the year ending December 31, 2017. The FASB delayed in the effective date of the accounting standards update to fiscal years and interim periods within those years beginning on or after December 15, 2017, which is pending approval. The Company is currently evaluating the impact that the implementation of ASU 2014-09 will have on the Company’s financial statements.
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
In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, or ASU 2015-01. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-01 will have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. Under ASU 2015-03, the costs of issuing debt will no longer be recorded as an intangible asset, except when incurred before receipt of the funding from the associated debt liability. Rather, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. The Company does not expect that the adoption of ASU 2015-03 will have a material any impact on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, or ASU 2015-05. ASU 2015-05 provides guidance to entities about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, entities should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, entities should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10, to determine the asset acquired in a software licensing arrangement. For public companies, ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company does not expect that the adoption of ASU 2015-05 will have a material impact on its consolidated financial statements.

3.	Property and Equipment
Property and equipment consists of the following:

	June 30, 2015	December 31, 2014
Equipment	$9,046	$8,552
Furniture and fixtures	375	375
Leasehold improvements	13,212	13,193
Total property and equipment	22,633	22,120
Less accumulated depreciation	17,732	17,285
Property and equipment, net of accumulated depreciation	4,901	4,835
Less impairment charge on classification of property and equipment as assets held for sale	1,350	—
Property and equipment, net of accumulated depreciation and impairment charge	3,551	4,835
Property and equipment reclassified to assets held for sale, net	(3,551)	(4,835)
Property and equipment, net of assets classified as held for sale	$—	$—
Depreciation expense was $124 and $447 for the three and six months ended June 30, 2015, respectively, and $307 and $615 for the three and six months ended June 30, 2014, respectively. As discussed in Note 14, the Company met the relevant criteria for reporting the Service Business as held for sale on May 4, 2015, and as a result, the Company stopped recording depreciation expense on that date and assessed the property and equipment assets for impairment pursuant to FASB Topic 360, Property, Plant, and Equipment.

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
Pursuant to an addendum dated April 29, 2014, upon completion of the IPO on May 7, 2014, the entire outstanding balance of the 2013 Credit Agreement, amounting to $15,000 plus accrued interest, was paid in full using the proceeds from the IPO. The payment on May 7, 2014, released the related party guarantor from all obligations, under and in relation to the 2013 Credit Agreement. The Company recorded a loss on the extinguishment of debt of $1,389 in the three month period ended June 30, 2014, as the remaining deferred financing costs associated with the 2013 Credit Agreement were written off. The Company had no outstanding debt as of June 30, 2015 and as of December 31, 2014.
Amortization of deferred financing costs associated with the 2010 Credit Agreement and 2013 Credit Agreement was $0 for both the three and six months ended June 30, 2015, and $219 and $755 for the three and six months ended June 30, 2014, respectively.
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
On December 11, 2013, the noteholders elected to convert the June 2013 Notes into shares of Series D-2 convertible preferred stock. Also on December 11, 2013, the noteholders elected to convert the 2011-2012 Notes into shares of Series D-1 and Series D-2 convertible preferred stock. There was no outstanding principal or accrued interest associated with the 2011-2012 Notes and June 2013 Notes as of June 30, 2015 and as of December 31, 2014.

5.	Commitments and Contingencies
Leases
During the period covered by this quarterly report on Form 10-Q, the Company leased its facilities and certain office equipment under long-term non-cancelable operating leases.
Rent expense was approximately $219 and $437 for the three and six months ended June 30, 2015, respectively, and $236 and $467 for the three and six months ended June 30, 2014, respectively. Future minimum lease payments for all operating leases as of June 30, 2015 are as follows:

2015	$550
2016	1,122
2017	1,140
2018	1,161
2019	291
Thereafter	—
Total	$4,264
As a condition to the execution of the Asset Purchase Agreement (the "Agreement"), Accuratus is assuming the Company’s post-closing obligation under its facility lease in Durham, North Carolina and the Company is being released from any post-closing liability under the facility operating lease (see Note 14), including the future minimum lease payments included within the table immediately above. The Company and its retained employees will continue to operate from the Durham facility immediately after the closing for a period of up to six months pursuant to a facility license agreement between the Company and Accuratus dated July 17, 2015. At the same time, the Company is in the process of relocating its corporate headquarters and operating activities to Jersey City, New Jersey, where in July 2015 it subleased a premises located at 101 Hudson Street, Jersey City, New Jersey. The material terms of the Jersey City, New Jersey sublease are described in Note 15.
License Arrangement with Potential Future Expenditures
As of June 30, 2015, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to SCY-078 in the field of human health. SCY-078 is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19,000 upon occurrence of specific events, including initiation of a phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalties are mid- to high-single digits.
In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first phase 2 clinical trial of a product containing the SCY-078 compound (the "Deferred Milestone"). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the SCY-078 compound. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.
The Company has two additional licensing agreements for other compounds that could require it to make payments of up to $2,300 upon achievement of certain milestones by the Company.
Clinical Development Arrangement
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies, and other services related to its development activities. The Company's most significant agreement, entered into in June 2014, is with a third-party clinical research organization to conduct a Phase 2 clinical trial for SCY-078. The scope of the services under the agreement can be modified at any time, and the agreement can be terminated by either party 30 days after receipt of written notice.
Other Arrangements
The Company entered into an agreement with a third party firm to assist the Company in exploring the divestiture of its Services Business (see Note 14). Pursuant to the terms of the agreement, in the event that the Company was able to complete a divestiture of its contract research and development services business to a third-party, the Company was obligated to pay a success fee to the third party firm for the greater of $500 or 4% of the transaction consideration. As described in Note 15, the Company completed the sale of the Company’s Services Business pursuant to an Asset Purchase Agreement, dated July 17, 2015. The Company paid and expensed an initial retainer of $50 prior to the closing of the Service Business sale transaction. In July 2015, the Company paid the $450 remaining success fee to the third-party firm in connection with the closing of the sale transaction.
Compensatory Arrangements with Employees and Officers
The Company has entered into certain compensatory arrangements and commitments with employees and officers, the material terms of which are described in Note 13 and Note 15.

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
Warrants Associated with Preferred Stock Issuances
In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Convertible Preferred Stock, which converted into the right to purchase 14,033 shares of our common stock in connection with our IPO, however, we refer to these warrants as our Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued in conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of $45.61 per share of common stock in connection with our IPO. These warrants remain outstanding as of June 30, 2015 and will expire on May 7, 2019, which is the five year anniversary of the Company's IPO. The fair value at the date of grant for these instruments was $459, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period. The Company recorded other income associated with the fair value adjustment for these warrants of $0 for both the three and six months ended June 30, 2015, and $0 and $37 for the three and six months ended June 30, 2014, respectively.
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
Authorized, Issued, and Outstanding Common Shares
The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of June 30, 2015, and December 31, 2014; 13,903,832 and 8,512,103 shares were issued and outstanding at June 30, 2015, and December 31, 2014, respectively. The following table summarizes common stock share activity for the six months ended June 30, 2015:

Shares of Common Stock
Balance, December 31, 2014	8,512,103
Common stock issued through April 2015 Offering	5,376,622
Common stock issued through employee stock purchase plan	15,107
Balance, June 30, 2015	13,903,832
Shares Reserved for Future Issuance
The Company had reserved shares of common stock for future issuance as follows:

	As of	As of
	June 30, 2015	December 31, 2014
Outstanding stock options	1,153,369	615,322
Outstanding Series C-1 Preferred warrants	14,033	14,033
For possible future issuance under 2014 Equity Incentive Plan (Note 8)	618,773	180,610
For possible future issuance under Employee Stock Purchase Plan (Note 8)	52,050	37,746
For possible future issuance under 2015 Inducement Plan (Note 8)	325,000	—
Total common shares reserved for future issuance	2,163,225	847,711
Common Stock Warrants
The Company had outstanding common stock warrants issued in connection with the Note and Warrant Purchase Agreements (see Note 4) and in connection with certain convertible preferred stock agreements (see Note 6).
The December 2011 Note and Warrant Purchase Agreement included warrants to purchase 26,000 shares of the Company’s common stock at $0.20 per share. The warrants could be exercised for shares of common stock, in accordance with their terms. The number of shares of common stock that could be purchased by exercising the warrants would vary based on the event that occurred and would be calculated in accordance with the December 2011 Note and Warrant Purchase Agreements (see Note 4).
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
On December 11, 2013, in connection with the Series D-2 Convertible Preferred Stock offering, the Company issued warrants to purchase 87,532 shares of the Company’s common stock at an exercise price of $0.20 per share. These warrants were exercisable until December 11, 2018, and were exercised in connection with the IPO. In addition, as a result of the conversion of the principal and interest outstanding on the 2011-2012 Notes into Series D-1 Preferred and Series D-2 Preferred (see Note 4), in accordance with the amended terms of the agreement, the number of common shares underlying the warrants issued in connection with the 2011-2012 Notes was increased by 54,120 to a total of 80,120.
In connection with the consummation of the IPO in May 2014, the outstanding common stock warrants were exercised at an exercise price of $0.20 per share and the holders received 275,687 shares of common stock.
All previously described warrants met the definition of a derivative financial instrument and were accounted for as derivatives. The warrants were stated at fair value at each reporting period end date prior to being exercised in May 2014 in conjunction with the Company’s IPO. The combined fair value of the common stock warrant derivative liabilities, including warrants issued with the sale of Series D-2 Preferred, was $12,200 as of December 31, 2013, and then decreased to $9,998 as of March 31, 2014. The combined fair value of the common stock warrant derivative liabilities continued to decrease in the second quarter of 2014 to $2,701 as of May 2, 2014, and this amount was settled to additional paid in capital on that date as the warrants were exercised in conjunction with the Company's IPO. The fair value adjustment of the long-term derivative liability was recorded as other income in the amounts of $0 for both the three and six months ended June 30, 2015, respectively, and $7,297 and $10,405 for the three and six months ended June 30, 2014, respectively.

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
On February 25, 2015, the Company's board of directors approved an amendment of the 2014 Plan, subject to stockholder approval, to increase the aggregate number of shares of common stock that may be issued pursuant to awards under the 2014 Plan by an additional 510,726 shares. The Company's stockholders approved the 2014 Plan amendment on June 4, 2015. All other material terms of the 2014 Plan otherwise remain unchanged.

April 2015 Stock Option Grants
On April 1, 2015, the Company granted options to purchase 425,967 shares of common stock to officers and other key employees, including an award to Dr. Marco Taglietti, the Company's new Chief Executive Officer, to purchase 330,000 shares of the Company's common stock. All options granted on April 1, 2015, have a 10-year term. For Dr. Taglietti's grant, one-fourth of the shares subject to the option shall vest on the one-year anniversary of the date of grant with the remainder vesting in equal monthly installments for thirty-six months thereafter, provided Dr. Taglietti continues to provide service to the Company. For all other April 1, 2015 officer and key employee grants, the shares subject to the options vest in equal monthly installments for forty-eight months as measured from the date of grant.
As of June 30, 2015, there were 618,773 shares of common stock available for future issuance under the 2014 Plan.
Option Amendments
During the quarter ended June 30, 2015, the following events resulted in the amendment to terms of outstanding stock option awards:

•
On June 4, 2015, the Company's board of directors approved an extension to the existing 90-day post-employment option exercise period to a period ranging from 36 to 48 months for three directors who resigned from the board effective June 4, 2015. The directors held outstanding options to purchase 48,283 shares of the Company's common stock at a weighted average exercise price of $9.01 per share. All outstanding options were fully vested prior to June 4, 2015.

•
In connection with the Company's sale of its Services Business (Note 13), the Company designed a compensatory plan to promote the retention of services of non-executive employees supporting that business (the "Services Business Plan"). The complete terms of the Service Business Plan are described in Note 13. The Company terminated certain employees in June 2015 (the "June 2015 terminated employees") who became eligible for severance benefits pursuant to the terms of the Services Business Plan. The outstanding stock options held by the June 2015 terminated employees were modified to provide: (i) accelerated vesting of all unvested stock options as of the closing of the sale transaction and (ii) an extension to the existing 90-day post-employment option exercise period, which varies for each employee based upon years of service, with a maximum exercise period of 48 months. As of June 30, 2015, the June 2015 terminated employees held outstanding options to purchase 17,715 shares of the Company's common stock at a weighted average exercise price of $9.64 per share, including aggregate unvested options to purchase 8,331 shares at a weighted average exercise price of $9.64 per share.

•
As described in Note 13, Charles F. Osborne, Jr., the Company’s former chief financial officer, resigned from the Company effective June 30, 2015. The Company's compensation committee of the board of directors approved the following modifications to Mr. Osborne's outstanding options to purchase the Company's common stock: (i) accelerated vesting of all unvested stock options as of June 30, 2015, and (ii) an extension to the existing 90-day post-employment option exercise period to 36 months. As of June 30, 2015, Mr. Osborne held outstanding options to purchase an aggregate of 74,490 shares of the Company's common stock at a weighted average exercise price of $9.53 per share, including unvested options to purchase 50,814 shares at a weighted average exercise price of $9.49 per share.

•
As described in Note 13, the Company designed a compensatory plan for its non-executive employees in connection with the relocation of its operations to Jersey City, New Jersey (the "Retention Plan"). Pursuant to the terms of the Retention Plan, all stock options held by non-executive employees eligible under the Retention Plan were modified to provide: (i) accelerated vesting of all unvested stock options as of December 31, 2015, and (ii) an extension to the existing 90-day post-employment option exercise period, which varies for each employee based upon years of service, with a maximum exercise period of 48 months. As of June 30, 2015, the retained employees eligible for participation in the Retention Plan held outstanding options to purchase 121,550 shares of the Company's common stock at a weighted average exercise price of $9.13 per share, including aggregate unvested options to purchase 85,990 shares at a weighted average exercise price of $8.95 per share.

The Company determined the additional compensation cost associated with the previously described modifications pursuant to applicable guidance in FASB ASC Topic 718, Compensation—Stock Compensation.The additional compensation cost was determined by calculating the difference between (a) the estimated fair value of each option award immediately prior to the modifications and (b) the estimated fair value of each option award immediately after the modifications. The fair value of each option award immediately prior to and immediately after modification was estimated using the Black-Scholes option-pricing model to determine an incremental fair value, consistent with and in accordance with the Company’s existing accounting policy for stock compensation (see Note 1). Using the Black-Scholes option-pricing model, the weighted-average incremental fair value of outstanding modified option awards was $3.54 per option share. The total additional compensation cost associated with the previously described modifications was determined to be $819, of which $466 was associated with services previously performed and, therefore, was expensed in the quarter ended June 30, 2015. The remaining additional compensation cost is associated with future service periods and will be recognized as those services are performed.
See Note 15 for certain events occurring after June 30, 2015, that resulted in additional amendments to outstanding stock option awards.
2015 Inducement Plan
On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan, or the 2015 Plan. The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule 5635(c)(4). The 2015 Plan has a share reserve covering 450,000 shares of common stock. During the quarter ended June 30, 2015, the Company granted an option to purchase 125,000 shares of the Company's common stock under to the 2015 Inducement Plan. As of June 30, 2015, there were 325,000 shares of common stock available for future issuance under the 2015 Plan.
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
In the quarterly period ended March 31, 2015, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 15,107 shares of common stock under the ESPP. There was no activity under the ESPP during the quarterly period ended June 30, 2015. As of June 30, 2015, there were 52,050 shares of common stock available for future issuance under the ESPP.
In connection with the sale of the Services Business, each of the Company’s non-executive officer employees principally providing services to the Services Business has accepted continued employment with the buyer, Accuratus, or has been terminated by July 17, 2015, the effective date of the transaction (see Note 14). As of June 30, 2015, the Company has $59 in employee withholdings under the ESPP that it will return to employees that are no longer employed by the Company because of the sale of the Services Business. These employee withholdings are included in accrued expenses in the accompanying balance sheets.
Compensation Cost
The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the ESPP was $819 and $1,115 for the three and six months ended June 30, 2015, respectively, and $272 and $382 for the three and six months ended June 30, 2014, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $0 for the three and six months ended June 30, 2015 and 2014. Cash received from options exercised was $0 for both the three and six months ended June 30, 2015, and $4 and $9 for the three and six months ended June 30, 2014.
Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	62	100	114	162
Selling, general and administrative	689	135	900	170
Discontinued operations	68	37	101	50
	$819	$272	$1,115	$382

9.	Income Taxes
The Company did not record a federal or state income tax benefit for the three and six months ended June 30, 2015 and 2014, due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to the Company’s common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income (loss) attributable to common stock - basic:
Income (loss) from continuing operations	$(6,492)	$1,671	$(12,423)	$1,403
Deemed dividend for beneficial conversion feature on Series D-2 Preferred	—	—	—	(909)
Deemed dividend for antidilution adjustments to convertible preferred stock	—	—	—	(214)
Accretion of convertible preferred stock	—	—	—	(510)
Allocation of net income to convertible preferred stockholders	—	(262)	—	(303)
Income (loss) from continuing operations attributable to common stock - basic	(6,492)	1,409	(12,423)	(533)
Income (loss) from discontinued operations attributable to common stock - basic	(3,005)	562	(3,458)	1,242
Net income (loss) attributable to common stock - basic	$(9,497)	$1,971	$(15,881)	$709

Income (loss) attributable to common stock - diluted:
Income (loss) from continuing operations attributable to common stock - basic	$(6,492)	$1,409	$(12,423)	$(533)
Derivative fair value adjustment	—	(7,297)	—	(10,080)
Loss from continuing operations attributable to common stock - diluted	(6,492)	(5,888)	(12,423)	(10,613)
Loss from discontinued operations attributable to common stock - diluted	(3,005)	562	(3,458)	1,242
Net income (loss) attributable to common stock - diluted	$(9,497)	$(5,326)	$(15,881)	$(9,371)

Weighted-average common shares outstanding:
Weighted-average common shares outstanding - basic	12,249,487	5,181,174	10,393,289	2,771,020
Allocation of common stock warrants as participating securities	—	273,197	—	273,709
Weighted-average common shares outstanding - diluted	12,249,487	5,454,371	10,393,289	3,044,729

Income (loss) per share - basic:
Continuing operations	$(0.53)	$0.27	$(1.20)	$(0.19)
Discontinued operations	(0.25)	0.11	(0.33)	0.45
Net income (loss) per share - basic	$(0.78)	$0.38	$(1.53)	$0.26
Income (loss) per share - diluted:
Continuing operations	$(0.53)	$(1.08)	$(1.20)	$(3.49)
Discontinued operations	(0.25)	0.10	(0.33)	0.41
Net income (loss) per share - diluted	$(0.78)	$(0.98)	$(1.53)	$(3.08)

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding because their effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Convertible preferred stock:
Series A Preferred	—	6,149	—	6,149
Series B Preferred	—	131,685	—	131,685
Series C Preferred	—	783,515	—	783,515
Series C-2 Preferred	—	173,213	—	173,213
Series D-1 Preferred	—	296,773	—	296,773
Series D-2 Preferred	—	300,549	—	300,549
Series C-1 Preferred warrants	14,033	14,033	14,033	14,033
Stock options	1,153,369	215,467	1,153,369	215,467
ESPP	7,298	—	7,298	—

11.	Related-Party Transactions
The Company had transactions with related parties as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$988	$1,822	$1,975	$3,644
Selling, general and administrative expense	$—	$500	$—	$500
Sanofi owns 100% of a subsidiary that is a customer of the Company's Services Business, which is presented in discontinued operations in the accompanying statements of operations (Note 14). Both Sanofi and the subsidiary have an investment in the Company. The Company’s related-party revenue with the subsidiary composed 27% and 29% total revenue in discontinued operations for the three and six months ended June 30, 2015, respectively, and 40% and 40% of total revenue in discontinued operations for the three and six months ended June 30, 2014, respectively.
In May 2014, the Company paid a $500 IPO success fee to Burrill Securities, an affiliate of Burrill Biotechnology Capital Fund, L.P., a holder of the Company’s capital stock, pursuant to the engagement letter, as amended. The fee was recognized as general and administrative expense in the accompanying statements of operations.

12.	Fair Value Measurements
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, unbilled services, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As discussed in Note 14, the Company met the relevant criteria for reporting the Service Business as held for sale on May 4, 2015 (the "Measurement Date"), and as a result, assessed the asset group for impairment pursuant to FASB Topic 360, Property, Plant, and Equipment. The net carrying value of the Services Business asset group was compared to its fair value as of May 4, 2015. The Company determined that the selling price paid by Accuratus to acquire the Services Business asset group was the best estimate of fair value, which the Company concluded was a Level 2 input. The Company determined that the Services Business asset group's net carrying value exceeded its fair value by $572 on the Measurement Date. The Company also estimated selling costs directly attributable to the sale of the Services Business to be $778. As a result, the Company recorded a $1,350 impairment charge on property and equipment assets classified as held for sale in the quarterly period ended June 30, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.
As of June 30, 2015, and December 31, 2014, there were no assets or liabilities measured at fair value on a recurring basis.
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
A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Balance at beginning of period	$9,998	$12,237
Issuance of warrants	—	544
Excess of fair value of warrants over proceeds	—	362
Adjustment to fair value	(7,297)	(10,442)
Reclassification to additional paid-in capital upon exercise of warrants	(2,701)	(2,701)
Balance at end of period	$—	$—

13.	Compensatory Plan Obligations
Compensatory Plan with Services Business Employees
In connection with the Company's sale of its Services Business, which is more fully described in Note 15, the Company designed a compensatory plan to promote the retention of services of its non-executive employees supporting that business (the "Services Business Plan"). The Company's board of directors adopted, and the Company communicated, the material terms of the Services Business Plan prior to June 30, 2015, to all non-executive employees of the Services Business. The Services Business Plan terms provide for certain cash compensation payments, as well as modifications to the terms of currently outstanding stock options held by such non-executive employees, as more completely described below, upon the successful closing of the sale of the Services Business. The sale closed in July 2015 (see Note 15). The Services Business Plan meets the definition of an exit and disposal activity pursuant to FASB ASC 420--Exit and Disposal Cost Obligations and all related expenses incurred will be presented in discontinued operations in the statements of operations in the period incurred.
The Services Business Plan provided that in the event a non-executive employee of the Services Business was not offered a comparable position by Accuratus, the Company would provide severance payments to such employees. The Company terminated certain employees in June 2015 (the "June 2015 terminated employees") who became eligible for severance benefits totaling approximately $999 pursuant to the terms of the Services Business Plan, of which $908 is included in accrued severance and retention liabilities, current portion, and $91 is included in accrued severance and retention liabilities, net of current portion, in the accompanying balance sheet. The Services Business Plan also provided for certain amendments to the terms of the outstanding stock option awards held by the June 2015 terminated employees, which are described in Note 8.
In July 2015, pursuant to the Services Business Plan, the Company paid cash totaling approximately $215 to certain non-executive employees of the Services Business representing an incentive payment upon the closing of the sale of the Services Business. In addition, all non-executive employees of the Services Business will be eligible to receive a cash retention compensation payment from the Company on the earlier of (i) the six month anniversary of the closing of the sale transaction, provided that they remain employed by Accuratus as of such date, or (ii) the date of termination of such employee by Accuratus without good cause. Maximum cash retention compensation payments could total approximately $814 under the Services Business Plan, if all service business employees remain eligible pursuant to the terms of the Services Business Plan. The Company incurred these obligations on the date of the sale of the Services Business in July 2015; therefore, the compensation expense associated with these will be recognized during the quarterly period ended September 30, 2015.

The Services Business Plan also includes certain amendments to the terms of the eligible employees' outstanding stock option awards, which are described in Notes 8 and 15.
Compensatory Arrangement with Employees of the Company's Continuing Operations
In connection with the Company's planned relocation of its continuing operations to Jersey City, New Jersey, the Company designed a compensatory plan to promote the retention of services of non-executive employees supporting its continuing operations (the "Retention Plan"). The Company's board of directors adopted, and the Company communicated, the material terms of the Retention Plan prior to June 30, 2015, to all non-executive employees supporting the Company's continuing operations. The Retention Plan terms provide for certain cash compensation payments and severance payments, as well as modifications to the terms of currently outstanding stock options held by such non-executive employees, as more completely described below. The Company has concluded that the Retention Plan meets the definition of an exit and disposal activity pursuant to FASB ASC 420--Exit and Disposal Cost Obligations as of June 30, 2015, and all related expenses incurred have been and will be presented in continuing operations in the statements of operations.
The Retention Plan provides that non-executive employees are eligible to receive cash bonuses, severance payments and related benefit premiums that could total a maximum of approximately $1,161, provided that all employees remain employed through December 31, 2015 and are not terminated for cause. The Retention Plan also provides that if the Company and an employee agree upon a services termination date earlier than December 31, 2015 (the "Release Date"), the employee will remain eligible for all terms of the Retention Plan. The Company will accrue this obligation over the remaining future service period required by the employees through the earlier of the Release Date or December 31, 2015. As of June 30, 2015, the Company recognized expense of $165, which is included in research and development and selling, general, and administrative expenses in the accompanying statement of operations. The corresponding liability is included in accrued severance and retention obligations, current portion, in the accompanying balance sheet.
The Retention Plan also includes certain amendments to the terms of the eligible employees' outstanding stock option awards, which are described in Note 8.
Compensatory Arrangement with Executive Officer
Charles F. Osborne, Jr., the Company’s former chief financial officer, resigned from the Company effective June 30, 2015. The Company's compensation committee of the board of directors approved a compensatory arrangement for Mr. Osborne that provided for certain payments and benefits, including: (i) a cash payment of approximately $138 upon his resignation on June 30, 2015; (ii) cash severance payments totaling approximately $179, which is equal to seven months of Mr. Osborne’s current base salary, paid over seven months commencing with the first payroll period following the resignation date; (iii) a payment representing a contribution Mr. Osborne can use towards continuing COBRA premiums for medical, dental, and vision group health coverage for a period up to seven months after the resignation date; and (iv) certain amendments to the terms of Mr. Osborne's outstanding stock option awards (see Note 8). The cash severance payments and related benefit premiums and payroll taxes totaled approximately $335 as of June 30, 2015, which is included in accrued severance and retention liabilities, current portion, in the accompanying balance sheet.

14.	Discontinued Operations, Assets Held for Sale, Impairment Charges
As part of the Company's strategic objective to focus its resources on the development of SCY-078, the Company's board of directors directed the Company's management to explore the divestiture of the Company's Services Business. The Company engaged a third-party firm to assist in the evaluation of several divestiture options (i.e., a third-party sale, spin-off, management buy-out or shut-down process). On May 4, 2015, the Company's board of directors completed its evaluation of the various divestiture options and directed management to pursue a plan to sell the Service Business to Accuratus, representing a strategic shift in the Company's operations. The Company met the relevant criteria for reporting the service business as held for sale and in discontinued operations in the accompanying unaudited interim financial statements as of and for the three and six month periods ended June 30, 2015, and 2014, pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment. The Company assessed the Services Business net asset group for impairment pursuant to FASB Topic 360 and recorded a $1,350 impairment charge on classification of property and equipment assets as held for sale in the quarterly period ended June 30, 2015. The fair value measurement used to determine the impairment charge has been described in Note 12.
On July 21, 2015, the Company completed the sale of the Services Business to Accuratus pursuant to the Agreement, with an effective date of July 17, 2015 (see Note 15).
As a condition to the execution of the Agreement, Accuratus assumed the Company’s post-closing obligation under its facility lease in Durham, North Carolina (see Note 5). The Company and its retained employees will continue to operate from the Durham facility immediately after the closing for a period of up to six months pursuant to a facility license agreement. In addition, under a Transition Services Agreement, Accuratus will provide accounting, IT, payroll, personnel and human resources support, and equity compensation plan administration support services to the Company at rates ranging from one hundred to two hundred dollars per hour for a period of time not to extend beyond December 31, 2015.
The Company and Accuratus also entered into a Commitment to Services Agreement (the "Services Agreement") pursuant to which Accuratus will provide the Company with certain contract research and development services for 18 months (the "Initial Term") following the closing of the sale of the Services Business for a minimum purchase obligation of at least $3,300 due from the Company over the Initial Term of the Services Agreement. The purpose of the Services Agreement is to replace services that were previously provided internally by employees of the Company prior to the sale of the Services Business. The employees performing these services became employees of Accuratus in connection with this sale transaction.
The following table presents a reconciliation of the carrying amounts of assets and liabilities of the Services Business to assets held for sale, net in the balance sheets:

	June 30, 2015	December 31, 2014
Carrying amounts of assets included as part of discontinued operations:
Accounts and unbilled receivables, net	$1,715	$1,501
Prepaid expenses and other current assets	761	289
Property and equipment, net	4,901	4,835
Other assets	59	76
Disposal loss recognized on classification as held for sale	(1,350)	—
Assets held for sale, net	$6,086	$6,701

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable and accrued expenses	$546	$681
Deferred revenue	381	445
Deferred rent	1,172	1,294
Liabilities related to assets held for sale	$2,099	$2,420
The following table presents revenue, (expenses), gains, and (losses) attributable to discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Major line items constituting income (loss) of discontinued operations:
Total revenue	$3,617	$4,577	$6,849	$9,217
Cost of revenue	(3,599)	(4,180)	(6,830)	(8,140)
Research and development	(422)	—	(853)	—
Selling, general and administrative	(198)	—	(221)	—
Gain on insurance recovery	—	165	—	165
Severance and exit costs (Note 13)	(1,053)	—	(1,053)	—
Impairment charge from classification of assets as held for sale	(1,350)	—	(1,350)	—
Income (loss) from discontinued operations	$(3,005)	$562	$(3,458)	$1,242

The following table presents depreciation, capital expenditures, and significant operating and investing non-cash items related to the discontinued operations:

	Six months ended June 30,
	2015	2014
Depreciation expense	$391	$562
Purchases of property and equipment	(527)	(323)
Stock-based compensation	101	50
Changes in deferred rent	(122)	(56)
Equipment purchases in accounts payable and accrued expenses	20	6

15.	Subsequent Events
Sale of the Services Business
On July 21, 2015, the Company completed the sale of the Company’s Services Business pursuant to an Asset Purchase Agreement, with an effective date of July 17, 2015, with Accuratus Lab Services, Inc. a private-equity backed process chemistry, formulation, manufacturing and analytical development services provider, for an aggregate purchase price of $3,875, subject to a working capital adjustment of $824, which reduced the proceeds at closing. In addition, a portion of the consideration payable at closing equal to $500 was withheld and is subject to an escrow for a period of 12 months from the date of closing to satisfy indemnification obligations of the Company in connection with breaches of any representation and warranties and other customary obligations under the terms of the Agreement. The net cash consideration received by us upon closing in July 2015 was $2,549, after adjusting for the items described above and a nominal escrow fee.
As a condition to the execution of the Agreement, Accuratus is assuming the Company’s post-closing obligation under its facility lease in Durham, North Carolina (see Note 5). The Company and its retained employees will continue to operate from the Durham facility immediately after the closing for a period of up to six months pursuant to a facility license and a transition services agreement. In addition, under a Transition Services Agreement, Accuratus will provide accounting, IT, payroll, personnel and human resources support, and equity compensation plan administration support services to the Company at rates ranging from one hundred to two hundred dollars per hour for a period of time not to extend beyond December 31, 2015.
In connection with the sale of the Services Business, each of the Company’s non-executive officer employees principally providing services to the Services Business have either accepted continued employment with Accuratus or has terminated in connection with the transaction contemplated by the Agreement. Pursuant to the Services Business Plan described in Note 13, the Company paid cash totaling approximately $215 to certain non-executive employees of the Services Business as an incentive payment upon the closing of the sale transaction in July 2015. In addition, all non-executive employees of the Services Business will be eligible to receive a cash retention compensation payment from the Company on the earlier of (i) the six month anniversary of the closing of the sale transaction, provided that they remain employed by Accuratus as of such date, or (ii) the date of termination of such employee by Accuratus without good cause. Maximum cash retention compensation payments could total approximately $814 under the Services Business Plan, if all service business employees remain eligible pursuant to the terms of the Services Business Plan. The Company incurred these obligations on the date of the sale of the Services Business in July 2015; therefore, the compensation expense associated with these will be recognized during the quarterly period ended September 30, 2015.
In addition, the stock options held by each non-executive employee of the Services Business were modified immediately prior to the closing of the sale transaction in July 2015 to provide: (i) accelerated vesting of all unvested stock options as of the closing of the sale transaction and (ii) an extension to the existing 90-day post-employment option exercise period, which varies for each employee based upon years of service, with a maximum exercise period of 48 months. As of June 30, 2015, the non-executive employees of the Services Business held outstanding options to purchase 37,517 shares of the Company's common stock at a weighted average exercise price of $9.62 per share, including unvested options to purchase 23,052 shares at a weighted average exercise price of $9.61 per share. The incremental stock compensation expense associated with these modifications will be recognized during the quarterly period ended September 30, 2015.
The Company entered into an agreement with a third party firm to assist the Company in exploring the divestiture of its Services Business. Pursuant to the terms of the agreement, in the event that the Company was able to complete a divestiture of the Services Business to a third-party, the Company was obligated to pay a success fee to the third party firm for the greater of $500 or 4% of the transaction consideration. The Company paid and expensed an initial retainer prior to the closing of the

Service Business sale transaction, and then paid a $450 remaining success fee due to the third party firm in July 2015 in connection with the closing of the sale transaction.
Commitment to Services Agreement
On July 17, 2015, the Company and Accuratus also entered into the Services Agreement pursuant to which Accuratus will provide the Company with certain contract research and development services for 18 months (the "Initial Term") following the closing of the sale of the Services Business for a minimum purchase obligation on the part of the Company of at least $3,300 over the Initial Term of the Services Agreement. The purpose of the Services Agreement is to replace services that were previously provided internally by employees of the Company prior to the sale of the Services Business. The employees performing these services became employees of Accuratus in connection with this sale transaction.
New Facilities Lease
On July 13, 2015, the Company entered into a sublease (the "Sublease") that became effective July 22, 2015, to sublet certain premises consisting of 10,141 square feet of space (the "Subleased Premises") located at 101 Hudson Street, Jersey City, New Jersey from Optimer Pharmaceutical, Inc. The term of the Sublease commences on August 1, 2015 (the "Commencement Date") and is scheduled to expire on July 30, 2018. No base rent is due under the Sublease until one month after the Commencement Date. Under the Sublease, the Company is obligated to pay monthly base rent of approximately $25 per month, which amount increases by 3% annually on each anniversary of the Commencement Date. In addition, the Company was required to fund a security deposit with the sublandlord in the amount of $74.
Compensatory Arrangement with Executive Officer
On July 21, 2015, Yves J. Ribeill, Ph.D., President and a member of the Company’s board of directors, resigned as President. Dr. Ribeill will continue to serve on the board of directors. The Company and Dr. Ribeill entered into an agreement, effective July 21, 2015, for certain payments and benefits (the “Separation Agreement”), pursuant to which Dr. Ribeill will receive: (i) a cash payment of approximately $100 upon the effective date of his resignation; (ii) cash severance payments totaling approximately $900, paid over 12 months commencing with the first payroll period following the resignation date; (iii) a payment representing a contribution Dr. Ribeill can use towards continuing COBRA premiums for medical, dental, and vision group health coverage after the resignation date, and (iv) the vesting and exercisability of all outstanding options held by Dr. Ribeill will be accelerated in full on the effective date of resignation, with the exception of options granted pursuant to the 1999 Plan, and the post-employment option exercise period will be extended from 90-days to 48 months. As of July 23, 2015, Dr. Ribeill held 84,613 vested options and 183,268 unvested options to purchase shares of the Company’s common stock at a weighted average exercise price of $9.61 and $9.41 per share, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.
Overview
We are a pharmaceutical company committed to the discovery, development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. We are developing our lead product candidate, SCY-078, as a novel oral and intravenous (IV) drug for the treatment of serious and life-threatening invasive fungal infections in humans. SCY-078 has been shown to be effective in vitro and in vivo in animal models against a broad range of Candida and Aspergillus fungal species, including drug resistant strains. These important pathogens account for approximately 85% of invasive fungal infections in the United States and Europe. SCY-078 was shown to be sufficiently safe and well-tolerated in multiple Phase 1 studies to support progression to Phase 2 studies. We are currently conducting a multicenter Phase 2 study with primary endpoints of safety, tolerability, and pharmacokinetics of the oral formulation of SCY-078 as step-down treatment in patients initially treated with echinocandin therapy for invasive Candida infections, which are serious and life threatening infections. The enrollment into the study continues but has been slower than anticipated. New investigational sites have been opened and the study protocol has been amended to facilitate enrollment. We are planning to open additional investigational sites in the US, we intend to open sites outside of the US and we are evaluating subsequent amendments to the protocol. These measures are expected to increase enrollment into the study. In addition, as we collect data on the enrolled patients, we will continue to assess the actual number of patients required to achieve the study objectives. We expect to complete the study and to report top line data in the first half of 2016. The first Phase 1 study of an IV formulation of SCY-078 is planned to start in the fourth quarter of 2015.
In addition, we are planning to investigate the potential clinical utility of SCY-078 in other areas of unmet medical need such as genital infections caused by Candida spp. (vulvovaginal candidiasis, VVC). VVC is a highly prevalent condition with limited therapeutic options for infections caused by azole-resistant Candida spp. We are planning to commence a Phase 2 study evaluating the safety and efficacy of orally administered SCY-078 in this indication during the fourth quarter of 2015. Top line results are expected in the first half of 2016. The data from this study is also expected to provide a confirmation of the potential therapeutic effect of orally administered SCY-078 in a clinical condition caused by Candida spp. and, along with the other clinical and nonclinical data from ongoing and planned activities, will contribute to the package of information that will support subsequent phases of development.
As a spinout from Aventis S.A., or Aventis in 2000, we began as a chemistry and animal health services company, providing contract research services to third parties. Through the provision of these contract research and development services, we built significant expertise in parasitic infections and drug discovery, including expanded animal health capabilities. This contract research and development services business, which we refer to as our services business, generated substantially all of our revenues until we completed the sale of the services business to Accuratus Lab Services, Inc. in July 2015, as described further in the “Recent Developments” section below. Since our formation, we have discovered a number of proprietary compounds, primarily within our cyclophilin inhibitor platform. Our two lead compounds from our cyclophilin inhibitor platform include SCY-641, a compound licensed to Dechra Ltd. in 2012 for clinical development for the treatment of dog dry eye, and SCY-635, a compound licensed to Waterstone in October 2014 for the treatment of viral diseases in humans. The successful sale of our services business, as well as the successful monetization of the two lead compounds from our cyclophilin inhibitor platform, allows us to focus our resources on the development of SCY-078.
In 2013, we exclusively licensed SCY-078 from Merck Sharp & Dohme, or Merck, in the field of human health, and Merck transferred to us the investigational new drug application on file with the U.S. Food and Drug Administration, or the FDA, as well as all data Merck had developed for the compound, plus active pharmaceutical ingredient and tablets. In 2014, Merck assigned all the patents related to SCY-078 to us.

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

Recent Developments
April 2015 Follow-On Public Offering
On April 28, 2015, we completed a follow-on public offering (the "April 2015 Offering") of our common stock. We sold an aggregate of 5,376,622 shares of common stock at a public offering price of $7.70 per share. Net proceeds were approximately $38.0 million, after deducting underwriting discounts and commissions and offering expenses of approximately $3.4 million.
SCY-078 Development
We are currently conducting a multicenter Phase 2 study with primary endpoints of safety, tolerability, and pharmacokinetics of the oral formulation of SCY-078 as step-down treatment in patients initially treated with echinocandin therapy for invasive Candida infections. The enrollment into the study continues but has been slower than anticipated. New investigational sites have been opened and the study protocol has been amended to facilitate enrollment. We are planning to open additional investigational sites in the US, we intend to open sites outside of the US and we are evaluating subsequent amendments to the protocol. These measures are expected to increase enrollment into the study. In addition, as we collect data on the enrolled patients, we will continue to assess the actual number of patients required to achieve the study objectives. We expect to complete the study and to report top line data in the first half of 2016.
We are currently developing an IV formulation of SCY-078. Following a pre-submission meeting with the FDA, we are planning to submit the data package, including data from our IND-enabling studies, and to start the first Phase 1 study with the IV formulation in the fourth quarter of 2015.
The oral formulation of SCY-078 has been granted QIDP designation and fast track designation by the FDA. We expect to apply for QIDP designation for the IV formulation of SCY-078 in the first half of 2016 and we expect to apply for fast track designation in the second half of 2016. The fast track designation, coupled with the QIDP designation, allows for a potentially accelerated path to approval and underscores the FDA's understanding of the critical need for new and varied treatments for life-threatening invasive fungal infections.
We are also planning to investigate the potential clinical utility of SCY-078 in other areas of unmet medical need such as genital infections caused by Candida spp. (vulvovaginal candidiasis, VVC). VVC is a highly prevalent condition with limited therapeutic options for infections caused by azole-resistant Candida spp. We are planning to commence a Phase 2 study evaluating the safety and efficacy of orally administered SCY-078 in this indication during the fourth quarter of 2015. Top line results are expected in the first half of 2016. The data from this study is also expected to provide a confirmation of the potential therapeutic effect of orally administered SCY-078 in a clinical condition caused by Candida spp. and, along with the other clinical and nonclinical data from ongoing and planned activities, will contribute to the package of information that will support subsequent phases of development.
Sale of Our Contract Research and Development Services Business
As part of our strategic objective to focus our resources on the development of SCY-078, our board of directors directed our management to explore the divestiture of our contract research and development services business (the “Services Business”) which was no longer strategic to our business and did not provide any meaningful results of operations or operating capital to fund our core strategic objective in 2015. We engaged a third party firm which assisted us in evaluating several divestiture options (i.e. a third-party sale, spin-off, management buy-out transaction, or shut-down process). On May 4, 2015, our board of directors completed its evaluation of the various divestiture options and directed management to pursue a plan to sell the Services Business to Accuratus Lab Services, Inc., a private-equity backed process chemistry, formulation, manufacturing and analytical development services provider. In connection with this action, we met the relevant criteria for reporting the Services Business as held for sale and in discontinued operations in the accompanying unaudited interim financial statements as of and for the three and six month periods ending June 30, 2015, and 2014.
On July 21, 2015, we completed the sale of the Services Business to Accuratus pursuant to an Asset Purchase Agreement with an effective date of July 17, 2015, for an aggregate purchase price of $3.9 million with an estimated net proceeds of $1.1 million, after adjusting for estimated selling costs and the estimated cash costs of severance, incentive and retention compensation pursuant to our Services Business Plan described in Note 13 of the accompanying unaudited interim financial statements in Item 1 of this Form 10-Q that have been or are expected to be paid out, as illustrated in the following table (dollars in millions):

Aggregate purchase price of Services Business sale transaction [1]	$3.9
Less: Estimated selling costs [2]	0.8
Estimated net proceeds	3.1
Estimated incremental cash compensation costs:
Cash severance benefit costs [3]	1.0
Incentive compensation payments at closing [4]	0.2
Maximum cash retention compensation payments [5]	0.8
Total estimated cash compensation costs	2.0

Estimated net proceeds, less estimated incremental cash compensation	$1.1

[1] Includes $0.5 million paid into escrow at closing and is subject to escrow for a period of 12 months.
[2] Includes a success fee due to a third party firm, estimated legal fees, and other estimated fees directly related to the sale transaction.
[3] Relates to cash severance benefits to be paid to the June 2015 Terminated Employees (described below) pursuant to the Services Business Plan.
[4] Relates to cash incentive payments made to non-executive employees of the Services Business upon closing of the sale transaction, pursuant to the Services Business Plan. This amount will be recognized during the quarterly period ended September 30, 2015.

[5] Represents maximum cash retention compensation payments that may be paid to non-executive employees of the Services Business, pursuant to the Services Business Plan. This amount will be recognized during the quarterly period ended September 30, 2015.

For additional information pertaining to the sale of the Services Business and our adoption of the Services Business Plan, including an impairment charge and other non-cash charges, see Notes 12, 13 and 14 of the accompanying unaudited interim financial statements in Item 1 of this Form 10-Q as well as other related disclosures made within our Form 8-K filed with the SEC on July 23, 2015. For information regarding the Commitment to Services Agreement (the “Services Agreement”) that we also entered into with Accuratus, see the section directly below entitled “Commitment to Services Agreement”.
As a condition to the execution of the Agreement, Accuratus is assuming our post-closing obligation under our facility lease in Durham, North Carolina.
In connection with the adoption of the Services Business Plan described in Note 13 of the accompanying unaudited interim financial statements in Item 1 of this Form 10-Q, we terminated certain employees in June 2015 (the "June 2015 Terminated Employees") who became eligible for severance benefits totaling approximately $1.0 million, of which $0.9 million is included in accrued severance and retention liabilities, current portion, and $0.1 million is included in accrued severance and retention liabilities, net of current portion, in the accompanying balance sheet. We incurred these severance benefit obligations in the quarterly period ended June 30, 2015 and, therefore, we recognized the expense in the quarter ended June 30, 2015, in discontinued operations in the accompanying unaudited interim statements of operations. The Services Business Plan also provided for certain amendments to the terms of the outstanding stock option awards held by the June 2015 Terminated Employees, which are described in Note 8 of the accompanying unaudited interim financial statements in Item 1 of this Form 10-Q.
Also in connection with the Services Business Plan, we paid cash totaling approximately $0.2 million to certain non-executive employees of the Services Business as an incentive payment upon the closing of the sale of the Services Business in July 2015. In addition, cash retention compensation payments of up to approximately $0.8 million will be paid by us, if all Service Business employees remain eligible pursuant to the terms of the Services Business Plan. We incurred these obligations on the date of the sale of the Services Business in July 2015; therefore, the compensation expense associated with these will be recognized during the quarterly period ended September 30, 2015.
We expect the sale of our Services Business will have a minimal impact on our reported loss from continuing operations in 2015 and will not have a significant effect on our cash forecast.
Commitment to Services Agreement
On July 17, 2015, we entered into the Services Agreement with Accuratus, described in Note 14 of the accompanying unaudited interim financial statements in Item 1 of this Form 10-Q, pursuant to which Accuratus will provide us with certain contract research and development services for 18 months (the "Initial Term") following the closing of the sale of the Services Business for a minimum purchase obligation of at least $3.3 million due from us over the Initial Term of the Services Agreement. The purpose of the Services Agreement is to replace necessary development services that were previously provided internally by our employees prior to the sale of the Services Business. The employees performing these services became employees of Accuratus in connection with this sale transaction.
Relocation of Headquarters and Operations, New Facilities Lease, Compensatory Arrangements with Employees
In connection with the sale of the Services Business, we intend to relocate our corporate headquarters and operating activities to Jersey City, New Jersey. On July 13, 2015, we entered into a sublease (the "Sublease") that became effective July 22, 2015, to sublet certain premises consisting of 10,141 square feet of space (the Subleased Premises) located at 101 Hudson Street, Jersey City, New Jersey from Optimer Pharmaceutical, Inc. The term of the Sublease commences on August 1, 2015 (the Commencement Date) and is scheduled to expire on July 30, 2018. No base rent is due under the Sublease until one month after the Commencement Date. Under the Sublease, we are obligated to pay monthly base rent of approximately $25,000 per month, which amount increases by 3% annually on each anniversary of the Commencement Date. In addition, we were required to fund a security deposit with the sublandlord in the amount of $74,000.
In connection with our planned relocation, we designed a compensatory plan to promote the retention of services of non-executive employees supporting our continuing operations (the "Retention Plan"). The Retention Plan terms provide for certain cash compensation payments and severance payments, as well as modifications to the terms of currently outstanding stock options held by such non-executive employees. The Retention Plan provides that non-executive employees are eligible to receive cash bonuses, severance payments and related benefit premiums that could total a maximum of approximately $1.2 million, provided that all employees remain employed through December 31, 2015 and are not terminated for cause. The Retention Plan also provides that if we and an employee agree upon a services termination date earlier than December 31, 2015 (the "Release Date"), the employee will remain eligible for all terms of the Retention Plan. We will accrue this obligation over the remaining future service period required by the employees through the earlier of the Release Date or December 31, 2015. As of June 30, 2015, we recognized expense of $0.2 million, which is included in research and development and selling, general, and administrative expenses in the accompanying statement of operations. The corresponding liability is included in accrued severance and retention obligations, current portion, in the accompanying balance sheet. The Retention Plan also includes certain amendments to the terms of the eligible employees' outstanding stock option awards, which are described in Note 8 of the interim financial statements included in Item 1.
Departure of Chief Financial Officer
Charles F. Osborne, Jr., our former chief financial officer, resigned effective June 30, 2015. Our compensation committee of the board of directors approved a compensatory arrangement for Mr. Osborne that provided for certain payments and benefits, including (i) a cash payment of approximately $0.1 million upon his resignation on June 30, 2015; (ii) cash severance payments totaling approximately $0.2 million, which is equal to seven months of Mr. Osborne’s current base salary, paid over seven months commencing with the first payroll period following the resignation date; (iii) a payment representing a contribution Mr. Osborne can use towards continuing COBRA premiums for medical, dental, and vision group health coverage for a period up to seven months after the resignation date; and (iv) certain amendments to the terms of Mr. Osborne's outstanding stock option awards described more fully in Note 8 to the accompanying interim financial statements in Item 1. The cash severance payments and related benefit premiums and payroll taxes totaled approximately $0.3 million as of June 30, 2015, which is included in accrued severance and retention liabilities, current portion, in the accompanying balance sheet.
Compensatory Arrangement with Executive Officer
On July 21, 2015, Yves J. Ribeill, Ph.D., President and a member of our board of directors, resigned as President. Dr. Ribeill will continue to serve on the board of directors. We entered into an agreement for certain payments and benefits with Dr. Ribeill (the “Separation Agreement”), effective July 21, 2015, pursuant to which Dr. Ribeill will receive: (i) a cash payment of approximately $0.1 million upon the effective date of his resignation; (ii) cash severance payments totaling approximately $0.9 million, paid over 12 months commencing with the first payroll period following the resignation date; (iii) a payment representing a contribution Dr. Ribeill can use towards continuing COBRA premiums for medical, dental, and vision group health coverage after the resignation date, and (iv) the vesting and exercisability of all outstanding options held by Dr. Ribeill accelerating in full on the effective date of resignation, with the exception of options granted pursuant to the 1999 Plan, and the post-employment option exercise period extending from 90-days to 48 months. As of July 23, 2015, Dr. Ribeill held 84,613 vested options and 183,268 unvested options to purchase shares of our common stock at a weighted average exercise price of $9.61 and $9.41 per share, respectively.
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

•
On June 4, 2015, our stockholders approved an amendment of the 2014 Plan to increase the aggregate number of shares of common stock that may be issued pursuant to awards under the 2014 Plan by an additional 510,726 shares. All other material terms of the 2014 Plan otherwise remain unchanged.

•
On June 4, 2015, we granted options to purchase 125,000 shares of common stock to Dr. David Angulo, our new Chief Medical Officer, under our 2015 Inducement Plan. The options have a ten-year term, with one-fourth of the shares subject to the option vesting on the one-year anniversary of the date of grant and the remainder vesting in equal monthly installments for thirty-six months thereafter, provided Dr. Angulo continues to provide service to us.

Collaborations and Licensing Agreements
We have signed a number of licensing and collaboration agreements with partners in human and animal health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed from Merck its rights to SCY-078 in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events and will pay tiered royalties based on worldwide sales of SCY-078 when and if it is approved (in 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) Merial Limited, a wholly owned subsidiary of Sanofi, under which we provided contract research and screening services in the field of animal health on a fee for service basis prior to the sale of our Services Business; (3) R-Pharm, CJSC, a leading supplier of hospital drugs in Russia, granting them exclusive rights in the field of human health to develop and commercialize SCY-078 in Russia and several smaller non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us; (4) Dechra Ltd., or Dechra, a UK listed international veterinary pharmaceutical business, granting Dechra rights to SCY-641 in the field of animal health, including dog dry eye, under which we are entitled to receive potential milestones and royalties; and (5) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635, and two additional compounds at Waterstone's option, for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties.
In connection with the sale of our Services Business in July 2015, as described above in the "Recent Developments" section, we assigned the research services agreement described above with Merial Limited, as well as our research services agreement with Elanco Animal Health and all other contracts directly associated with the Services Business, to Accuratus. All other licensing and collaboration agreements described above are part of our continuing operations and were not associated with or assigned in connection with the sale of the Services Business.
Components of Operating Results
Revenue
Historically, and through the interim period ended June 30, 2015, we have derived substantially all of our revenue from the provision of our contract research and development services, which were provided by our Services Business that we divested through a sale transaction in July 2015 (see "Recent Developments" above). The revenue generated from our Services Business has been presented in discontinued operations in the accompanying statements of operations and will result in a significant decrease in our reported revenues. In addition to our contract research and development services revenue, we have received upfront and milestone payments in connection with our collaboration and licensing agreements that are associated with our continuing operations. Further, we expect that any revenue we generate will fluctuate from quarter to quarter as a result of the variability in the achievement of collaboration milestones and the consummation of new licensing arrangements. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of product candidates in a timely manner or obtain their regulatory approval, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

Research and Development Expense
Research and development expense consists of expenses incurred while performing research and development activities to discover, develop, or improve potential product candidates we seek to develop. This includes conducting preclinical studies and clinical trials, manufacturing and other development efforts, and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of:

•	costs related to executing preclinical and clinical trials, including related drug formulation, manufacturing and other development;

•	salaries and personnel-related costs, including benefits and any stock-based compensation for personnel in research and development functions;

•	fees paid to consultants and other third parties who support our product candidate development and intellectual property protection;

•	other costs in seeking regulatory approval of our products; and

•	allocated overhead.
The table below summarizes the total costs incurred for each of our key research and development projects during the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
SCY-078	$3,233	$1,198	$6,928	$2,039
Cyclophilin Inhibitor Platform	49	625	141	1,104
Total research and development	$3,282	$1,823	$7,069	$3,143
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
Other (Income) Expense
Substantially all of our other (income) expense recognized in the quarterly period ended June 30, 2014, consists of costs associated with:

•	a related party guarantee of our outstanding credit facility;

•	fair value adjustments to our derivative liability for warrants issued in conjunction with the related party convertible debt; and

•	a loss on extinguishment of debt.
Interest paid on our outstanding bank debt composed substantially all of the remaining other (income) expense in the quarterly period ended June 30, 2014. A nominal amount of interest income has been earned on our cash and cash equivalents in the quarterly period ended June 30, 2015.

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
Upon completion of our IPO on May 7, 2014, the entire outstanding balance of the 2013 Credit Agreement, amounting to $15.0 million plus accrued interest, was paid in full using the proceeds from the IPO. We recorded a loss on the extinguishment of debt of $1.4 million in the three month period ended June 30, 2014, as the remaining deferred financing costs associated with the 2013 Credit Agreement were written off. We had no outstanding debt as of June 30, 2015.
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
Discontinued Operations
Discontinued operations comprises revenues, costs, gains and losses directly attributable to our Services Business, which we divested through a sale transaction that closed in July 2015.

•
Revenue included in discontinued operations comprises revenue from the provision of our contract research and development services, which were provided by our Services Business. Our revenue recognition policy is described within Note 2 to our unaudited interim financial statements in Item 1 of this quarterly report.

•
Cost of revenue included in discontinued operations primarily consists of salaries and personnel-related costs, including employee benefits and any stock-based compensation, incurred to generate our contract research and development services revenues. Additional expenses include facilities and equipment costs directly associated with generating revenue, allocated overhead, materials, contracted consultants and other direct costs. We allocate expenses associated with our facilities, information technology costs, and depreciation and amortization, between cost of revenue and operating expenses. Allocations are based on employee headcount or facility square footage utilization, and are determined by the nature of work performed.

•
Research and development expense included in discontinued operations consists of expenses incurred under an animal health research and development project being conducted by our Services Business to advance and secure intellectual property protection for certain existing proprietary technology in the field of animal health. Research and development expense incurred under this project totaled $0.4 million and $0.9 million for the three and six months ended June 30, 2015, respectively, and zero for both the three and six months ended June 30, 2014. The nature of and accounting for research and development expenses included in discontinued operations is consistent with the research and development expenses included in continuing operations, as described above.

•
Gain on insurance recovery included in discontinued operations relates to a reimbursement received from our insurance carrier in the quarter ended June 30, 2014, for the replacement cost of a fixed asset that was damaged by severe weather. The asset’s net book value was reduced upon occurrence of the damage. The proceeds received from the insurance recovery exceeded the net book value of the asset in the amount of $0.2 million, which we recognized as a gain during the period ended June 30, 2014. This asset was directly associated with our Services Business and, as a result, the gain was included in discontinued operations.

•
Severance costs included in discontinued operations are exit and disposal costs directly attributable to the sale of the Services Business. As described in "Recent Developments" above, we terminated certain Service Business employees in June 2015 who became eligible for severance benefits pursuant to the terms of the Service Business Plan.

•
Impairment charge from classification of assets as held for sale included in discontinued operations relates to the carrying value of Services Business property and equipment, net that was in excess of fair value less cost to sell. As described in Note 14 to our unaudited interim financial statements in Item 1, we met the relevant criteria for reporting the Services Business as held for sale and in discontinued operations as of June 30, 2015, pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment. As a result, we were required to assess the Services Business asset group for impairment pursuant to FASB Topic 360, which identified an impairment charge of $1.4 million for the three and six months ending June 30, 2015. To determine the impairment charge, pursuant to FASB Topic 360, the net carrying value of the Services Business asset group was compared to its fair value as of May 4, 2015. We determined that the selling price paid by Accuratus to acquire the Services Business asset group was the best estimate of fair value. Our valuation methodology is described further in Note 12 of the accompanying unaudited interim financial statements in Item I.

Results of Operations for the Six Months Ended June 30, 2015 and 2014
The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014, together with the changes in those items in dollars and percentage (dollars in thousands):

	Six Months Ended
	June 30, 2015		June 30, 2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Total revenue and gross profit	$129	100.0%	$130	100.0%	$(1)	(0.8)%
Operating expenses:
Research and development	7,069	5,479.8%	3,143	2,417.7%	3,926	124.9%
Selling, general and administrative	5,485	4,251.9%	3,461	2,662.3%	2,024	58.5%
Total operating expenses	12,554	9,731.8%	6,604	5,080.0%	5,950	90.1%
Loss from operations	(12,425)	(9,631.8)%	(6,474)	(4,980.0)%	(5,951)	91.9%
Other (income) expense:
Amortization of deferred financing costs and debt discount	—	—	755	580.8%	(755)	(100.0)%
Loss on extinguishment of debt	—	—	1,389	—	(1,389)	(100.0)%
Interest (income) expense	(2)	—	49	37.7%	(51)	(104.1)%
Derivative fair value adjustment	—	—	(10,080)	—	10,080	(100.0)%
Other expense	—	—	10	—	(10)	(100.0)%
Total other (income) expense	(2)	(1.6)%	(7,877)	(6,059.2)%	7,875	(100.0)%
(Loss) income from continuing operations	(12,423)	(9,630.2)%	1,403	1,079.2%	(13,826)	(985.5)%
(Loss) income from discontinued operations	(3,458)	(2,680.6)%	1,242	955.4%	(4,700)	(378.4)%
Net (loss) income	$(15,881)	(12,310.9)%	$2,645	2,034.6%	$(18,526)	(700.4)%

Revenue. For the six months ended June 30, 2015, revenue remained consistent when compared to the six months ended June 30, 2014. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
Research and Development. For the six months ended June 30, 2015, research and development expenses increased to $7.1 million from $3.1 million for the six months ended June 30, 2014. The increase of $4.0 million, or 124.9%, was primarily the result of a $3.9 million increase in third-party service expenses related to the SCY-078 Phase 2 clinical trial and the preclinical development of intravenous SCY-078, and a $0.4 million increase in employee compensation expense. These increases were partially offset by a $0.3 million decrease in other administrative support costs. The increase in employee compensation expense was due to an increase of $0.6 million related to Services Business personnel devoting more time and effort to SCY-078 development in 2015, partially offset by a $0.2 million decrease in research and development employee severance costs related to workforce reduction activities occurring in June 2014 that did not recur in 2015. When scientific personnel devote time to a research and development project, the associated salaries and personnel-related costs for this effort are included in research and development expense, rather than in costs of revenues, which is included in discontinued operations.
Selling, General & Administrative. For the six months ended June 30, 2015, selling, general and administrative expenses increased to $5.5 million from $3.5 million for the six months ended June 30, 2014. The increase of $2.0 million, or 58.5%, was primarily the result of a $0.6 million increase in professional services expenses directly associated with our continuing operations as a regulated, publicly traded company, including a $0.2 million increase in director and officer insurance policy premium expenses, and a $1.4 million increase in employee compensation expense. The increase in employee compensation expense was primarily due to an increase in accrued bonus, severance and retention compensation costs totaling $0.7 million and an increase in stock compensation expense of $0.7 million. The increase in stock compensation expense is associated with option grants awarded subsequent to the second quarter of 2014 and incremental compensation expense associated with stock option modifications made in the second quarter of 2015.
Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs was $0.8 million in the six months ended June 30, 2014, which was associated with the 2013 Credit Agreement deferred financing costs. We amortized these deferred financing costs until May 2014, when we repaid the entire outstanding balance of the 2013 Credit Agreement totaling $15.0 million plus accrued interest using the proceeds from the IPO. There was no amortization in the six months ended June 30, 2015, because the 2013 Credit Agreement was repaid in full in May 2014.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $1.4 million in the six months ended June 30, 2014. As described in the preceding paragraph, the entire outstanding balance of the 2013 Credit Agreement was repaid in May 2014. The remaining unamortized balance of the deferred financing costs on the debt settlement date of $1.4 million was immediately recognized as a loss on the extinguishment of debt in the six months ended June 30, 2014. There was no loss incurred in the six months ended June 30, 2015, because the 2013 Credit Agreement was repaid in full in May 2014.
Derivative Fair Value Adjustment. For the six months ended June 30, 2015, derivative fair value adjustment was zero compared to $10.1 million in the six months ended June 30, 2014. The derivative fair value adjustment was a gain in the six months ended June 30, 2014 and was due to the decrease in the estimated fair value of our common stock, from $47.74 per share as of December 31, 2013, to $10.00 per share as of May 2, 2014. The warrants to purchase common stock accounted for as derivatives were exercised in May 2014 in conjunction with the IPO, and therefore the remaining derivative liability was reclassified to additional paid in capital at that time. Therefore, no gain or loss was incurred during the six months ended June 30, 2015.
Discontinued Operations. For the six months ended June 30, 2015, we incurred a loss from discontinued operations of $3.5 million compared to income from discontinued operations of $1.2 million in the six months ended June 30, 2014. The loss from discontinued operations in the six months ended June 30, 2015 resulted from revenue of $6.9 million, operating costs of $7.9 million, and non-recurring 2015 costs that included severance charges of $1.1 million associated with the termination of employees in connection with the exit and disposal of the Services Business and an impairment charge on classification of assets as held for sale of $1.4 million. The income from discontinued operations in the six months ended June 30, 2014 resulted from revenue of $9.2 million, operating costs of $8.1 million, and a gain on insurance recovery of $0.2 million.
The decrease in revenue in discontinued operations between the two periods was primarily due to a $1.7 million decrease in animal health services revenue, a $0.4 million decrease in integrated pharmaceutical services (IPS) revenues, a decrease of $0.2 million in discovery and drug metabolism and pharmacokinetics (DMPK) services revenue, and a $0.1 million decrease in materials revenue. The decrease in animal health services revenue was primarily related to a reduction in the scope of services provided under our research services agreement with Merial beginning in January 2015, which resulted in a $1.6 million decrease in revenue under this agreement for the six months ended June 30, 2015. Our IPS revenues decreased because we provided certain discrete services that generated revenues of $0.4 million in the six months ended June 30, 2014, which did not recur in 2015. We did not provide similar services in 2015 because we utilized certain IPS personnel to support our development of SCY-078 in 2015, rather than utilizing such personnel to provide services to third-party customers. The IPS personnel supporting our development of SCY-078 became employees of Accuratus in connection with the Services Business sale transaction described in the "Recent Developments" section above. Our discovery and DMPK services revenue decrease occurred because we made the strategic decision to stop actively pursuing business development efforts related to discovery and DMPK services. Our materials revenue decrease was due to a reduced demand for and utilization of materials necessary to support our third-party service projects in 2015.

Results of Operations for the Three Months Ended June 30, 2015 and 2014
The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended
	June 30, 2015		June 30, 2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Total revenue and gross profit	$64	100.0%	$65	100.0%	$(1)	(1.5)%
Operating expenses:
Research and development	3,282	5,128.1%	1,823	2,804.6%	1,459	80.0%
Selling, general and administrative	3,275	5,117.2%	2,255	3,469.2%	1,020	45.2%
Total operating expenses	6,557	10,245.3%	4,078	6,273.8%	2,479	60.8%
Loss from operations	(6,493)	(10,145.3)%	(4,013)	(6,173.8)%	(2,480)	61.8%
Other (income) expense:
Amortization of deferred financing costs and debt discount	—	—	219	336.9%	(219)	(100.0)%
Loss on extinguishment of debt	—	—	1,389	—	(1,389)	(100.0)%
Interest (income) expense	(1)	—	5	7.7%	(6)	(120.0)%
Derivative fair value adjustment	—	—	(7,297)	—	7,297	(100.0)%
Total other (income) expense	(1)	(1.6)%	(5,684)	(8,744.6)%	5,683	(100.0)%
(Loss) income from continuing operations	(6,492)	(10,143.8)%	1,671	2,570.8%	(8,163)	(488.5)%
(Loss) income from discontinued operations	(3,005)	(4,695.3)%	562	864.6%	(3,567)	(634.7)%
Net (loss) income	$(9,497)	(14,839.1)%	$2,233	3,435.4%	$(11,730)	(525.3)%
Revenue. For the three months ended June 30, 2015, revenue remained consistent when compared to the three months ended June 30, 2014. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
Research and Development. For the three months ended June 30, 2015, research and development expenses increased to $3.3 million from $1.8 million for the three months ended June 30, 2014. The increase of $1.5 million, or 80.0%, was primarily the result of a $1.6 million increase in third-party service expenses related to the SCY-078 Phase 2 clinical trial and the preclinical development of intravenous SCY-078, partially offset by a $0.1 million decrease in other administrative support costs. Research and development employee compensation expense was unchanged on a net basis from period to period, but included a $0.2 million increase related to Services Business personnel devoting more time and effort to SCY-078 development in 2015, offset by a $0.2 million decrease in severance costs which were incurred in connection with June 2014 workforce reduction activities that did not recur in 2015.
Selling, General & Administrative. For the three months ended June 30, 2015, selling, general and administrative expenses increased to $3.3 million from $2.3 million for the three months ended June 30, 2014. The increase of $1.0 million, or 45.2%, was primarily the result of a $1.2 million increase in employee compensation expense, partially offset by a $0.1 million decrease in professional services expenses directly associated with our continuing operations as a regulated, publicly traded company, and a $0.1 million decrease in other administrative expenses. The increase in employee compensation expense was primarily due to an increase in accrued bonus, severance and retention compensation costs totaling $0.6 million and an increase in stock compensation expense of $0.6 million. The increase in stock compensation expense is associated with option grants awarded subsequent to the second quarter of 2014 and incremental compensation expense associated with stock option modifications made in the second quarter of 2015.

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs was $0.2 million in the three months ended June 30, 2014, which was associated with the 2013 Credit Agreement deferred financing costs. We amortized these deferred financing costs until May 2014, when we repaid the entire outstanding balance of the 2013 Credit Agreement totaling $15.0 million plus accrued interest using the proceeds from the IPO. There was no amortization in the three months ended June 30, 2015, because the 2013 Credit Agreement was repaid in full in May 2014.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $1.4 million in the three months ended June 30, 2014. As described in the preceding paragraph, the entire outstanding balance of the 2013 Credit Agreement was repaid in May 2014. The remaining unamortized balance of the deferred financing costs on the debt settlement date of $1.4 million was immediately recognized as a loss on the extinguishment of debt in the three months ended June 30, 2014. There was no loss incurred in the three months ended June 30, 2015, because the 2013 Credit Agreement was repaid in full in May 2014.
Derivative Fair Value Adjustment. For the three months ended June 30, 2015, derivative fair value adjustment was zero compared to $7.3 million in the three months ended June 30, 2014. The derivative fair value adjustment was a gain in the three months ended June 30, 2014, due to the decrease in the estimated fair value of our common stock, from $36.77 per share as of March 31, 2014, to $10.00 per share as of May 2, 2014. The warrants to purchase common stock accounted for as derivatives were exercised in May 2014 in conjunction with the IPO, and therefore the remaining derivative liability was reclassified to additional paid in capital at that time. Therefore, no gain or loss was incurred during the three months ended June 30, 2015.
Discontinued Operations. For the three months ended June 30, 2015, we incurred a loss from discontinued operations of $3.0 million compared to income from discontinued operations of $0.6 million in the three months ended June 30, 2014. The loss from discontinued operations in the three months ended June 30, 2015 resulted from revenue of $3.6 million, operating costs of $4.2 million, and non-recurring 2015 costs that included severance charges of $1.1 million associated with the termination of employees in connection with the exit and disposal of the Services Business and an impairment charge on classification of assets as held for sale of $1.4 million. The income from discontinued operations in the three months ended June 30, 2014, resulted from revenue of $4.6 million, operating costs of $4.2 million, and a non-recurring gain on insurance recovery of $0.2 million. The decrease in revenue in discontinued operations between the two periods was primarily due to a $0.8 million decrease in animal health services revenue, a $0.1 million decrease in IPS revenues, and a decrease of $0.1 million in discovery and DMPK services revenue. The decrease in animal health services revenue was primarily related to a reduction in the scope of services provided under our research services agreement with Merial beginning in January 2015, which resulted in a $0.8 million decrease in revenue under this agreement.
Liquidity and Capital Resources
Sources of Liquidity
Through June 30, 2015, we have funded our operations through revenue from the provision of contract research and development services and from net proceeds from debt and equity issuances. Substantially all of our historical revenue has been generated from the provision of our contract research and development services, which were provided by our Services Business that we divested through a sale transaction that closed in July 2015 (see "Recent Developments" above). As of June 30, 2015, we had cash and cash equivalents of approximately $57.1 million, compared to $32.2 million as of December 31, 2014. The increase in our cash and cash equivalents was primarily due to our April 2015 follow-on public offering, in which we sold an aggregate of 5,376,622 shares of common stock at a public offering price of $7.70 per share. Net proceeds were approximately $38.0 million, after deducting underwriting discounts and commissions and offering expenses totaling $3.4 million. The cash increase generated by this offering was partially offset by continued development costs associated with our lead product candidate, SCY-078. We have incurred net losses since our inception, including the six months ended June 30, 2015. As of June 30, 2015, our accumulated deficit was $133.4 million.
We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other third-party funding, strategic alliances and licensing or collaboration arrangements.

Cash Flows
The following table sets forth the significant sources and uses of cash for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014
	(unaudited; dollars in thousands)
Cash and cash equivalents, January 1	$32,243	$1,402
Net cash used in operating activities	(12,819)	(4,068)
Net cash used in investing activities	(527)	(107)
Net cash provided by financing activities	38,160	41,198
Net increase in cash and cash equivalents	24,814	37,023
Cash and cash equivalents, June 30	$57,057	$38,425
Operating Activities
The $8.8 million increase in net cash used in operating activities for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was primarily due to increases in costs associated with SCY-078 development efforts and public reporting company operations. We expect that our research and development expenses will continue to increase as we pursue our SCY-078 development efforts described in the "Recent Developments" section above and we expect we will continue to incur selling, general and administrative expenses to support our operations.
Net cash used in operating activities of $12.8 million for the six months ended June 30, 2015, primarily consisted of the $15.9 million net loss adjusted for non-cash charges, offset by a net favorable change in operating assets and liabilities of $0.3 million, that included an impairment charge on classification of assets as held for sale of $1.4 million, depreciation of $0.4 million, and stock-based compensation expense of $1.1 million. The non-cash impairment charge and the stock-based compensation are discrete, non-recurring events, and depreciation is expected to decrease beginning in the third quarter of 2015 because the majority of that cost is associated with our lease obligations for our Durham, N.C. facility that was transferred as part of the sale of the Services Business. The net favorable change in operating assets and liabilities included an increase in accrued but unpaid severance and retention costs of $1.5 million partially offset by an increase in prepaid expenses and other assets of $1.3 million. The accrued severance and retention costs are related to the Services Business Plan, the Retention Plan, and the resignation of our former chief financial officer. We expect the majority of these severance and retention accruals to be relieved through cash payments occurring during the second half of 2015 and the first half of 2016. We also expect to recognize additional severance costs associated with the Services Business Plan and the resignation of our former president in the third quarter of 2015 in connection with the occurrence of the sale of the Services Business and the resignation, respectively. These plans and resignations are described further in "Recent Developments" section above. The increase in prepaid expenses and other assets is primarily due to (i) the timing and amount of prepayments for insurance policies and other third party services and (ii) a $0.6 million increase in the receivable balance due from R-Pharm for reimbursable research and development expenditures. We expect to collect the outstanding receivable due from R-Pharm in the second half of 2015.
Net cash used in operating activities of $12.8 million for the six months ended June 30, 2015, includes $2.6 million of net cash used in the operating activities of our Services Business, as reported within discontinued operations, that we do not expect to continue on a prospective basis following the July 2015 sale of the Services Business. Excluding the net cash used by the Services Business during the period, our net cash used in the operating activities of our continuing operations was $10.2 million for the six months ended June 30, 2015.
Net cash used in operating activities of $4.1 million for the six months ended June 30, 2014, primarily consisted of net income of $2.6 million, adjusted by favorable non-cash charges for a loss on extinguishment of debt of $1.4 million, depreciation of $0.6 million, stock-based compensation expense of $0.4 million, the amortization of deferred financing costs of $0.8 million, and a favorable change in operating assets and liabilities of $0.1 million. These favorable adjustments were offset by an adjustment for the non-cash gain on the change in fair value of derivative liabilities of $10.1 million in the period, which was described in the "Components of Operating Results" section above.
Investing Activities
Net cash used in investing activities of $0.5 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively, consisted of purchases of property and equipment of $0.5 million and $0.3 million in those periods, respectively. The cash use in the six months ended June 30, 2014, was partially offset by a receipt of $0.2 million in proceeds from an insurance recovery during the second quarter of 2014. Our cash used for purchases of property and equipment was substantially all related to our Services Business operations, which we sold in June 2015. As a result, we expect a decrease in future cash purchases of property and equipment, other than non-recurring capital expenditures to support continuing operations and associated with our pending relocation to New Jersey.
Financing Activities
Net cash provided by financing activities of $38.2 million for the six months ended June 30, 2015, consisted of gross proceeds of $41.4 million from our April 2015 follow-on public offering, partially offset by related underwriting discounts and commissions and offering expenses totaling $3.4 million. We also received proceeds from the issuance of shares of our common stock to employees under the terms of our employee stock purchase plan.
Net cash used in financing activities of $41.2 million for the six months ended June 30, 2014, consisted of $62.0 million of gross proceeds received from our IPO in May 2014 and $0.5 million in proceeds raised from the issuance of shares of our D-2 preferred stock in January 2014, offset partially by a $15.0 million payment to settle all outstanding borrowings under our 2013 Credit Agreement and $6.4 million of payments for deferred offering costs and underwriting discounts and commissions.
Future Funding Requirements
To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize SCY-078. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. Although we successfully raised net proceeds of approximately $38.0 million in a follow-on public offering in April 2015, we anticipate that we will need substantial additional funding in connection with our continuing future operations.
As described in the "Recent Developments" section above, we completed the sale of our Services Business pursuant to an Asset Purchase Agreement, dated July 17, 2015, with Accuratus Lab Services, Inc. for an aggregate purchase price of $3.9 million, subject to a pre-closing working capital adjustment of $0.8 million. In addition, a portion of the consideration payable at closing equal to $0.5 million was withheld and is subject to an escrow for a period of 12 months from the date of closing to satisfy our indemnification obligations in connection with breaches of any representation and warranties and other customary obligations under the terms of the Agreement. The resulting net proceeds received by us at closing in July 2015 totaled approximately $2.5 million.
Based upon our existing operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2017. We are currently evaluating our operating plan and assessing the potential cash utilization impact of SCY-078 development strategy updates and the relocation of our headquarters and operations, both of which are described in the "Recent Developments" section above. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
Our future capital requirements will depend on many factors, including:

•	the progress, costs, and the clinical development of SCY-078;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the ability of product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs associated with the divestiture of our Services Business, including the costs associated with the Services Business Plan described in the "Recent Developments" section above;

•
the costs associated with the relocation of our corporate headquarters and operating activities to Jersey City, New Jersey, including the costs associated with the Retention Plan described in the "Recent Developments" section above;

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

•	our need and ability to hire additional management and scientific and medical personnel;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems associated with our pending relocation to New Jersey; and

•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.
Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings, or other third-party funding, marketing and distribution arrangements, or other collaborations, strategic alliances or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.
Contractual Obligations, Commitments and Contingencies
We have had several material changes in our contractual obligations, commitments or contingencies since December 31, 2014, described as follows:

•
In May 2015, our board of directors approved, and we communicated, the material terms of our compensatory plan for the non-executive employees of our Services Business. The compensatory plan is designed to promote the retention of services of such non-executive employees in connection with such a potential sale. Our obligations under the compensatory plan were contingent upon the successful closing of the sale of the Services Business, which occurred in July 2015. The material terms of the compensatory plan are described in the "Recent Developments" section above.

•
In May 2015, in connection with our planned relocation of our continuing operations to Jersey City, New Jersey, we designed a compensatory plan to promote the retention of services of non-executive employees supporting our continuing operations, which we refer to as the Retention Plan. The Retention Plan terms provide for certain cash compensation payments and severance payments, as well as modifications to the terms of currently outstanding stock options held by such non-executive employees. The material terms of the compensatory plan are described in the "Recent Developments" section above.

•
In May 2015, our compensation committee of the board of directors approved a compensatory arrangement for our former chief financial officer that provided for certain payments and benefits in connection with his resignation effective June 30, 2015. The material terms of the compensatory arrangement are described in the "Recent Developments" section above.

•
In July 2015, we entered into a compensatory arrangement for our former president that provided for certain payments and benefits in connection with his resignation effective July 21, 2015. The material terms of the compensatory arrangement are described in the "Recent Developments" section above.

•
In July 2015, we entered into a Commitment to Services Agreement with Accuratus pursuant to which Accuratus shall provide us with certain contract research and development services for eighteen months following the closing of the sale of the Services Business for a minimum, non-cancellable purchase price obligation on the part of us of at least $3.3 million over the initial term of the Services Agreement.

•
In July 2015, as a condition to the execution of the Asset Purchase Agreement, Accuratus assumed our post-closing obligation under our facility lease in Durham, North Carolina. We will continue to operate from the Durham facility immediately after the closing for a period of up to six months pursuant to a facility license and a transition services agreement. In addition, under a Transition Services Agreement, Accuratus will provide accounting, IT, payroll, personnel and human resources support, and equity compensation plan administration support services to us at rates ranging from one hundred to two hundred dollars per hour for a period of time not to extend beyond December 31, 2015.

•
In July 2015, in connection with the sale of the Services Business and our planned relocation of our continuing operations to Jersey City, New Jersey, we entered into the Sublease that became effective July 22, 2015, to sublet certain premises consisting of 10,141 square feet of space located at 101 Hudson Street, Jersey City, New Jersey from Optimer Pharmaceutical, Inc. The material terms of the Sublease are described in the "Recent Developments" section above.

•
In July 2015, in connection with the sale of the Services Business, contracts to provide services to Merial Limited and Elanco Animal Health, along with all other contracts directly associated with the Services Business, were assigned to Accuratus.

Off-Balance Sheet Arrangements
During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our interim financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
As of June 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q. These risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us, or that we currently see as immaterial, may also harm our business. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K as filed with the SEC on March 30, 2015, except for those risk factors below designated by an asterisk (*) and those risk factors relating to the Services Business that no longer apply to us as a result of the sale of the Services Business, which have been deleted.
Risks Relating to Our Financial Condition and Need for Additional Capital
We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*
We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including a net loss of approximately $4.2 million for the year ended December 31, 2014. We incurred a net loss of $15.9 million for the six months ended June 30, 2015 and expect to incur a net loss for the year ending December 31, 2015. As of June 30, 2015, we had an accumulated deficit of approximately $133.4 million. Although we have generated revenues through our contract research and development services, these revenues historically have not been sufficient to support our business, and so in addition we have financed our operations through the sale of convertible preferred stock, convertible debt, and common stock. On a prospective basis, our strategic focus, along with the commitment of our financial resources, will be directed towards the development of SCY-078, our lead product candidate. We have not generated any revenue from product sales. Although we had cash and cash equivalents of $57.1 million as of June 30, 2015, there can be no assurances that we will be able to continue our operations on a long-term basis. We have suffered substantial losses from operations since inception and may require additional financing.
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
As a result of the foregoing, we expect to experience net losses and negative cash flows from operations for the foreseeable future, and we are unable to predict when, or if, we will be able to achieve profitability. Our losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity, financial position and working capital.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.*
Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter to quarter or year to year due to a variety of factors, many of which are beyond our control. The following factors relating to our business, as well as factors described elsewhere in this quarterly report, may contribute to these fluctuations:

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
We may continue to require substantial additional capital, and if we are unable to raise capital when needed we would be forced to delay, reduce or eliminate our development program for SCY-078.*
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate, the timing of the submission of the NDA could be delayed, and any potential product approval could be delayed. We believe that our existing cash and cash equivalents as of June 30, 2015, will be sufficient to meet our anticipated operating requirements into the first half of 2017; provided, however, that changing circumstances may cause us to consume cash more rapidly than we currently anticipate. We may need to raise additional funds from additional issuances of equity and/or debt securities or otherwise obtain funding through strategic alliances or collaborations with third parties. In any event, we will require additional capital to complete development of, to seek regulatory approval for and, if approval is obtained, to commercialize SCY-078 and any future product candidates we may seek to develop. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.
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
We have a significant concentration of credit risk in the form of cash on deposit with a bank, which exceeds the individual account FDIC insurance limits.*
We have cash and cash equivalents of $57.1 million on deposit with a single bank as of June 30, 2015. We monitor the credit rating of our commercial bank based on the quarterly reviews of independent analysts. We plan to explore viable alternatives to our current arrangement. If the commercial bank experiences insolvency and we are unable to access our cash and cash equivalents, or if we experience a loss of principal, it may adversely affect our ability to develop and commercialize SCY-078 and any future product candidates we may seek to develop.
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
We were spun out from Aventis in 2000 as a chemistry and animal health services company, providing contract research services to third parties. Since then, we have derived substantially all of our revenue from providing these services to human and animal health companies to assist them in developing their own drug candidates, which business we sold in July 2015. In the course of providing these services, we leveraged this expertise to develop our own proprietary compounds, including a platform of cyclophilin inhibitors, among them SCY-635, which we exclusively licensed to Waterstone in October 2014 in the field of human health. In 2013, under our contract with Merck Sharp & Dohme Corp., or Merck, a subsidiary of Merck & Co., Inc., Merck exclusively licensed SCY-078 to us in the field of human health and in conjunction with that license transferred to us the investigational new drug application on file with the FDA and related regulatory responsibilities, as well as all data Merck had developed for the compound, plus active pharmaceutical ingredients and tablets. In 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us.
Although we have conducted Phase 1 and Phase 2 studies of SCY-635, our cyclophilin inhibitor that we exclusively licensed to Waterstone in October 2014 in the field of human health, we only acquired the rights to develop SCY-078, our lead drug candidate for the treatment of invasive fungal infections, in May 2013. We do not have a significant history of developing our own drug candidates, and we have not brought any drug candidates to market, which makes it difficult to assess our ability to develop and commercialize SCY-078 and any future product candidates we may seek to develop or commercialize.
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
We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development and commercialization of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market product candidates in the United States until and unless we receive approval of an NDA from the FDA. We have not submitted an NDA for SCY-078. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The product development and regulatory review process typically takes years to complete, involves numerous uncertainties and the potential for concerns to emerge late in the development process, and approval is never guaranteed. Even if a product is approved, the FDA may limit the indications for which the product may be used, include extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate, including the imposition of a Risk Evaluation and Mitigation Strategy, or REMS. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of a product candidate, once obtained, may be withdrawn. If SCY-078 or any of our other wholly-owned or partnered product candidates do not receive timely regulatory approval, or fail to maintain that regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, the filing of our NDA or the receipt of regulatory approval does not assure commercial success of any approved product.
Although the oral form of SCY-078 has been granted Qualified Infectious Disease Product status, this does not guarantee that the length of the FDA review process will be significantly shorter than otherwise, or that SCY-078 will ultimately be approved by the FDA.
We applied to the FDA for, and received, the designation of the oral tablet formulation of SCY-078 as a Qualified Infectious Disease Product, or QIDP, under the Generating Antibiotic Incentives Now Act, or GAIN Act. We also applied to the FDA for, and were granted, fast track product designation. We will be submitting applications to have the IV formulation of SCY-078 designated as a QIDP and as a fast track product. There is no guarantee that the IV form of SCY-078 will be granted QIDP or fast track status. We anticipate that the QIDP designation will provide, among other benefits, eligibility for fast track designation, which allows for companies to interact with the FDA review team frequently to discuss critical development issues such as study design, required safety data necessary to support approval, and structure and content of an NDA. Additionally, should the FDA determine that a fast track product may be effective after their preliminary evaluation of clinical data submitted by a sponsor, the FDA may also consider reviewing portions of a marketing application before the sponsor submits the complete application, a process known as rolling review. If SCY-078 is approved for its proposed use and awarded five years of exclusivity as a new chemical entity, or NCE, SCY-078 will be eligible for a ten-year period of data exclusivity, comprising five years of NCE exclusivity plus an additional five years as a designated QIDP. This exclusivity period should protect SCY-078 from being referenced in an abbreviated new drug application, or ANDA, in support of a generic drug, or a 505(b)(2) new drug application for a follow-on product until the expiration of the exclusivity period (which may be shortened by one year if an ANDA or 505(b)(2) applicant seeks to challenge any of the patents that claim SCY-078). However, the primary framework of the GAIN Act became effective July 9, 2012, and as a relatively new law there is limited precedent for the way in which it will be implemented. Receipt of QIDP designation in practice may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA or related exclusivity benefits.
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
Delays in our Phase 2 study’s patient enrollment process, including delays associated with the implementation of recent protocol amendments, potential additional protocol amendments that we are currently evaluating, and the opening of additional investigational sites inside and outside the US, could have an adverse effect on the costs and timing of our SCY-078 development efforts.*
Our multicenter Phase 2 study with primary endpoints of safety, tolerability, and pharmacokinetics of the oral formulation of SCY-078 as step-down treatment in patients initially treated with echinocandin therapy for invasive Candida infections is ongoing. The enrollment into the study continues but has been slower than anticipated. New investigational sites have been opened and the study protocol has been amended to facilitate enrollment. We are planning to open additional investigational sites in the US, we intend to open sites outside of the US and we are evaluating subsequent amendments to the protocol. These measures are expected to increase enrollment into the study. If the amendments to our Phase 2 study protocol and implementation of new investigational sites are not successful or do not result in expediting enrollment in our Phase 2 study of SCY-078, we may continue to experience enrollment delays that could increase our costs, limit our ability to achieve acceptable enrollment parameters, adversely affect the data we expect to receive from the study, limit our ability to achieve the study's objectives, or cause us to terminate the study before it is completed.
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
In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including differences in trial protocols and design, differences in size and type of the patient populations, adherence to the dosing regimen and the rate of dropout among clinical trial participants. Further, the patients taking SCY-078 often have other significant medical issues, such as organ transplants, cancer or other conditions in which their immune systems are suppressed, which makes it difficult to measure the effect of SCY-078 in the presence of these medical issues. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any partners may conduct will demonstrate consistent and/or adequate efficacy and safety to obtain regulatory approval to market SCY-078 and any future product candidates we may seek to develop.
We have limited experience in conducting clinical trials and have never submitted an NDA before, and we may be unable to do so for SCY-078 or any future product candidate we may seek to develop.
Merck completed seven Phase 1 clinical trials of SCY-078, and we are planning to conduct Phase 1, Phase 2, and Phase 3 clinical trials of SCY-078. The conduct of successful Phase 2 and Phase 3 clinical trials is essential in obtaining regulatory approval, and the submission of a successful NDA is a complicated process. We have limited experience in preparing and submitting regulatory filings, have previously only sponsored one Phase 2 clinical trial, and have not previously sponsored any Phase 3 clinical trials, nor have we ever submitted an NDA. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that is acceptable to the FDA and leads to an NDA submission, acceptance and approval of SCY-078 or any future product candidate we may seek to develop. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we may seek to develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing SCY-078 or any future product candidate we may develop.
The environment in which our regulatory submissions may be reviewed changes over time, which may make it more difficult to obtain regulatory approval of any of our product candidates we may seek to develop or commercialize.
The environment in which regulatory submissions are reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any submission with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risks of certain drug products, regulatory authorities, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk evaluation and mitigation strategies that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from preclinical studies and clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense, a delay or failure in obtaining approval or approval for a more limited indication or conditions of use than originally sought.
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
The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and federal civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some of these states also prohibit certain marketing related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, certain states, including California, Connecticut, Nevada, and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes.

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

Risks Relating to Our Drug Development Activities and Former Contract Research and Development Services
As a result of the divestiture of our former contract research and development business, we now contract with a third-party provider for certain drug development activities related to SCY_078 and if these services are terminated or are not as effective as when we could provide them internally, our development of SCY-078 may be delayed or harmed.*
In connection with the sale of our former contract research and development business (“Services Business”) to Accuratus, we entered into the Services Agreement (“Services Agreement”) with Accuratus pursuant to which Accuratus will provide us with certain contract research and development services for 18 months following the closing of the sale of the Services Business. The purpose of the Services Agreement is to replace drug development services for the advancement of SCY-078 that were previously provided internally by our employees prior to the sale of the Services Business. These former employees have extensive knowledge and expertise pertaining to our SCY-078 drug development activities, and we are substantially dependent upon the continued access to their expertise pursuant to the terms of the Services Agreement. If we lose our ability to access this expertise, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could adversely affect our development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that any provider will need additional time to respond to our needs and may not provide the same or similar type or level of services, which could have an adverse affect on the cost and timing of our development activities related to SCY-078.
We face potential liability and exposure as a result of the prior performance of our contract research and development services, and if successful claims are brought against us, we may incur substantial liability, which may exceed the revenues we have received for the prior performance of our contract research and development services.
To date substantially all of our revenue has been generated from the former provision of our contract research and development services. In the event that a regulator asserts that we have conducted activities in a non-compliant manner or a former customer asserts that we have conducted our contract research and development services negligently, or otherwise asserts that as a result of the performance of our contract research and development services for that client we have somehow harmed their business or the prospects of their product candidates, we could be subject to litigation, which could divert management’s attention from the operation of our business, including the development of SCY-078, or subject us to indemnification obligations to Accuratus under the terms of our Agreement with them in connection with the divestiture of our Services Business. Further, if such litigation is successful, or if we determine that we must settle the litigation, we could be forced to pay substantial damages, which could be more than the revenues that we generated from that customer, as the services that we performed are only a small portion of the development efforts of our customers. Even if we are successful in defending any such claims, we could incur substantial legal costs to do so. Further, publicity of any such litigation or claims could hurt our reputation. Any such litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
Risks Related to Our Dependence on Third Parties
We are dependent on our existing third-party collaboration with R-Pharm to commercialize SCY-078 in the Russian Federation and certain other countries, and if R-Pharm is not successful in commercializing SCY-078 in those countries, we will lose a significant source of potential revenue.
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
We have no experience manufacturing product candidates on a large clinical or commercial scale. As a result, we are and will be dependent on third parties for the manufacture of SCY-078 and any future product candidates we may seek to develop, and if we experience problems with any of these third parties, the commercial manufacturing of SCY-078 and any future product candidates we may seek to develop could be delayed.*
We do not have personnel with experience in drug product manufacturing. If SCY-078 is approved, the inability to manufacture sufficient commercial supplies of the drug product could adversely affect product commercialization. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of our product candidates, including SCY-078. We may encounter technical difficulties or delays in the transfer of SCY-078 manufacturing on a commercial scale to a third-party manufacturer, or may be unable to enter into agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms.
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
Risks Related to Employee Matters and Managing Growth
We may not be able to manage our business effectively if we are unable to attract and retain key personnel.*
We may not be able to attract or retain qualified management, finance, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, due in part to our pending relocation of our corporate and operational headquarters to Jersey City, New Jersey. Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. However, the trading price of our common stock as listed on the NASDAQ Global Market has traded at or below the exercise price of a significant portion of the stock options currently held by our executive officers and key employees. This may reduce the retention value of these options and we may need to grant additional stock options, make further amendments to the terms of existing option awards, or provide alternative compensation and retention programs to continue to retain our employees, especially our key employees and executive officers. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy. Recently, Yves Ribeill, who served as our President and Chief Executive Officer since 1999, stepped down as Chief Executive Officer and then resigned from his role as our President in July 2015. On April 1, 2015, Marco Taglietti, M.D. became our Chief Executive Officer. Charles Osborne, who served as our Chief Financial Officer, resigned from our company in June 2015 and on July 22, 2015, Jonathan Sears Woodall became our Interim Chief Financial Officer. Our Chief Medical Officer also recently resigned in February 2015 and David Angulo, M.D. became our new Chief Medical Officer, effective June 1, 2015. As a result, we have had significant management turnover and if we are unable to retain our current executive officers and key employees our ability to implement our business strategy successfully could be seriously harmed.
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
Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters submitted to our stockholders for approval.*
As of August 1, 2015, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together own shares representing approximately 57% of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to influence matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate action. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
To build the infrastructure to allow us to assess the effectiveness of our internal control over financial reporting, we took certain measures during 2014 that including the hiring of key personnel, the design and implementation of certain additional control activities, and the evaluation of those new control activities, as well as existing control activities, to determine whether our system of internal controls was operating effectively to mitigate risks of material misstatement in our financial reporting. We believe our previously identified material weaknesses were remediated as of December 31, 2014, and we have maintained effectiveness of our internal controls throughout the interim period ending June 30, 2015. If we are unsuccessful in maintaining an appropriate accounting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures, or comply with existing or new reporting requirements.
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
There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus effective May 2, 2014, filed with the SEC pursuant to Rule 424(b) of the Securities Act. Through June 30, 2015, $35.5 million of the net proceeds had been used for the purposes set forth in our prospectus, including $15.0 million to pay off the balance and all accrued interest on our credit facility with HSBC Bank on May 7, 2014, and $20.5 million for the development of our lead product candidate SCY-078 and to fund working capital, capital expenditures and other general corporate purposes.

Item 6.	Exhibits
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 19, 2015

By:	/s/ Jonathan Sears Woodall
Jonathan Sears Woodall Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 19, 2015

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1
Asset Purchase Agreement, dated July 17, 2015, between the Company and Accuratus Lab Services, Inc. (Filed with the SEC as Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on July 23, 2015, SEC File No. 001-36365, and incorporated by reference here).

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

10.1	Compensation arrangement with non-employee directors.

10.2	2015 Inducement Award Plan (Filed with the SEC as 10.34 to our Registration Statement on Form S-1, filed with the SEC on April 9, 2015, SEC File No. 333-203314, and incorporated by reference here).

10.3	2014 Equity Incentive Plan (Filed with the SEC as Annex A to our proxy statement on Schedule 14A, filed with the SEC on April 22, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.4	Release and Settlement Agreement, dated June 30, 2015, between the Company and Charles F. Osborne, Jr.

10.5
Sublease Agreement, dated July 13, 2015, between the Company and Optimer Pharmaceuticals, Inc. (Filed with the SEC as Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 23, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.6
Release And Settlement Agreement, dated July 21, 2015, between the Company and Yves Ribeill (Filed with the SEC as Exhibit 10.3 to our current report on Form 8-K, filed with the SEC on July 23, 2015, SEC File No. 001-36365, and incorporated by reference here).

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