Form 10-Q
period 2015-09-30
SCYNEXIS INC
filed 2015-11-13
CIK 1178253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2015, there were 13,905,599 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCYNEXIS, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$53,766	$32,243
Prepaid expenses and other current assets	2,157	703
Assets of discontinued operations, net (Note 13)	—	6,701
Total current assets	55,923	39,647
Other assets	86	25
Deferred offering costs	86	—
Total assets	$56,095	$39,672
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$796	$426
Accrued expenses	1,539	2,245
Accrued severance and retention costs, current portion (Note 12)	2,801	—
Deferred revenue, current portion	257	257
Liabilities related to assets of discontinued operations (Note 13)	—	2,420
Total current liabilities	5,393	5,348
Deferred revenue, net of current portion	699	893
Deferred rent	25	—
Accrued severance and retention costs, net of current portion (Note 12)	8	—
Total liabilities	6,125	6,241
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of September 30, 2015, and December 31, 2014; 13,905,599 and 8,512,103 shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively	14	8
Additional paid-in capital	191,702	150,934
Accumulated deficit	(141,746)	(117,511)
Total stockholders’ equity	49,970	33,431
Total liabilities and stockholders’ equity	$56,095	$39,672
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total revenue	$64	$61	$193	$192
Operating expenses:
Research and development	3,458	2,478	10,525	5,621
Selling, general and administrative	4,143	2,121	9,628	5,582
Total operating expenses	7,601	4,599	20,153	11,203
Loss from operations	(7,537)	(4,538)	(19,960)	(11,011)
Other (income) expense:
Amortization of deferred financing costs and debt discount	—	—	—	755
Loss on extinguishment of debt	—	—	—	1,389
Interest (income) expense	(8)	—	(10)	49
Derivative fair value adjustment	—	—	—	(10,080)
Other expense	—	—	—	10
Total other (income) expense	(8)	—	(10)	(7,877)
Loss from continuing operations before tax	(7,529)	(4,538)	(19,950)	(3,134)
Income tax benefit	—	338	—	909
Loss from continuing operations	(7,529)	(4,200)	(19,950)	(2,225)
Discontinued operations (Note 13):
Income (loss) from discontinued operations, net of income tax expense of $0 and $338 for the three months ended September 30, 2015 and 2014, respectively, and $0 and $909 for the nine months ended September 30, 2015 and 2014, respectively	(826)	396	(4,285)	1,066
Net loss	(8,355)	(3,804)	(24,235)	(1,159)
Deemed dividends, accretion, and allocation of net income to convertible preferred stockholders (Note 5)	—	—	—	(1,633)
Net loss attributable to common stockholders - basic	(8,355)	(3,804)	(24,235)	(2,792)
Derivative fair value adjustment	—	—	—	(10,080)
Net loss attributable to common stockholders - diluted	$(8,355)	$(3,804)	$(24,235)	$(12,872)
Income (loss) per share attributable to common stockholders - basic
Continuing operations	$(0.54)	$(0.50)	$(1.72)	$(0.82)
Discontinued operations	(0.06)	0.05	(0.37)	0.23
Net loss per share - basic	$(0.60)	$(0.45)	$(2.09)	$(0.59)
Income (loss) per share attributable to common stockholders - diluted
Continuing operations	$(0.54)	$(0.50)	$(1.72)	$(2.80)
Discontinued operations	(0.06)	0.05	(0.37)	0.21
Net loss per share - diluted	$(0.60)	$(0.45)	$(2.09)	$(2.59)
Weighted average common shares outstanding:
Basic	13,904,331	8,504,785	11,576,498	4,703,278
Diluted	13,904,331	8,504,785	11,576,498	4,976,965
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(24,235)	$(1,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash component of impairment loss on classification of assets as held for sale (Note 13)	586	—
Loss on disposal of Services Business (Note 13)	73	—
Gain on insurance recovery	—	(165)
Loss on extinguishment of debt	—	1,389
Recovery of bad debt	—	(75)
Depreciation	447	918
Stock-based compensation expense	2,656	837
Amortization of deferred financing costs and debt discount	—	755
Change in fair value of derivative liability	—	(10,080)
Changes in deferred rent	(108)	(97)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(523)	(252)
Prepaid expenses, other assets, and deferred costs	(855)	(876)
Accounts payable and accrued expenses	(431)	907
Accrued severance and retention cost obligations	2,809	—
Deferred revenue	1,018	147
Net cash used in operating activities	(18,563)	(7,751)
Cash flows from investing activities:
Proceeds from insurance recovery	—	216
Proceeds from sale of Services Business (Note 13)	2,549	—
Purchases of property and equipment	(547)	(632)
Net cash provided by (used in) investing activities	2,002	(416)
Cash flows from financing activities:
Proceeds from public offerings	41,400	62,000
Proceeds from sale of preferred stock	—	544
Repayment of debt	—	(15,000)
Payments of deferred offering costs and underwriting discounts and commissions	(3,422)	(6,875)
Proceeds from employee stock purchase plan issuance	106	68
Proceeds from exercise of stock warrants	—	55
Proceeds from exercise of stock options	—	9
Net cash provided by financing activities	38,084	40,801
Net increase in cash and cash equivalents	21,523	32,634
Cash and cash equivalents, beginning of period	32,243	1,402
Cash and cash equivalents, end of period	$53,766	$34,036
Supplemental cash flow information:
Cash paid for interest	$—	$49
Noncash financing and investing activities:
Beneficial conversion feature on sale of Series D-2 preferred stock	$—	$909
Beneficial conversion feature for antidilution adjustment	$—	$214
Adjustment of preferred stock to redemption value	$—	$510
Deferred offering costs included in accounts payable and accrued expenses	$52	$—
Equipment purchases in accounts payable and accrued expenses	$12	$11
Impairment of fixed asset	$—	$51
Deferred offering costs reclassified to additional paid-in capital	$3,388	$4,127
Warrant derivative liability reclassified to additional paid-in capital	$—	$2,701
Conversion of convertible preferred stock to common stock	$—	$88,790
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

1.	Description of Business and Basis of Preparation
Organization
SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a pharmaceutical company, headquartered in Jersey City, New Jersey, committed to the development and commercialization of novel anti-infectives to address significant unmet therapeutic needs.
Until July 17, 2015, the Company also offered its services in drug discovery and development, primarily in the form of integrated research teams consisting of medicinal, computational, analytical, and process scientists working on a collaborative basis with its customers on research projects. These services were provided by the Company's contract research and development services business (the "Services Business") asset group. As part of the Company's strategic objective to focus its resources on the development of SCY-078, the Company's board of directors directed the Company to divest the Services Business, which was no longer strategic to the Company's business. On July 21, 2015, the Company completed the sale of the Services Business asset group to Accuratus Lab Services, Inc. ("Accuratus"), a private-equity backed process chemistry, formulation, manufacturing and analytical development services provider, pursuant to an Asset Purchase Agreement (the "Purchase Agreement"), with an effective date of July 17, 2015. The material terms of the Services Business sale transaction are described in Note 13.
Unaudited Interim Financial Information
The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results for the full year or the results for any future periods. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 30, 2015, and the Company’s re-cast financial statements to take into account the sale of the Services Business as set forth in Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on October 30, 2015.
Discontinued Operations
As described in Note 13, the Company met the relevant criteria for reporting the Services Business in discontinued operations in the second quarter of 2015. The accompanying unaudited interim financial statements present the Services Business as held for sale and in discontinued operations as of and for the three and nine month periods ended September 30, 2015, and 2014, pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include: the receivable allowances; the valuation of the related-party deemed contribution; the fair value of the Company’s common stock used to measure stock-based compensation for options granted to employees and nonemployees and to determine the fair value of common stock warrants; the Services Business asset group's fair value less costs to sell, which was used to assess the Services Business asset group for impairment; the fair value of convertible preferred stock; the fair value of the Company’s derivative liability; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimated useful lives of property and equipment.

Reverse Stock-splits
On March 17, 2014, the Company amended its amended and restated certificate of incorporation to implement a 1-for-4 reverse stock split of its common stock. The reverse stock split did not cause an adjustment to the par value or the authorized shares of common stock. As a result of the reverse stock split, the Company adjusted the share amounts under its employee incentive plans, outstanding options and common stock warrant agreements with third parties.
On April 25, 2014, the Company amended its amended and restated certificate of incorporation to implement an additional 1-for-5.1 reverse stock split of its common stock. The reverse stock split did not cause an adjustment to the par value or the authorized shares of common stock. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plans, outstanding options and common stock warrant agreements with third parties.
All disclosures of common shares and per common share data in the accompanying interim financial statements and related notes reflect these two reverse stock splits for all periods presented.
Initial Public Offering
On May 7, 2014, the Company completed an initial public offering (“IPO”) of its common stock. The Company sold an aggregate of 6,200,000 shares of common stock at a public offering price of $10.00 per share. Net proceeds to the Company were $54,583 after deducting underwriting discounts and commissions of $3,290 and offering expenses of $4,127. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 1,691,884 shares of common stock and certain outstanding warrants were exercised for an additional 275,687 shares of common stock. In connection with the consummation of the IPO, the Company repaid outstanding debt with a principal balance of $15,000, plus all accrued interest, to the holder of such debt, which was outstanding pursuant to a credit agreement referred to herein as the 2013 Credit Agreement. The significant increase in the shares outstanding beginning in May 2014 has impacted the comparability of the Company's net income (loss) per share calculations between the interim 2015 and 2014 periods.
April 2015 Follow-on Public Offering
On April 28, 2015, the Company completed a follow-on public offering (the "April 2015 Offering") of its common stock. The Company sold an aggregate of 5,376,622 shares of common stock at a public offering price of $7.70 per share. Net proceeds to the Company were approximately $38,012 after deducting underwriting discounts and commissions and offering expenses of approximately $3,388. The significant increase in the shares outstanding beginning in April 2015 has impacted the comparability of the Company's net income (loss) per share calculations between the interim 2015 and 2014 periods.

2.	Summary of Significant Accounting Policies
Assets Held for Sale
The Company considers assets to be held for sale (i) when management or others having the authority to do so approve a plan to sell the assets, (ii) the assets are available for immediate sale in their present condition, (iii) the Company has initiated an active program to locate a buyer and other actions required to complete the plan to sell the assets, (iv) consummation of the transaction is probable, (v) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair value, and (vi) the transaction is expected to qualify for recognition as a completed sale, within one year. Following the classification of property and equipment as held for sale, the Company discontinues depreciating the asset and writes down the asset to the lower of carrying value or fair market value, if needed. As described in Note 13, on May 4, 2015, actions taken by the Company's board of directors caused the Company to meet the relevant criteria for reporting the Services Business as held for sale.
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
Deferred Offering Costs
Deferred offering costs are expenses directly related to the IPO, the April 2015 Offering, or the Company's shelf registration statement on Form S-3 filed with the SEC in October 2015 (the "Shelf Registration") (see Note 14). These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the offerings. The IPO deferred offering costs were offset against the IPO proceeds in May 2014 and were reclassified to additional paid-in capital upon completion of the IPO. Deferred costs associated with the April 2015 Offering were offset against the proceeds from the April 2015 Offering and were reclassified to additional paid-in capital upon completion of the April 2015 Offering. Deferred costs associated with the Shelf Registration will be reclassified to additional paid in capital on a pro-rata basis in the event the Company completes an offering under the Shelf Registration, with any remaining deferred offering costs charged to the results of operations at the end of the three-year life of the Shelf Registration.
Revenue Recognition and Deferred Revenue
The Company historically derived the majority of its revenue from providing contract research and development services under fee for service arrangements, which were provided by the Company's Services Business that was sold in July 2015 (see Notes 1 and 13). The Company also has entered into collaboration arrangements in exchange for non-refundable upfront payments and consideration as services are performed. These arrangements include multiple elements, such as the sale of licenses and the provision of services. Under these arrangements, the Company also is entitled to receive development milestone payments and royalties in the form of a designated percentage of product sales. The Company classifies non-refundable upfront payments, milestone payments and royalties received under collaboration and licensing agreements as revenues within its statements of operations because the Company views such activities as being central to its business operations.
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
The Company’s deferred revenue includes non-refundable upfront payments received under certain licensing and collaboration arrangements that contain substantive performance obligations that the Company is providing over respective defined service or estimated relationship periods. Such non-refundable upfront payments are recognized over these defined service or estimated relationship periods. The Company received a non-refundable upfront payment of $1,500 from R-Pharm in August 2013 which is being recognized over a period of 70 months. The Company recognized revenue in continuing operations from this upfront payment of $64 and $193 for the three and nine months ended September 30, 2015, respectively, and $61 and $192 for the three and nine months ended September 30, 2014, respectively. The Company received a non-refundable upfront payment of $500 in January 2014 under a research services agreement supported by the Company's Services Business, which was being recognized over a period of 48 months. The Company recognized revenue in discontinued operations from this upfront payment of $5 and $68 for the three and nine months ended September 30, 2015, respectively, and $32 and $90 for the three and nine months ended September 30, 2014, respectively.
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
The Company's August 2013 development, license, and supply agreement with R-Pharm, CJSC (“R-Pharm”), combined with the supplemental arrangement in November 2014, is a collaborative arrangement pursuant to Topic 808 and the Company’s previously described accounting policy. The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. The Company recorded receivables for unpaid reimbursement amounts due from R-Pharm of $872 and $226 as of September 30, 2015 and December 31, 2014, respectively, which are presented in prepaid expenses and other current assets in the accompanying balance sheets.
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

Reimbursements of certain research and development costs by parties under collaborative arrangements have been recorded as a reduction of research and development expense presented within the statement of operations. Such reimbursements were recognized under the collaboration arrangement with R-Pharm during the three and nine months ended September 30, 2015. Information about the Company’s research and development expenses and reimbursements due under collaboration arrangements for the three and nine months ended September 30, 2015 and 2014, is presented as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and development expense, gross	$3,553	$2,478	11,352	5,621
Less: Reimbursement of research and development expense	95	—	827	—
Research and development expense, net of reimbursements	$3,458	$2,478	10,525	5,621

Effect of Recent Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company adopted this guidance in the first quarter of 2015 and has applied it in the accompanying interim financial statements for presentation and disclosure of the Services Business as discontinued operations (see Note 13). The Company will also apply, as applicable, the guidance to future dispositions or classifications as held for sale.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company for the year ending December 31, 2017. The FASB delayed in the effective date of the accounting standards update to fiscal years and interim periods within those years beginning on or after December 15, 2017. The Company is currently evaluating the impact that the implementation of ASU 2014-09 will have on the Company’s financial statements.
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
In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, or ASU 2015-01. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-01 will have a material impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. Under ASU 2015-03, the costs of issuing debt will no longer be recorded as an intangible asset, except when incurred before receipt of the funding from the associated debt liability. Rather, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. The Company does not expect that the adoption of ASU 2015-03 will have a material any impact on its financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. ASU 2015-05 provides guidance to entities about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, entities should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, entities should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10, to determine the asset acquired in a software licensing arrangement. For public companies, ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company does not expect that the adoption of ASU 2015-05 will have a material impact on its financial statements.

3.	Debt Obligations
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
Pursuant to an addendum dated April 29, 2014, upon completion of the IPO on May 7, 2014, the entire outstanding balance of the 2013 Credit Agreement, amounting to $15,000 plus accrued interest, was paid in full using the proceeds from the IPO. The payment on May 7, 2014, released the related party guarantor from all obligations, under and in relation to the 2013 Credit Agreement. The Company recorded a loss on the extinguishment of debt of $1,389 in the three month period ended June 30, 2014, as the remaining deferred financing costs associated with the 2013 Credit Agreement were written off. The Company had no outstanding debt as of September 30, 2015 and as of December 31, 2014.
Amortization of deferred financing costs associated with the 2010 Credit Agreement and 2013 Credit Agreement was $0 for both the three and nine months ended September 30, 2015, and $0 and $755 for the three and nine months ended September 30, 2014, respectively.
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
On December 11, 2013, the noteholders elected to convert the June 2013 Notes into shares of Series D-2 convertible preferred stock. Also on December 11, 2013, the noteholders elected to convert the 2011-2012 Notes into shares of Series D-1 and Series D-2 convertible preferred stock. There was no outstanding principal or accrued interest associated with the 2011-2012 Notes and June 2013 Notes as of September 30, 2015 and as of December 31, 2014.

4.	Commitments and Contingencies
Leases
The Company has relocated its corporate headquarters and operating activities to Jersey City, New Jersey and leases its headquarters facilities under a long-term non-cancelable operating lease. On July 13, 2015, the Company entered into a sublease (the "Sublease") that became effective July 22, 2015, to sublet certain premises consisting of 10,141 square feet of space (the "Subleased Premises") located at 101 Hudson Street, Jersey City, New Jersey from Optimer Pharmaceuticals, Inc. The term of the Sublease commenced on August 1, 2015 (the "Commencement Date") and is scheduled to expire on July 30, 2018. No base rent was due under the Sublease until one month after the Commencement Date. Under the Sublease, the Company is obligated to pay monthly base rent of approximately $25 per month, which amount increases by 3% annually on each anniversary of the Commencement Date. In addition, the Company was required to fund a security deposit with the sublandlord in the amount of $74.
Pursuant to the Purchase Agreement, Accuratus assumed the Company’s post-closing obligation under its facility lease in Durham, North Carolina and the Company was released from any and all post-closing liability under the Durham, North Carolina facility operating lease (see Note 13).
Rent expense was approximately $86 and $522 for the three and nine months ended September 30, 2015, respectively, and $235 and $702 for the three and nine months ended September 30, 2014, respectively. Future minimum lease payments for all operating leases as of September 30, 2015, are as follows:

2015 (remaining three months)	$97
2016	298
2017	307
2018	182
2019	—
Thereafter	—
Total	$884
License Arrangement with Potential Future Expenditures
As of September 30, 2015, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to SCY-078 in the field of human health. SCY-078 is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19,000 upon occurrence of specific events, including initiation of a phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalty percentages are mid- to high-single digits.
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
Clinical Development Arrangements
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies, and other services related to its development activities. The scope of the services under these agreements can generally be modified at any time, and the agreement can be terminated by either party after a period of notice and receipt of written notice.

Other Arrangements
The Company entered into an agreement with a third party firm to assist the Company in exploring the divestiture of its Services Business (see Note 13). Pursuant to the terms of the agreement, in the event that the Company was able to complete a divestiture of its contract research and development services business to a third-party, the Company was obligated to pay a success fee to the third party firm for the greater of $500 or 4% of the transaction consideration. As described in Note 13, the Company completed the sale of the Company’s Services Business pursuant to an Asset Purchase Agreement, dated July 17, 2015. The Company paid and expensed an initial retainer of $50 prior to the closing of the Service Business sale transaction. In July 2015, the Company paid the $450 remaining success fee to the third-party firm in connection with the closing of the sale transaction.
Certain of the Company's employees continue to operate from the Durham facility immediately after the closing for a period of up to six months pursuant to a facility license agreement between the Company and Accuratus dated July 17, 2015. Under the facility license agreement, the Company is obligated to pay monthly license fee of approximately $8 per month. In addition, under a Transition Services Agreement, Accuratus will provide accounting, IT, payroll, personnel and human resources support, and equity compensation plan administration support services to the Company at rates ranging from one hundred to two hundred dollars per hour for a period of time not to extend beyond December 31, 2015.
In connection with the sale of the Services Business, the Company and Accuratus also entered into a Commitment to Services Agreement (the "Services Agreement") pursuant to which Accuratus will provide the Company with certain contract research and development services. The material terms of the Services Agreement are described in Note 13.
Compensatory Arrangements with Employees and Officers
The Company has entered into certain compensatory arrangements and commitments with employees and officers, the material terms of which are described in Note 12.

5.	Convertible Preferred Stock
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
Warrants Associated with Preferred Stock Issuances
In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Convertible Preferred Stock, which converted into the right to purchase 14,033 shares of our common stock in connection with our IPO, however, we refer to these warrants as our Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued in conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of $45.61 per share of common stock in connection with our IPO. These warrants remain outstanding as of September 30, 2015 and will expire on May 7, 2019, which is the five year anniversary of the Company's IPO. The fair value at the date of grant for these instruments was $459, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period. The Company recorded other income associated with the fair value adjustment for these warrants of $0 for both the three and nine months ended September 30, 2015, and $0 and $37 for the three and nine months ended September 30, 2014, respectively.
On December 11, 2013, the Company entered into an agreement to sell 1,785,712 shares of Series D-2 Convertible Preferred Stock ("Series D-2 Preferred") at $1.40 per share for an aggregate price of $2,500 (the “Series D-2 Purchase Agreement”), less issuance costs of $95. The Series D-2 Purchase Agreement included warrants to purchase 87,532 shares of the Company’s common stock at $0.20 per share. The fair value of the warrants on the date of issuance was $4,214, which was recorded as a discount to the Series D-2 Preferred. The fair value of the warrants was $1,714 above the face amount of the Series D-2 Preferred and this excess was expensed to derivative fair value adjustment at issuance. As described in Note 6, the warrants were classified as a derivative liability and were stated at fair value at each reporting period end date prior to being exercised in May 2014 in conjunction with the Company’s IPO.
On January 31, 2014, the Company sold 388,641 shares of Series D-2 Preferred to related parties under the Series D-2 Purchase Agreement at $1.40 per share, for an aggregate price of $544. The sale also included warrants to purchase

19,048 shares of the Company’s common stock at $0.20 per share. The fair value of the warrants on the date of issuance was $906. The fair value of the warrants was $362 above the face amount of the Series D-2 Preferred and this excess was expensed to derivative fair value adjustment at issuance. As described in Note 6, the warrants were classified as a derivative liability and were stated at fair value at each reporting period end date prior to being exercised in May 2014 in conjunction with the Company’s IPO.

6.	Common Stock
Authorized, Issued, and Outstanding Common Shares
The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of September 30, 2015, and December 31, 2014; 13,905,599 and 8,512,103 shares were issued and outstanding at September 30, 2015, and December 31, 2014, respectively. The following table summarizes common stock share activity for the nine months ended September 30, 2015:

Shares of Common Stock
Balance, December 31, 2014	8,512,103
Common stock issued through April 2015 Offering	5,376,622
Common stock issued through employee stock purchase plan	16,874
Balance, September 30, 2015	13,905,599
Shares Reserved for Future Issuance
The Company had reserved shares of common stock for future issuance as follows:

	As of	As of
	September 30, 2015	December 31, 2014
Outstanding stock options	1,207,697	615,322
Outstanding Series C-1 Preferred warrants	14,033	14,033
For possible future issuance under 2014 Equity Incentive Plan (Note 7)	564,445	180,610
For possible future issuance under Employee Stock Purchase Plan (Note 7)	50,283	37,746
For possible future issuance under 2015 Inducement Plan (Note 7)	325,000	—
Total common shares reserved for future issuance	2,161,458	847,711
Common Stock Warrants
The Company had outstanding common stock warrants issued in connection with the Note and Warrant Purchase Agreements (see Note 3) and in connection with certain convertible preferred stock agreements (see Note 5).
The December 2011 Note and Warrant Purchase Agreement included warrants to purchase 26,000 shares of the Company’s common stock at $0.20 per share. The warrants could be exercised for shares of common stock, in accordance with their terms. The number of shares of common stock that could be purchased by exercising the warrants would vary based on the event that occurred and would be calculated in accordance with the December 2011 Note and Warrant Purchase Agreements (see Note 3).
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
On December 11, 2013, in connection with the Series D-2 Convertible Preferred Stock offering, the Company issued warrants to purchase 87,532 shares of the Company’s common stock at an exercise price of $0.20 per share. These warrants were exercisable until December 11, 2018, and were exercised in connection with the IPO. In addition, as a result of the conversion of the principal and interest outstanding on the 2011-2012 Notes into Series D-1 Preferred and Series D-2 Preferred

(see Note 3), in accordance with the amended terms of the agreement, the number of common shares underlying the warrants issued in connection with the 2011-2012 Notes was increased by 54,120 to a total of 80,120.
In connection with the consummation of the IPO in May 2014, the outstanding common stock warrants were exercised at an exercise price of $0.20 per share and the holders received 275,687 shares of common stock.
All previously described warrants met the definition of a derivative financial instrument and were accounted for as derivatives. The warrants were stated at fair value at each reporting period end date prior to being exercised in May 2014 in conjunction with the Company’s IPO. The combined fair value of the common stock warrant derivative liabilities, including warrants issued with the sale of Series D-2 Preferred, was $12,200 as of December 31, 2013, and then decreased to $9,998 as of March 31, 2014. The combined fair value of the common stock warrant derivative liabilities continued to decrease in the second quarter of 2014 to $2,701 as of May 2, 2014, and this amount was settled to additional paid in capital on that date as the warrants were exercised in conjunction with the Company's IPO. The fair value adjustment of the long-term derivative liability for common stock warrants was recorded as other income in the amounts of $0 for both the three and nine months ended September 30, 2015, respectively, and $0 and $10,405 for the three and nine months ended September 30, 2014, respectively.

7.	Stock-based Compensation
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

Stock Option Grants
On April 1, 2015, the Company granted options to purchase 425,967 shares of common stock to officers and other key employees, including an award to Dr. Marco Taglietti, the Company's new Chief Executive Officer, to purchase 330,000 shares of the Company's common stock. All options granted on April 1, 2015, have a 10-year term. For Dr. Taglietti's grant, one-fourth of the shares subject to the option shall vest on the one-year anniversary of the date of grant with the remainder vesting in equal monthly installments for 36 months thereafter, provided Dr. Taglietti continues to provide service to the Company. For all other April 1, 2015 officer and key employee grants, the shares subject to the options vest in equal monthly installments for 48 months as measured from the date of grant.
As of September 30, 2015, there were 564,445 shares of common stock available for future issuance under the 2014 Plan.
Option Amendments
During the interim nine-month period ended September 30, 2015, the following events resulted in the amendment to terms of outstanding stock option awards:

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

•
In connection with the Company's sale of its Services Business (see Note 13), the Company designed a compensatory plan to promote the retention of services of non-executive employees supporting that business (the "Services Business Plan"). The complete terms of the Service Business Plan are described in Note 12. The Company terminated certain employees in June 2015 (the "June 2015 Terminated Employees") who became eligible for severance benefits pursuant to the terms of the Services Business Plan. The outstanding stock options held by the June 2015 Terminated Employees were modified to provide: (i) accelerated vesting of all unvested stock options as of the termination date and (ii) an extension to the existing 90-day post-employment option exercise period, which varies for each employee based upon years of service, with a maximum exercise period of 48 months. As of June 30, 2015, the June 2015 Terminated Employees held outstanding options to purchase 17,715 shares of the Company's common stock at a weighted average exercise price of $9.64 per share, including aggregate unvested options to purchase 8,331 shares at a weighted average exercise price of $9.64 per share.

•
As described in Note 12, Charles F. Osborne, Jr., the Company’s former chief financial officer, resigned from the Company effective June 30, 2015. The Company's compensation committee of the board of directors approved the following modifications to Mr. Osborne's outstanding options to purchase the Company's common stock: (i) accelerated vesting of all unvested stock options as of June 30, 2015, and (ii) an extension to the existing 90-day post-employment option exercise period to 36 months. As of June 30, 2015, Mr. Osborne held outstanding options to purchase an aggregate of 74,490 shares of the Company's common stock at a weighted average exercise price of $9.53 per share, including unvested options to purchase 50,814 shares at a weighted average exercise price of $9.49 per share.

•
As described in Note 12, the Company designed a compensatory plan for its non-executive employees in connection with the relocation of its operations to Jersey City, New Jersey (the "Retention Plan"). Pursuant to the terms of the Retention Plan, all stock options held by non-executive employees eligible under the Retention Plan were modified to provide: (i) accelerated vesting of all unvested stock options as of December 31, 2015, and (ii) an extension to the existing 90-day post-employment option exercise period, which varies for each employee based upon years of service, with a maximum exercise period of 48 months. As of September 30, 2015, the retained employees eligible for participation in the Retention Plan held outstanding options to purchase 121,550 shares of the Company's common stock at a weighted average exercise price of $9.13 per share, including aggregate unvested options to purchase 85,990 shares at a weighted average exercise price of $8.95 per share.

•
In July 2015, pursuant to the Service Business Plan described in Note 12, the stock options held by each non-executive employee of the Services Business were modified immediately prior to the closing of the sale transaction in July 2015 to provide: (i) accelerated vesting of all unvested stock options as of the closing of the sale transaction and (ii) an extension to the existing 90-day post-employment option exercise period, which varies for each employee based upon years of service, with a maximum exercise period of 48 months. As of July 16, 2015, the non-executive employees of the Services Business held outstanding options to purchase 37,517 shares of the Company's common stock at a weighted average exercise price of $9.62 per share, including aggregate unvested options to purchase 23,052 shares at a weighted average exercise price of $9.61 per share.

•
On July 21, 2015, Yves J. Ribeill, Ph.D., President and a member of the Company’s board of directors, resigned as President. The Company and Dr. Ribeill entered into a Separation Agreement which included the following modifications to Dr. Ribeill's outstanding options to purchase the Company's common stock: (i) accelerated vesting of all unvested stock options as of July 21, 2015, and (ii) an extension to the existing 90-day post-employment option exercise period to 48 months. As of July 23, 2015, Dr. Ribeill held 84,613 vested options and 183,268 unvested options to purchase shares of the Company’s common stock at a weighted average exercise price of $9.61 and $9.41 per share, respectively.

•
On September 24, 2015, Edward E. Penhoet, Ph.D. resigned from the Company's board of directors. The Company's board of directors approved the following modifications to Dr. Penhoet's outstanding options to purchase the Company's common stock: (i) accelerated vesting of all unvested stock options as of September 24, 2015, and (ii) an extension to the existing 90-day post-employment option exercise period to 36 months. As of September 24, 2015, Dr. Penhoet held outstanding options to purchase 12,280 shares of the Company's common stock at a weighted average exercise price of $8.64 per share, including aggregate unvested options to purchase 8,800 shares at a weighted average exercise price of $8.65 per share.

The Company determined the additional compensation cost associated with the previously described modifications pursuant to applicable guidance in FASB ASC Topic 718, Compensation—Stock Compensation. The additional compensation cost was determined by calculating the difference between (a) the estimated fair value of each option award immediately prior to the modifications and (b) the estimated fair value of each option award immediately after the modifications. The fair value of each option award immediately prior to and immediately after modification was estimated using the Black-Scholes option-pricing model to determine an incremental fair value, consistent with and in accordance with the Company’s existing accounting policy for stock compensation (see Note 1). Using the Black-Scholes option-pricing model, the weighted-average incremental fair value of outstanding modified option awards was $3.78 per option share. The total additional compensation cost associated with the previously described modifications was determined to be $1,964, of which $466 and $1,321 was expensed in the quarterly periods ended June 30, 2015, and September 30, 2015, respectively. The remaining additional compensation cost is associated with future service periods and will be recognized as those services are performed.
2015 Inducement Plan
On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan, or the 2015 Plan. The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule 5635(c)(4). The 2015 Plan has a share reserve covering 450,000 shares of common stock. During the quarter ended June 30, 2015, the Company granted an option to purchase 125,000 shares of the Company's common stock under to the 2015 Inducement Plan. As of September 30, 2015, there were 325,000 shares of common stock available for future issuance under the 2015 Plan.
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
In the quarterly period ended March 31, 2015, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 15,107 shares of common stock under the ESPP. During the quarterly period ended September 30, 2015, the Company issued 1,767 shares of common stock under the ESPP. As of September 30, 2015, there were 50,283 shares of common stock available for future issuance under the ESPP.

Compensation Cost
The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the ESPP was $1,541 and $2,656 for the three and nine months ended September 30, 2015, respectively, and $455 and $837 for the three and nine months ended September 30, 2014, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $0 for the three and nine months ended September 30, 2015 and 2014. Cash received from options exercised was $0 for both the three and nine months ended September 30, 2015, and $0 and $9 for the three and nine months ended September 30, 2014.
Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	128	110	242	272
Selling, general and administrative	1,306	256	2,206	426
Discontinued operations (within cost of revenue in discontinued operations, see Note 13)	107	89	208	139
Total	$1,541	$455	$2,656	$837

8.	Income Taxes
The Company applies intraperiod tax allocation guidance pursuant to FASB ASC 740, Income Taxes (Topic 740) to allocate income tax (expense) benefit between pre-tax income (loss) from continuing operations and discontinued operations. For periods in which the Company reports pre-tax income from discontinued operations for financial reporting purposes and pre-tax loss from continuing operations, the Company presents income from discontinued operations net of income tax expense attributable to its discontinued operations using the estimated annual effective tax rate of the Services Business. The Company also recognizes a corresponding income tax benefit on its loss from continuing operations for the same affected period. After applying the intraperiod tax allocation policy described above, the Company did not record a federal or state income tax benefit for the three and nine month periods ended September 30, 2015. After applying the intraperiod tax allocation policy described above, the Company recorded an income tax benefit of $338 and $909 for the three and nine month periods ended September 30, 2014.

9.	Net Loss Per Share
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

The following table summarizes the computation of basic and diluted net loss per share attributable to the Company’s common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) attributable to common stock - basic:
Loss from continuing operations	$(7,529)	$(4,200)	$(19,950)	$(2,225)
Deemed dividend for beneficial conversion feature on Series D-2 Preferred	—	—	—	(909)
Deemed dividend for antidilution adjustments to convertible preferred stock	—	—	—	(214)
Accretion of convertible preferred stock	—	—	—	(510)
Allocation of net income to convertible preferred stockholders	—	—	—	—
Loss from continuing operations attributable to common stock - basic	(7,529)	(4,200)	(19,950)	(3,858)
Income (loss) from discontinued operations, net of income tax expense, attributable to common stock - basic	(826)	396	(4,285)	1,066
Net loss attributable to common stock - basic	$(8,355)	$(3,804)	$(24,235)	$(2,792)

Income (loss) attributable to common stock - diluted:
Loss from continuing operations attributable to common stock - basic	$(7,529)	$(4,200)	$(19,950)	$(3,858)
Derivative fair value adjustment	—	—	—	(10,080)
Loss from continuing operations attributable to common stock - diluted	(7,529)	(4,200)	(19,950)	(13,938)
Loss from discontinued operations, net of income tax expense, attributable to common stock - diluted	(826)	396	(4,285)	1,066
Net loss attributable to common stock - diluted	$(8,355)	$(3,804)	$(24,235)	$(12,872)

Weighted-average common shares outstanding:
Weighted-average common shares outstanding - basic	13,904,331	8,504,785	11,576,498	4,703,278
Allocation of common stock warrants as participating securities	—	—	—	273,687
Weighted-average common shares outstanding - diluted	13,904,331	8,504,785	11,576,498	4,976,965

Income (loss) per share - basic:
Continuing operations	$(0.54)	$(0.50)	$(1.72)	$(0.82)
Discontinued operations	(0.06)	0.05	(0.37)	0.23
Net loss per share - basic	$(0.60)	$(0.45)	$(2.09)	$(0.59)
Income (loss) per share - diluted:
Continuing operations	$(0.54)	$(0.50)	$(1.72)	$(2.80)
Discontinued operations	(0.06)	0.05	(0.37)	0.21
Net income (loss) per share - diluted	$(0.60)	$(0.45)	$(2.09)	$(2.59)

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding because their effect is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Convertible preferred stock:
Series A Preferred	—	—	—	6,149
Series B Preferred	—	—	—	131,685
Series C Preferred	—	—	—	783,515
Series C-2 Preferred	—	—	—	173,213
Series D-1 Preferred	—	—	—	296,773
Series D-2 Preferred	—	—	—	300,549
Series C-1 Preferred warrants	14,033	14,033	14,033	14,033
Stock options	1,207,697	625,627	1,207,697	625,627
ESPP	—	59,203	—	59,203

10.	Related-Party Transactions
The Company had transactions with related parties as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$165	$1,822	$2,140	$5,466
Selling, general and administrative expense	$—	$—	$—	$500
Sanofi owns 100% of a subsidiary that is a customer of the Company's former Services Business, which is presented in discontinued operations in the accompanying statements of operations (see Note 13). Both Sanofi and the subsidiary have an investment in the Company. The Company’s related-party revenue with the subsidiary composed 29% and 29% total revenue in discontinued operations for the three and nine months ended September 30, 2015, respectively, and 42% and 40% of total revenue in discontinued operations for the three and nine months ended September 30, 2014, respectively.
In May 2014, the Company paid a $500 success fee to Burrill Securities, an affiliate of Burrill Biotechnology Capital Fund, L.P., a holder of the Company’s capital stock, pursuant to an engagement letter. The fee was recognized as general and administrative expense in the accompanying statements of operations.

11.	Fair Value Measurements
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, unbilled services, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As discussed in Note 13, the Company met the relevant criteria for reporting the Service Business as held for sale on May 4, 2015 (the "Measurement Date"), and as a result, assessed the asset group for impairment pursuant to FASB Topic 360, Property, Plant, and Equipment. The net carrying value of the Services Business asset group was compared to its fair value as of May 4, 2015. The Company determined that the selling price paid by Accuratus to acquire the Services Business asset group was the best estimate of fair value, which the Company concluded was a Level 2 input. The Company determined that the Services Business asset group's net carrying value exceeded its fair value by $572 on the Measurement Date. The Company also estimated selling costs directly attributable to the sale of the Services Business to be $778. As a result, the Company recorded a $1,350 impairment charge on property and equipment assets classified as held for sale in the quarterly period ended June 30, 2015. The Company subsequently recorded a $73 loss on disposal, after the effects of $764 of actual selling costs, in the quarterly period ended September 30, 2015, due to (i) a difference between estimated and final direct selling costs and (ii) a change in estimated working capital of the Services Business between June 30, 2015 and the effective date of the sale on July 17, 2015.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.
As of September 30, 2015, and December 31, 2014, there were no assets or liabilities measured at fair value on a recurring basis.
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
A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Nine months ended
September 30, 2014
Balance at beginning of period	$12,237
Issuance of warrants	544
Excess of fair value of warrants over proceeds	362
Adjustment to fair value	(10,442)
Reclassification to additional paid-in capital upon exercise of warrants	(2,701)
Balance at end of period	$—

12.	Compensatory Plan Obligations
Compensatory Plan with Services Business Employees
In connection with the Company's sale of its Services Business, which is more fully described in Note 13, the Company designed a compensatory plan to promote the retention of services of its non-executive employees supporting that business (the "Services Business Plan"). The Company's board of directors adopted, and the Company communicated, the material terms of the Services Business Plan prior to June 30, 2015, to all non-executive employees of the Services Business. The Services Business Plan terms provide for certain cash compensation payments, as well as modifications to the terms of currently outstanding stock options held by such non-executive employees, as more completely described below, upon the successful closing of the sale of the Services Business. The sale closed in July 2015 (see Note 13). The Services Business Plan meets the definition of an exit and disposal activity pursuant to FASB ASC 420--Exit and Disposal Cost Obligations and all related expenses incurred have been or will be presented in discontinued operations in the statements of operations in the period incurred.
The Services Business Plan provided that in the event a non-executive employee of the Services Business was not offered a comparable position by Accuratus, the Company would provide severance payments to such employees. The Company terminated certain employees in June 2015 (the "June 2015 Terminated Employees") who became eligible for severance benefits totaling approximately $999 pursuant to the terms of the Services Business Plan, which was expensed in the quarterly period ended June 30, 2015. As of September 30, 2015, the remaining severance obligation for the June 2015 Terminated Employees was $584 included in accrued severance and retention liabilities, current portion, and $8 included in accrued severance and retention liabilities, net of current portion, in the accompanying balance sheet. The Services Business Plan also provided for certain amendments to the terms of the outstanding stock option awards held by the June 2015 terminated employees, which are described in Note 7.
In July 2015, pursuant to the Services Business Plan, the Company paid cash totaling approximately $215 to certain non-executive employees of the Services Business representing an incentive payment upon the closing of the sale of the Services Business. In addition, all non-executive employees of the Services Business will be eligible to receive a cash retention compensation payment from the Company on the earlier of (i) the six month anniversary of the closing of the sale transaction, provided that they remain employed by Accuratus as of such date, or (ii) the date of termination of such employee by Accuratus without good cause. Maximum cash retention compensation payments could total approximately $814 under the Services Business Plan, if all service business employees remain eligible pursuant to the terms of the Services Business Plan. The Company incurred these obligations on the date of the sale of the Services Business in July 2015; therefore, the compensation expense associated with these cash payments and obligations was recognized during the quarterly period ended September 30, 2015. As of September 30, 2015, the remaining obligation of $761 was included in accrued severance and retention liabilities, current portion.
The Services Business Plan also includes certain amendments to the terms of the eligible employees' outstanding stock option awards, which are described in Note 7.
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
The Retention Plan provides that non-executive employees are eligible to receive cash bonuses, severance payments and related benefit premiums that could total a maximum of approximately $1,088, provided that all current employees remain employed through December 31, 2015 and are not terminated for cause. The Retention Plan also provides that if the Company and an employee agree upon a services termination date earlier than December 31, 2015 (the "Release Date"), the employee will remain eligible for all terms of the Retention Plan. The Company is accruing this obligation over the remaining future service period required by the employees through the earlier of the Release Date or December 31, 2015. During the three and nine months ended September 30, 2015, the Company recognized total expense of $456 and $622, respectively, which was included in research and development and selling, general, and administrative expenses in the accompanying statements of operations. The corresponding liability is included in accrued severance and retention obligations, current portion, in the accompanying balance sheet.
The Retention Plan also includes certain amendments to the terms of the eligible employees' outstanding stock option awards, which are described in Note 7.
Compensatory Arrangements with Former Executive Officers
Charles F. Osborne, Jr., the Company’s former chief financial officer, resigned from the Company effective June 30, 2015. The Company's compensation committee of the board of directors approved a compensatory arrangement for Mr. Osborne that provided for certain payments and benefits, including: (i) a cash payment of approximately $138 upon his resignation on June 30, 2015; (ii) cash severance payments totaling approximately $179, which was equal to seven months of Mr. Osborne’s then effective base salary, paid over seven months commencing with the first payroll period following the resignation date; (iii) a payment representing a contribution Mr. Osborne can use towards continuing COBRA premiums for medical, dental, and vision group health coverage for a period up to seven months after the resignation date; and (iv) certain amendments to the terms of Mr. Osborne's outstanding stock option awards (see Note 7). The cash severance payments and related benefit premiums and payroll taxes totaled approximately $335 and were expensed in the quarterly period ended June 30, 2015. As of September 30, 2015, the remaining obligation of $104 is included in accrued severance and retention liabilities, current portion, in the accompanying balance sheet.
Yves J. Ribeill, Ph.D., President and a member of the Company’s board of directors, resigned as President effective July 21, 2015. Dr. Ribeill continues to serve on the board of directors. The Company and Dr. Ribeill entered into an agreement, effective July 21, 2015, (the “Separation Agreement”), providing for certain payments and benefits to Dr. Ribeill, including: (i) a cash payment of approximately $100 upon the effective date of his resignation; (ii) cash severance payments totaling approximately $900, paid over 12 months commencing with the first payroll period following the resignation date; (iii) a payment representing a contribution Dr. Ribeill can use towards continuing COBRA premiums for medical, dental, and vision group health coverage after the resignation date; and (iv) certain amendments to the terms of Dr. Ribeill's outstanding stock option awards (see Note 7). The cash severance payments and related benefit premiums and payroll taxes totaled approximately $1,046 as of July 21, 2015, which was recognized as expense in the quarterly period ended September 30, 2015. As of September 30, 2015, the remaining obligation of $730 is included in accrued severance and retention liabilities, current portion, in the accompanying balance sheet.

13.	Sale of the Services Business, Discontinued Operations
On May 4, 2015, the Company's board of directors directed management to pursue a plan to sell the Service Business to Accuratus, representing a strategic shift in the Company's operations. The Company met the relevant criteria for reporting the service business as held for sale and in discontinued operations in the second quarter of 2015, pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment. The Company assessed the Services Business net asset group for impairment pursuant to FASB Topic 360 and recorded a $1,350 impairment charge on classification of property and equipment assets as held for sale in the quarterly period ended June 30, 2015. The fair value measurement used to determine the impairment charge has been described in Note 11.
Sale of the Services Business
On July 21, 2015, the Company completed the sale of the Services Business to Accuratus pursuant to the Purchase Agreement, with an effective date of July 17, 2015 for an aggregate purchase price of $3,875, subject to a working capital adjustment of $824, which reduced the proceeds at closing. In addition, a portion of the consideration payable at closing equal to $500 was withheld and is subject to an escrow for a period of 12 months from the date of closing to satisfy indemnification obligations of the Company in connection with breaches of any representation and warranties and other customary obligations under the terms of the Purchase Agreement. The Company has not identified any breaches or other events that would cause a reduction in the escrow funds expected to be received by the Company. The escrow funds were recorded as a receivable included in prepaid expenses and other current assets in the accompanying balance sheets. The net cash consideration received by the Company upon closing in July 2015 was $2,549, after adjusting for the items described above and a nominal escrow fee.
The following table describes the net proceeds from the sale and the assets and liabilities sold, net of impairment charges and loss on disposal:

July 16, 2015
Net proceeds from sale of the Services Business
Net cash consideration received at closing	$2,549
Consideration in escrow	500
Total consideration	3,049
Less: selling costs	764
Proceeds from sale, net of selling costs	$2,285

Services Business assets and liabilities disposed of on July 16, 2015
Accounts and unbilled receivables, net	$1,470
Prepaid expenses and other current assets	713
Property and equipment, net of accumulated depreciation	4,900
Other assets	59
Assets of Services Business, net	$7,142

Accounts payable and accrued expenses	$616
Deferred revenue	1,657
Deferred rent	1,161
Liabilities related to assets of the Services Business	$3,434

Assets of the Services Business, net of liabilities	$3,708
Less: Impairment charge recognized upon classification as held for sale	1,350
Less: Loss on disposal	73
Assets of the Services Business, net of liabilities and impairment charges	$2,285

Continuing Involvement with Accuratus
As a condition to the execution of the Purchase Agreement, Accuratus assumed the Company’s post-closing obligation under its facility lease in Durham, North Carolina (see Note 4). The Company and its retained employees will continue to operate from the Durham facility immediately after the closing for a period of up to six months pursuant to a facility license agreement. In addition, under a Transition Services Agreement, Accuratus will provide accounting, IT, payroll, personnel and human resources support, and equity compensation plan administration support services to the Company at rates ranging from one hundred to two hundred dollars per hour for a period of time not to extend beyond December 31, 2015.
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
In the quarterly period ended September 30, 2015, the Company recognized $667 of expense for services provided by Accuratus under the Services Agreement, which is included in research and development expense in the accompanying unaudited interim statements of operations.
Discontinued Operations and Assets Held for Sale
The following table presents a reconciliation of the carrying amounts of assets and liabilities of the Services Business to assets held for sale, net in the balance sheets:

December 31, 2014
Carrying amounts of assets included as part of discontinued operations:
Accounts and unbilled receivables, net	$1,501
Prepaid expenses and other current assets	289
Property and equipment, net	4,835
Other assets	76
Assets of discontinued operations, net	$6,701

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable and accrued expenses	$681
Deferred revenue	445
Deferred rent	1,294
Liabilities related to assets of discontinued operations	$2,420

The following table presents revenue, (expenses), gains, and (losses) attributable to discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Major line items constituting income (loss) of discontinued operations:
Total revenue	$560	$4,319	$7,408	$13,535
Cost of revenue	(466)	(3,660)	(7,296)	(11,800)
Research and development	(7)	—	(860)	—
Selling, general, and administrative	—	75	—	75
Gain on insurance recovery	—	—	—	165
Severance and exit costs (Note 12)	(1,061)	—	(2,114)	—
Impairment charge from classification of assets as held for sale	—	—	(1,350)	—
Gain (loss) on disposal, net of associated transaction costs of $764 for the three and nine month periods ended September 30, 2015	148	—	(73)	—
Income tax expense	—	(338)	—	(909)
Income (loss) from discontinued operations, net of income tax expense	$(826)	$396	$(4,285)	$1,066

The following table presents depreciation, capital expenditures, and significant operating and investing non-cash items related to the discontinued operations:

	Nine months ended September 30,
	2015	2014
Depreciation expense	$391	$841
Purchases of property and equipment	(547)	(632)
Stock-based compensation	208	139
Changes in deferred rent	(133)	(97)
Equipment purchases in accounts payable and accrued expenses	—	11

14.	Subsequent Events
Equity Compensation Plan Activities
Subsequent to September 30, 2015, the Company's board of directors took certain actions that affected the number of outstanding stock options and options available for grant under the 2015 Inducement Plan, as follows:

•
On October 1, 2015, the Company granted options to purchase 60,000 shares of common stock to a newly hired vice president under the 2015 Inducement Plan at a per share exercise price of $6.64. The options have a ten-year term, with one-fourth of the shares subject to the option vesting on the one-year anniversary of the date of grant and the remainder vesting in equal monthly installments for 36 months thereafter, provided the vice president continues to provide service to the Company.

•
On November 2, 2015, the Company granted options to purchase 100,000 shares of common stock to a newly hired Chief Financial Officer under the 2015 Inducement Plan at a per share exercise price of $6.53. The options have a ten-year term, with one-fourth of the shares subject to the option vesting on the one-year anniversary of the date of grant and the remainder vesting in equal monthly installments for 36 months thereafter, provided the vice president continues to provide service to the Company.

Shelf Registration Filing
On October 30, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC. The registration statement contained two prospectuses:

•
a base prospectus which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150,000 of the Company's common stock, preferred stock, debt securities and warrants, including common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock, or common stock, preferred stock or debt securities upon the exercise of warrants, and

•
a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40,000 of the Company's common stock that may be issued and sold under a sales agreement with Cowen and Company, LLC (the "Sales Agreement Prospectus").

The common stock that may be offered, issued and sold by the Company under the Sales Agreement Prospectus is included in the $150,000 of securities that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the sales agreement with Cowen and Company, LLC, any portion of the $40,000 included in the Sales Agreement Prospectus that is not sold pursuant to the sales agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement, and if no shares are sold under the sales agreement, the full $150,000 of securities may be sold in other offerings pursuant to the base prospectus.
Termination of License Agreement
In August 2012, the Company entered into a license agreement with Dechra Ltd. ("Dechra"), a UK listed international veterinary pharmaceutical business, granting Dechra rights to the Company's proprietary compound, SCY-641, in the field of animal health, including dog dry eye, under which the Company was entitled to receive potential milestone and royalty payments. Dechra was granted worldwide animal health rights and was responsible for the remaining clinical development and commercialization of SCY-641 in the animal health field. Under the agreement, Dechra was required to use reasonable efforts to commercialize SCY-641. The Company received an upfront fee in 2012 and was eligible to receive potential milestone payments as well as royalty payments on the total net sales of the product. Pursuant to the agreement, Dechra had the right to relinquish the license and terminate the agreement at any time it determined in its reasonable business judgment that it was impossible to carry out further development or marketing of the product by giving the Company at least six months prior written notice. In November 2015, Dechra notified the Company of its intention to terminate the license agreement for the development of SCY-641 effective May 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.
Overview
We are a pharmaceutical company committed to the development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. We are developing our lead product candidate, SCY-078, as a novel oral and intravenous (IV) drug for the treatment of serious and life-threatening invasive fungal infections in humans. SCY-078 has been shown to be effective in vitro and in vivo in animal models against a broad range of Candida and Aspergillus fungal species, including drug resistant strains. These important pathogens account for approximately 85% of invasive fungal infections in the United States and Europe. SCY-078 was shown to be sufficiently safe and well-tolerated in multiple Phase 1 studies to support progression to Phase 2 studies. We are currently conducting a multicenter Phase 2 study with primary endpoints of safety, tolerability, and pharmacokinetics of the oral formulation of SCY-078 as step-down treatment in patients initially treated with echinocandin therapy for invasive Candida infections, which are serious and life threatening infections. The enrollment into the study continues but has been slower than anticipated. New investigational sites have been opened in the US and we are opening additional investigational sites in Latin America and Europe. Investigational sites are currently operating under the latest protocol amendment, which was designed to facilitate enrollment, and we continue to consider whether further protocol amendments may be appropriate. We expect these measures to increase enrollment into the study. In addition, as we collect data on the enrolled patients, we will continue to assess the actual number of patients required to achieve the study objectives. We expect to complete the study and to report top line data in the first half of 2016. We also recently initiated enrollment in the first Phase 1 study of an IV formulation of SCY-078.
In addition, we are investigating the potential clinical utility of SCY-078 in other areas of unmet medical need such as genital infections caused by Candida spp. (vulvovaginal candidiasis, VVC). VVC is a highly prevalent condition with limited therapeutic options for infections caused by azole-resistant Candida spp. We plan to initiate a Phase 2 study evaluating the safety and efficacy of orally administered SCY-078 in this indication in the fourth quarter of 2015. We expect top line results in the first half of 2016. We also expect the data from this study to provide a confirmation of the potential therapeutic effect of orally administered SCY-078 in a clinical condition caused by Candida spp. and, along with the other clinical and nonclinical data from ongoing and planned activities, will contribute to the package of information that will support subsequent phases of development.
As a spinout from Aventis S.A., or Aventis in 2000, we began as a chemistry and animal health services company, providing contract research services to third parties. Through the provision of these contract research and development services, we built significant expertise in parasitic infections and drug discovery, including expanded animal health capabilities. This contract research and development services business, which we refer to as our services business, generated substantially all of our revenues until we completed the sale of the services business to Accuratus Lab Services, Inc. in July 2015, as described further in the “Recent Developments” section below. Since our formation, we have discovered a number of proprietary compounds, primarily within our cyclophilin inhibitor platform. Our two lead compounds from our cyclophilin inhibitor platform include SCY-641, a compound licensed to Dechra Ltd. in 2012 for clinical development for the treatment of dog dry eye, and SCY-635, a compound licensed to Waterstone in October 2014 for the treatment of viral diseases in humans. In November 2015, Dechra notified us of its intention to terminate its license agreement for the development of SCY-641 effective May 2016. The successful sale of our services business, as well as the licensing of the two lead compounds from our cyclophilin inhibitor platform, allows us to focus our resources on the development of SCY-078.
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

Recent Developments
SCY-078 Development
We are currently conducting a multicenter Phase 2 study with primary endpoints of safety, tolerability, and pharmacokinetics of the oral formulation of SCY-078 as step-down treatment in patients initially treated with echinocandin therapy for invasive Candida infections. The enrollment into the study continues but has been slower than anticipated. New investigational sites have been opened in the US and we are opening additional investigational sites in Latin America and Europe. Investigational sites are currently operating under the latest protocol amendment, which was designed to facilitate enrollment, and we continue to consider whether further protocol amendments may be appropriate. We expect these measures to increase enrollment into the study. In addition, as we collect data on the enrolled patients, we will continue to assess the actual number of patients required to achieve the study objectives. We expect to complete the study and to report top line data in the first half of 2016.
We have developed an IV formulation of SCY-078. We submitted to the FDA the data package, including data from our IND-enabling studies, to support the start of the first Phase 1 study with the IV formulation. The FDA has accepted our data package and we have recently initiated enrollment in the first Phase 1 study.
The oral formulation of SCY-078 has been granted QIDP designation and fast track designation by the FDA. We recently submitted applications to the FDA for QIDP designation and fast track designation for the IV formulation of SCY-078. The fast track designation, coupled with the QIDP designation, allows for a potentially accelerated path to approval and underscores the FDA's understanding of the critical need for new and varied treatments for life-threatening invasive fungal infections.
We are also investigating the potential clinical utility of SCY-078 in other areas of unmet medical need such as genital infections caused by Candida spp. (vulvovaginal candidiasis, VVC). VVC is a highly prevalent condition with limited therapeutic options for infections caused by azole-resistant Candida spp. We plan to initiate a Phase 2 study evaluating the safety and efficacy of orally administered SCY-078 in this indication in the fourth quarter of 2015. We expect top line results in the first half of 2016. We also expect the data from this study to provide a confirmation of the potential therapeutic effect of orally administered SCY-078 in a clinical condition caused by Candida spp. and, along with the other clinical and nonclinical data from ongoing and planned activities, will contribute to the package of information that will support subsequent phases of development.
Sale of Our Contract Research and Development Services Business
As part of our strategic objective to focus our resources on the development of SCY-078, our board of directors directed our management to explore the divestiture of our contract research and development services business (the “Services Business”) which was no longer strategic to our business and did not provide any meaningful results of operations or operating capital to fund our core strategic objective in 2015. We engaged a third party firm which assisted us in evaluating several divestiture options (i.e. a third-party sale, spin-off, management buy-out transaction, or shut-down process). On May 4, 2015, our board of directors completed its evaluation of the various divestiture options and directed management to pursue a plan to sell the Services Business to Accuratus Lab Services, Inc., ("Accuratus") a private-equity backed process chemistry, formulation, manufacturing and analytical development services provider. In connection with this action, we met the relevant criteria for reporting the Services Business as held for sale and in discontinued operations beginning in the second quarter of 2015.
On July 21, 2015, we completed the sale of the Services Business to Accuratus pursuant to an Asset Purchase Agreement with an effective date of July 17, 2015, for an aggregate purchase price of $3.9 million, subject to a working capital adjustment of $0.8 million, which reduced the proceeds at closing. In addition, a portion of the consideration payable at closing equal to $0.5 million was withheld and is subject to an escrow for a period of 12 months from the date of closing to satisfy our indemnification obligations in connection with breaches of any representation and warranties and other customary obligations under the terms of the Agreement. We have not identified any breaches or other events that would cause a reduction in the escrow funds we expect to receive. The escrow funds were recorded as a receivable included in prepaid expenses and other current assets in the accompanying balance sheets. The net cash consideration received by us upon closing in July 2015 was $2.5 million, after adjusting for the items described above and a nominal escrow fee.

As a condition to the execution of the Purchase Agreement, Accuratus assumed our post-closing obligation under our facility lease in Durham, North Carolina.
In connection with the adoption of the Services Business Plan described in Note 12 of the accompanying unaudited interim financial statements in Item 1 of this Form 10-Q, we terminated certain employees in June 2015 (the "June 2015 Terminated Employees") who became eligible for severance benefits totaling approximately $1.0 million. We incurred these severance benefit obligations in the quarterly period ended June 30, 2015 and, therefore, we recognized the expense in the quarter ended June 30, 2015, in discontinued operations in the unaudited interim statements of operations. The Services Business Plan also provided for certain amendments to the terms of the outstanding stock option awards held by the June 2015 Terminated Employees, which are described in Note 7 of the accompanying unaudited interim financial statements in Item 1 of this Form 10-Q.
Also in connection with the Services Business Plan, we paid cash totaling approximately $0.2 million to certain non-executive employees of the Services Business as an incentive payment upon the closing of the sale of the Services Business in July 2015. In addition, cash retention compensation payments of up to approximately $0.8 million will be paid by us, if all Service Business employees remain eligible pursuant to the terms of the Services Business Plan. We incurred these obligations on the date of the sale of the Services Business in July 2015; therefore, the compensation expense associated with these obligations was recognized during the quarterly period ended September 30, 2015, in discontinued operations in the accompanying unaudited interim statements of operations.
We expect the sale of our Services Business will have a minimal impact on our reported loss from continuing operations in 2015 and will not have a significant effect on our cash forecast.
For additional information pertaining to the sale of the Services Business and our adoption of the Services Business Plan, including an impairment charge and other non-cash charges, see Notes 11, 12 and 13 of the accompanying unaudited interim financial statements in Item 1 of this Form 10-Q as well as other related disclosures made within our Form 8-K filed with the SEC on July 23, 2015, and our Form 10-Q filed with the SEC on August 19, 2015. For information regarding the Commitment to Services Agreement (the “Services Agreement”) that we also entered into with Accuratus, see the section directly below entitled “Commitment to Services Agreement”.
Commitment to Services Agreement
On July 17, 2015, we entered into the Services Agreement with Accuratus, described in Note 13 of the accompanying unaudited interim financial statements in Item 1 of this Form 10-Q, pursuant to which Accuratus will provide us with certain contract research and development services for 18 months (the "Initial Term") following the closing of the sale of the Services Business for a minimum purchase obligation of at least $3.3 million due from us over the Initial Term of the Services Agreement. The purpose of the Services Agreement is to replace necessary development services that were previously provided internally by our employees prior to the sale of the Services Business. The employees performing these services became employees of Accuratus in connection with this sale transaction. In the quarterly period ended September 30, 2015, we recognized $0.7 million of expense for services provided by Accuratus under the Services Agreement, which is included in research and development expense in the accompanying unaudited interim statements of operations.
Relocation of Headquarters and Operations, New Facilities Lease, Compensatory Arrangements with Employees
In connection with the sale of the Services Business, we have relocated our corporate headquarters and operating activities to Jersey City, New Jersey. On July 13, 2015, we entered into a sublease (the "Sublease") that became effective July 22, 2015, to sublet certain premises consisting of 10,141 square feet of space (the Subleased Premises) located at 101 Hudson Street, Jersey City, New Jersey from Optimer Pharmaceuticals, Inc. The term of the Sublease commenced on August 1, 2015 (the Commencement Date) and is scheduled to expire on July 30, 2018. No base rent was due under the Sublease until one month after the Commencement Date. Under the Sublease, we are obligated to pay monthly base rent of approximately $25,000 per month, which amount increases by 3% annually on each anniversary of the Commencement Date. In addition, we were required to fund a security deposit with the sublandlord in the amount of $74,000.
In connection with our planned relocation, we designed a compensatory plan to promote the retention of services of non-executive employees supporting our continuing operations (the "Retention Plan"). The Retention Plan terms provide for certain cash compensation payments and severance payments, as well as modifications to the terms of currently outstanding stock options held by such non-executive employees. The Retention Plan provides that non-executive employees are eligible to receive cash bonuses, severance payments and related benefit premiums that could total a maximum of approximately $1.1 million, provided that all employees remain employed through December 31, 2015 and are not terminated for cause. The Retention Plan also provides that if we and an employee agree upon a services termination date earlier than December 31, 2015 (the "Release Date"), the employee will remain eligible for all terms of the Retention Plan. We are accruing this obligation over the remaining future service period required by the employees through the earlier of the Release Date or December 31, 2015. During the nine months ended September 30, 2015, we recognized total expense of $0.6 million, which was included in research and development and selling, general, and administrative expenses in the accompanying statement of operations. The corresponding liability is included in accrued severance and retention obligations, current portion, in the accompanying unaudited interim balance sheet.
Departure of and Compensatory Arrangement with Executive Officer
Yves J. Ribeill, Ph.D., President and a member of our board of directors, resigned as President effective July 21, 2015. Dr. Ribeill continues to serve on the board of directors. We entered into an agreement with Dr. Ribeill, effective July 21, 2015, (the “Separation Agreement”), providing certain payments and benefits to Dr. Ribeill, including: (i) a cash payment of approximately $0.1 million upon the effective date of his resignation; (ii) cash severance payments totaling approximately $0.9 million, paid over 12 months commencing with the first payroll period following the resignation date; (iii) a payment representing a contribution Dr. Ribeill can use towards continuing COBRA premiums for medical, dental, and vision group health coverage after the resignation date; and (iv) certain amendments to the terms of Dr. Ribeill's outstanding stock option awards described more fully in Note 7 to the accompanying interim financial statements in Item 1. The cash severance payments and related benefit premiums and payroll taxes totaled approximately $1.0 million as of July 21, 2015, which was recognized as expense in the quarterly period ended September 30, 2015. As of September 30, 2015, the remaining obligation of $0.7 million is included in accrued severance and retention liabilities, current portion, in the accompanying unaudited interim balance sheet.
Equity Compensation Plan Activity
Our board of directors took certain actions that affected the number of outstanding stock options and options available for grant under the 2015 Inducement Plan, as follows:

•
On October 1, 2015, we granted options to purchase 60,000 shares of common stock to a newly hired vice president under the 2015 Inducement Plan. The options have a ten-year term, with one-fourth of the shares subject to the option vesting on the one-year anniversary of the date of grant and the remainder vesting in equal monthly installments for 36 months thereafter, provided the vice president continues to provide service to us.

•
On November 2, 2015, we granted options to purchase 100,000 shares of common stock to a newly hired Chief Financial Officer under the 2015 Inducement Plan. The options have a ten-year term, with one-fourth of the shares subject to the option vesting on the one-year anniversary of the date of grant and the remainder vesting in equal monthly installments for 36 months thereafter, provided the officer continues to provide service to us.

Shelf Registration Filing
On October 30, 2015, we filed a shelf registration statement on Form S-3 with the SEC. The registration statement contained two prospectuses:

•
a base prospectus which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $150 million of our common stock, preferred stock, debt securities and warrants, including common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock, or common stock, preferred stock or debt securities upon the exercise of warrants

•
a prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $40 million of our common stock that may be issued and sold under a sales agreement with Cowen and Company, LLC (the "Sales Agreement Prospectus").

The common stock that may be offered, issued and sold by us under the Sales Agreement Prospectus is included in the $150 million of securities that may be offered, issued and sold by us under the base prospectus. Upon termination of the sales agreement with Cowen and Company, LLC, any portion of the $40 million included in the Sales Agreement Prospectus that is not sold pursuant to the sales agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement, and if no shares are sold under the sales agreement, the full $150 million of securities may be sold in other offerings pursuant to the base prospectus.
Termination of License Agreement
In August 2012, we entered into a license agreement with Dechra Ltd. ("Dechra"), a UK listed international veterinary pharmaceutical business, granting Dechra rights to our proprietary compound, SCY-641, in the field of animal health, including dog dry eye, under which we were entitled to receive potential milestone and royalty payments. Dechra was granted worldwide animal health rights and was responsible for the remaining clinical development and commercialization of SCY-641 in the animal health field. Under the agreement, Dechra was required to use reasonable efforts to commercialize SCY-641. We received an upfront fee in 2012 and we were eligible to receive potential milestone payments as well as royalty payments on the total net sales of the product. Pursuant to the agreement, Dechra had the right to relinquish the license and terminate the agreement at any time it determined in its reasonable business judgment that it was impossible to carry out further development or marketing of the product by giving us at least six months prior written notice. In November 2015, Dechra notified us of its intention to terminate the license agreement for the development of SCY-641 effective May 2016. We do not expect the termination of this license agreement to have a significant effect on our cash forecast.

Collaborations and Licensing Agreements
We have signed a number of licensing and collaboration agreements with partners in human and animal health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed from Merck its rights to SCY-078 in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events and will pay tiered royalties based on worldwide sales of SCY-078 when and if it is approved (in 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) Merial Limited, a wholly owned subsidiary of Sanofi, under which we provided contract research and screening services in the field of animal health on a fee for service basis prior to the sale of our Services Business; (3) R-Pharm, CJSC, a leading supplier of hospital drugs in Russia, granting them exclusive rights in the field of human health to develop and commercialize SCY-078 in Russia and several smaller non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us; (4) Dechra Ltd., or Dechra, a UK listed international veterinary pharmaceutical business, granting Dechra rights to SCY-641 in the field of animal health, including dog dry eye, under which we are entitled to receive potential milestones and royalties; and (5) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635, and two additional compounds at Waterstone's option, for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties. In November 2015, Dechra notified us of its intention to terminate its license agreement for the development of SCY-641 effective May 2016.
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

Components of Operating Results
Revenue
Historically, we derived the majority of our revenue from providing contract research and development services under fee for service arrangements, which were provided by our Services Business that we sold in July 2015 (see "Recent Developments" above). The revenue generated from our Services Business has been presented in discontinued operations in the accompanying statements of operations and will result in a significant decrease in our reported revenues. In addition to our contract research and development services revenue, we have received upfront and milestone payments in connection with our collaboration and licensing agreements that are associated with our continuing operations. Further, we expect that any revenue we generate will fluctuate from quarter to quarter as a result of the variability in the achievement of collaboration milestones and the consummation of new licensing arrangements. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of product candidates in a timely manner or obtain their regulatory approval, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
Research and Development Expense
Research and development expense consists of expenses incurred while performing research and development activities to discover, develop, or improve potential product candidates we seek to develop. This includes conducting preclinical studies and clinical trials, manufacturing and other development efforts, and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of:

•	costs related to executing preclinical and clinical trials, including related drug formulation, manufacturing and other development;

•	salaries and personnel-related costs, including benefits and any stock-based compensation for personnel in research and development functions;

•	fees paid to consultants and other third parties who support our product candidate development and intellectual property protection;

•	other costs in seeking regulatory approval of our products; and

•	allocated overhead.
The table below summarizes the total costs incurred for each of our key research and development projects during the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
SCY-078	$3,434	$2,383	$10,360	$4,422
Cyclophilin Inhibitor Platform	24	95	165	1,199
Total research and development	$3,458	$2,478	$10,525	$5,621
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
Other (Income) Expense
Substantially all of our other (income) expense recognized in the interim period ended September 30, 2014, consists of costs associated with:

•	a related party guarantee of our outstanding credit facility;

•	fair value adjustments to our derivative liability for warrants issued in conjunction with the related party convertible debt; and

•	a loss on extinguishment of debt.
Interest paid on our outstanding bank debt composed substantially all of the remaining other (income) expense in the interim period ended September 30, 2014. A nominal amount of interest income has been earned on our cash and cash equivalents in the quarterly period ended September 30, 2015.
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
Upon completion of our IPO on May 7, 2014, the entire outstanding balance of the 2013 Credit Agreement, amounting to $15.0 million plus accrued interest, was paid in full using the proceeds from the IPO. We recorded a loss on the extinguishment of debt of $1.4 million in the three month period ended June 30, 2014, as the remaining deferred financing costs associated with the 2013 Credit Agreement were written off. We had no outstanding debt as of September 30, 2015.
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
Income Tax (Expense) Benefit
Income tax (expense) benefit consists of U.S. federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. However, in accordance with U.S. GAAP, for periods in which we reported pre-tax income from discontinued operations for financial reporting purposes and pre-tax loss from continuing operations, we presented income from discontinued operations net of income tax expense attributable to our discontinued operations using the estimated annual effective tax rate of the Services Business. We also recognized a corresponding income tax benefit on our loss from continuing operations for the same affected period.
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

•
Research and development expense included in discontinued operations consists of expenses incurred under an animal health research and development project being conducted by our Services Business to advance and secure intellectual property protection for certain existing proprietary technology in the field of animal health. Research and development expense incurred under this project totaled $0.0 million and $0.9 million for the three and nine months ended September 30, 2015, respectively, and $0.0 million for both the three and nine months ended September 30, 2014. The nature of and accounting for research and development expenses included in discontinued operations is consistent with the research and development expenses included in continuing operations, as described above.

•
Gain on insurance recovery included in discontinued operations relates to a reimbursement received from our insurance carrier in the quarter ended June 30, 2014, for the replacement cost of a fixed asset that was damaged by severe weather. The asset’s net book value was reduced upon occurrence of the damage. The proceeds received from the insurance recovery exceeded the net book value of the asset in the amount of $0.2 million, which we recognized as a gain during the quarterly period ended June 30, 2014. This asset was directly associated with our Services Business and, as a result, the gain was included in discontinued operations.

•
Severance costs included in discontinued operations are exit and disposal costs directly attributable to the sale of the Services Business and incurred pursuant to the Services Business Plan, as described in "Recent Developments" above.

•
Impairment charge from classification of assets as held for sale included in discontinued operations relates to the carrying value of Services Business property and equipment, net that was in excess of fair value less cost to sell. As described in Note 13 to our unaudited interim financial statements in Item 1, we met the relevant criteria for reporting the Services Business as held for sale and in discontinued operations as of June 30, 2015, pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment. As a result, we were required to assess the Services Business asset group for impairment pursuant to FASB Topic 360. Our assessment identified an impairment charge of $1.4 million that we recorded in the quarterly period ended June 30, 2015. To determine the impairment charge, pursuant to FASB Topic 360, the net carrying value of the Services Business asset group was compared to its fair value as of May 4, 2015. We determined that the selling price paid by Accuratus to acquire the Services Business asset group was the best estimate of fair value. Our valuation methodology is described further in Note 11 of the accompanying unaudited interim financial statements in Item I. We subsequently recorded a $0.1 million loss on disposal in the quarterly period ended September 30, 2015, due to (i) a difference between estimated and final direct selling costs and (ii) a change in estimated working capital of the Services Business between June 30, 2015 and the effective date of the sale on July 17, 2015.

•
Income tax expense included in discontinued operations consists of U.S. federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. However, in accordance with U.S. GAAP, for periods in which we reported pre-tax income from discontinued operations for financial reporting purposes and pre-tax loss from continuing operations, we presented income from discontinued operations net of income tax expense attributable to our discontinued operations using the estimated annual effective tax rate of the Services Business. We also recognized a corresponding income tax benefit on our loss from continuing operations for the same affected period.

Results of Operations for the Three Months Ended September 30, 2015 and 2014
The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended
	September 30, 2015	September 30, 2014	Period-to-Period Change
	Amount	Amount	Amount	Percentage
Total revenue	$64	$61	$3	4.9%
Operating expenses:
Research and development	3,458	2,478	980	39.5%
Selling, general and administrative	4,143	2,121	2,022	95.3%
Total operating expenses	7,601	4,599	3,002	65.3%
Loss from operations	(7,537)	(4,538)	(2,999)	66.1%
Other (income) expense:
Interest (income) expense	(8)	—	(8)	*
Total other (income) expense	(8)	—	(8)	*
Loss from continuing operations before income tax	(7,529)	(4,538)	(2,991)	65.9%
Income tax benefit	—	338	(338)	(100.0)%
Loss from continuing operations	(7,529)	(4,200)	(3,329)	79.3%
Income (loss) from discontinued operations, net of income tax expense	(826)	396	(1,222)	(308.6)%
Net loss	$(8,355)	$(3,804)	$(4,551)	119.6%
Revenue. For the three months ended September 30, 2015, revenue remained consistent when compared to the three months ended September 30, 2014. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
Research and Development. For the three months ended September 30, 2015, research and development expenses increased to $3.5 million from $2.5 million for the three months ended September 30, 2014. The increase of $1.0 million, or 39.5%, was primarily due to a $1.0 million increase in third-party service provider expenses associated with the development of SCY-078, including the preclinical development of our intravenous (IV) formulation, our ongoing Phase 2 clinical trial, and preparation for our Phase 1 IV and Phase 2 VVC clinical trials. Research and development employee compensation expense was unchanged on a net basis from period to period, but included a $0.3 million increase related to expenses incurred pursuant to the Retention Plan described in "Recent Developments" section above, offset by a $0.3 million decrease related to compensation expense for Services Business personnel supporting SCY-078 development in the third quarter of 2015 because such personnel were terminated in connection with the sale of the Services Business in July 2015. However, the former Services Business personnel continued to provide support for SCY-078 development following the July 2015 sale pursuant to the Services Agreement with Accuratus, including $0.7 million of expense for services provided in the quarter ended September 30, 2015. This expense is included in the third-party research and development service expense increase described above.
Selling, General & Administrative. For the three months ended September 30, 2015, selling, general and administrative expenses increased to $4.1 million from $2.1 million for the three months ended September 30, 2014. The increase of $2.0 million, or 95.3%, was primarily the result of a $1.8 million increase in employee compensation expense and a $0.2 million increase in professional services and other administrative expenses. The increase in employee compensation expense was primarily due to an increase in accrued severance and retention compensation costs totaling $1.0 million and an increase in stock compensation expense of $1.0 million, partially offset by a decrease in salary, bonus, and benefits expenses of $0.2 million. The increase in severance and retention costs was associated with costs incurred pursuant to the Retention Plan and the Separation Agreement with Dr. Ribeill, as described in the "Recent Developments" section above. The increase in stock compensation expense is related to incremental compensation expense incurred when stock options were modified in the third quarter of 2015 and option grants awarded subsequent to the third quarter of 2014. The decrease in salary, bonus, and benefits expenses were due to the reduction in selling, general, and administrative personnel headcount following the sale of the Services Business in July 2015.

Income Tax Benefit. For the three months ended September 30, 2015, income tax benefit was $0.0 million compared to $0.3 million in the three months ended September 30, 2014. No income tax benefit was recognized in the three months ended September 30, 2015, because it is directly correlated to income tax expense in discontinued operations and there was no corresponding income tax expense in discontinued operations in 2015. In the three months ended September 30, 2014, we recognized an income tax benefit equal to the corresponding income tax expense on income from discontinued operations for the period. The components of the income or loss from discontinued operations in the two periods are described below.
Discontinued Operations. For the three months ended September 30, 2015, we incurred a loss from discontinued operations, net of income tax expense, of $0.8 million compared to income from discontinued operations of $0.4 million in the three months ended September 30, 2014. The loss from discontinued operations in the three months ended September 30, 2015 resulted from revenue of $0.6 million, costs of revenue, research and development, and selling, general, and administrative costs in discontinued operations totaling $0.5 million, a non-recurring severance charge of $1.1 million associated with the termination of employees in connection with the exit and disposal of the Services Business, and a gain on disposal of $0.1 million. The income from discontinued operations in the three months ended September 30, 2014, resulted from revenue of $4.3 million, cost of revenues in discontinued operations of $3.6 million, and income tax expense of $0.3 million. The decreases in revenue and costs of revenue in discontinued operations between the two periods occurred because the Services Business was sold early in the third quarter of 2015, on July 17, 2015. The decrease in income tax expense between the two periods related to the change from income from discontinued operations in the 2014 period to loss from discontinued operations in 2015. Income tax expense was only reported in periods in which we reported pre-tax income from discontinued operations and pre-tax loss from continuing operations.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014
The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014, together with the changes in those items in dollars and percentage (dollars in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014	Period-to-Period Change
	Amount	Amount	Amount	Percentage
Total revenue	$193	$192	$1	0.5%
Operating expenses:
Research and development	10,525	5,621	4,904	87.2%
Selling, general and administrative	9,628	5,582	4,046	72.5%
Total operating expenses	20,153	11,203	8,950	79.9%
Loss from operations	(19,960)	(11,011)	(8,949)	81.3%
Other (income) expense:
Amortization of deferred financing costs and debt discount	—	755	(755)	(100.0)%
Loss on extinguishment of debt	—	1,389	(1,389)	(100.0)%
Interest (income) expense	(10)	49	(59)	(120.4)%
Derivative fair value adjustment	—	(10,080)	10,080	(100.0)%
Other expense	—	10	(10)	(100.0)%
Total other (income) expense	(10)	(7,877)	7,867	(99.9)%
Loss from continuing operations before income tax	(19,950)	(3,134)	(16,816)	536.6%
Income tax benefit	—	909	(909)	(100.0)%
Loss from continuing operations	(19,950)	(2,225)	(17,725)	796.6%
Income (loss) from discontinued operations, net of income tax expense	(4,285)	1,066	(5,351)	(502.0)%
Net loss	$(24,235)	$(1,159)	$(23,076)	1,991.0%
Revenue. For the nine months ended September 30, 2015, revenue remained consistent when compared to the nine months ended September 30, 2014. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
Research and Development. For the nine months ended September 30, 2015, research and development expenses increased to $10.5 million from $5.6 million for the nine months ended September 30, 2014. The increase of $4.9 million, or 87.2%, was primarily the result of a $4.7 million increase in third-party service expenses primarily related to the SCY-078 Phase 2 clinical trial and the preclinical development of intravenous SCY-078, and a $0.4 million increase in employee compensation expense. These increases were partially offset by a $0.2 million decrease in other administrative support costs. The increase in employee compensation expense was due to an increase of $0.7 million related to former Services Business personnel devoting more time and effort to SCY-078 development in 2015 (until the Services Business sale in July 2015), partially offset by a $0.3 million decrease in research and development employee salary, benefit, and severance costs due to workforce reduction activities occurring in June 2014 that did not recur in 2015. When scientific personnel in our former Services Business devoted time to research and development projects, the associated salaries and personnel-related costs for this effort were included in research and development expense, rather than in costs of revenues, which is included in discontinued operations.
Selling, General & Administrative. For the nine months ended September 30, 2015, selling, general and administrative expenses increased to $9.6 million from $5.6 million for the nine months ended September 30, 2014. The increase of $4.0 million, or 72.5%, was primarily the result of a $3.2 million increase in employee compensation expense and a $1.0 million increase in professional services expenses directly associated with our continuing operations as a regulated, publicly traded company, partially offset by a $0.2 million decrease in other administrative expenses. The increase in employee compensation expense was primarily due to an increase in accrued severance and retention compensation costs totaling $1.4 million, an increase in stock compensation expense of $1.7 million, and an increase in other compensation costs of $0.1 million. The increase in severance and retention costs was associated with costs incurred pursuant to the Retention Plan, the compensatory plan with Mr. Osborne, and the Separation Agreement with Dr. Ribeill, as described in the "Recent Developments" section above or in Note 12 to our unaudited interim financial statements in Item 1 of this quarterly report. The increase in stock compensation expense is related to incremental compensation expense incurred when stock options were modified in the third quarter of 2015 and option grants awarded subsequent to the third quarter of 2014. The decrease in salary, bonus, and benefits expenses was due to the reduction in selling, general, and administrative personnel headcount following the sale of the Services Business in July 2015.
Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs was $0.8 million in the nine months ended September 30, 2014, which was associated with our 2013 Credit Agreement deferred financing costs. We amortized these deferred financing costs until May 2014, when we repaid the entire outstanding balance of the 2013 Credit Agreement totaling $15.0 million plus accrued interest using the proceeds from the IPO. There was no amortization in the nine months ended September 30, 2015, because the 2013 Credit Agreement was repaid in full in May 2014.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $1.4 million in the nine months ended September 30, 2014. As described in the preceding paragraph, the entire outstanding balance of the 2013 Credit Agreement was repaid in May 2014. The remaining unamortized balance of the deferred financing costs on the debt settlement date of $1.4 million was immediately recognized as a loss on the extinguishment of debt in the nine months ended September 30, 2014. There was no loss incurred in the nine months ended September 30, 2015, because the 2013 Credit Agreement was repaid in full in May 2014.
Derivative Fair Value Adjustment. For the nine months ended September 30, 2015, derivative fair value adjustment was zero compared to $10.1 million in the nine months ended September 30, 2014. The derivative fair value adjustment was a gain in the nine months ended September 30, 2014 and was due to the decrease in the estimated fair value of our common stock, from $47.74 per share as of December 31, 2013, to $10.00 per share as of May 2, 2014. The warrants to purchase common stock accounted for as derivatives were exercised in May 2014 in conjunction with the IPO, and therefore the remaining derivative liability was reclassified to additional paid in capital at that time. Therefore, no gain or loss was incurred during the nine months ended September 30, 2015.
Income Tax Benefit. For the nine months ended September 30, 2015, income tax benefit was $0.0 million compared to $0.9 million in the nine months ended September 30, 2014. No income tax benefit was recognized in the nine months ended September 30, 2015, because it is directly correlated to income tax expense in discontinued operations and there was no corresponding income tax expense in discontinued operations in 2015. In the nine months ended September 30, 2014, we recognized an income tax benefit equal to the corresponding income tax expense on income from discontinued operations for the period. The components of the income or loss from discontinued operations in the two periods are described below.
Discontinued Operations. For the nine months ended September 30, 2015, we incurred a loss from discontinued operations of $4.3 million compared to income from discontinued operations of $1.1 million in the nine months ended September 30, 2014. The loss from discontinued operations in the nine months ended September 30, 2015 resulted from revenue of $7.4 million, costs of revenue, research and development, and selling, general, and administrative costs in discontinued operations totaling $8.2 million, and non-recurring 2015 costs that included severance charges of $2.1 million associated with the termination of employees in connection with the exit and disposal of the Services Business, an impairment charge on classification of assets as held for sale of $1.4 million, and a loss on disposal of $0.1 million. The income from discontinued operations in the nine months ended September 30, 2014 resulted from revenue of $13.5 million, costs of revenue and selling, general, and administrative costs totaling $11.7 million, a gain on insurance recovery of $0.2 million, and income tax expense of $0.9 million.
The decreases in revenue and costs of revenue in discontinued operations between the two periods occurred because the Services Business was sold early in the third quarter of 2015, on July 17, 2015. Also contributing to the decrease in revenue between the two periods was a decrease in animal health services caused by a reduction in the scope of services provided under our research services agreement with Merial beginning in January 2015, which resulted in a $1.8 million decrease in revenue under this agreement for the nine months ended September 30, 2015. The decrease in income tax expense between the two periods related to the change from income from discontinued operations in the 2014 period to loss from discontinued operations in 2015. Income tax expense was only reported in periods in which we reported pre-tax income from discontinued operations and pre-tax loss from continuing operations.

Liquidity and Capital Resources
Sources of Liquidity
Through September 30, 2015, we have funded our operations through revenue from the provision of contract research and development services and from net proceeds from debt and equity issuances. Substantially all of our historical revenue was generated from the provision of our contract research and development services, which were provided by our Services Business that we divested through a sale transaction that closed in July 2015 (see "Recent Developments" above). As of September 30, 2015, we had cash and cash equivalents of approximately $53.8 million, compared to $32.2 million as of December 31, 2014. The increase in our cash and cash equivalents was primarily due to our April 2015 follow-on public offering, in which we sold an aggregate of 5,376,622 shares of common stock at a public offering price of $7.70 per share. Net proceeds were approximately $38.0 million, after deducting underwriting discounts and commissions and offering expenses totaling $3.4 million. The cash increase generated by this offering was partially offset by continued development costs associated with our lead product candidate, SCY-078. We have incurred net losses since our inception, including the nine months ended September 30, 2015. As of September 30, 2015, our accumulated deficit was $141.7 million.
We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other third-party funding, strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015, or the related at-the-market facility filed under the Sales Agreement Prospectus on the same date.
Cash Flows
The following table sets forth the significant sources and uses of cash for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Cash and cash equivalents, January 1	$32,243	$1,402
Net cash used in operating activities	(18,563)	(7,751)
Net cash provided by (used in) investing activities	2,002	(416)
Net cash provided by financing activities	38,084	40,801
Net increase in cash and cash equivalents	21,523	32,634
Cash and cash equivalents, September 30	$53,766	$34,036
Operating Activities
The $10.8 million increase in net cash used in operating activities for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to increases in costs associated with SCY-078 development efforts and public reporting company operations. We expect that our research and development expenses will continue to increase as we pursue our SCY-078 development efforts described in the "Recent Developments" section above and we expect we will continue to incur selling, general and administrative expenses to support our operations.
Net cash used in operating activities of $18.6 million for the nine months ended September 30, 2015, primarily consisted of the $24.2 million net loss adjusted for non-cash charges, offset by a net favorable change in operating assets and liabilities of $2.0 million, that included the non-cash component of an impairment charge on classification of assets as held for sale and on disposal of $0.6 million, depreciation of $0.4 million, and stock-based compensation expense of $2.7 million. The non-cash impairment charge is a discrete, non-recurring event and depreciation expense decreased beginning in the third quarter of 2015 because the majority of that cost is associated with our lease obligations for our Durham, N.C. facility that was transferred as part of the sale of the Services Business. The net favorable change in operating assets and liabilities included an increase in accrued but unpaid severance and retention costs of $2.8 million partially offset by an increase in prepaid expenses and other assets of $0.9 million. The accrued severance and retention costs are related to the Services Business Plan, the Retention Plan, and the resignations of our former chief financial officer and former president, as described further in the "Recent Developments" section above. We expect the majority of these severance and retention accruals to be relieved through cash payments occurring during the fourth quarter of 2015 and the first half of 2016. We also expect to recognize additional severance costs associated with the Retention Plan in the fourth quarter of 2015 as our retained employees continue to provide services to us and earn retention benefits pursuant to the Retention Plan. The increase in prepaid expenses and other assets is primarily due to (i) the timing and amount of prepayments for insurance policies and other third party services and (ii) a $0.8 million increase in the receivable balance due from R-Pharm for reimbursable research and development expenditures. We expect to collect the outstanding receivable due from R-Pharm in the second half of 2015.
Net cash used in operating activities of $18.6 million for the nine months ended September 30, 2015, includes $2.3 million of net cash used in the operating activities of our Services Business, as reported within discontinued operations, that we do not expect to continue on a prospective basis following the July 2015 sale of the Services Business.
Net cash used in operating activities of $7.8 million for the nine months ended September 30, 2014, primarily consisted of loss from continuing operations of $2.2 million, adjusted by favorable non-cash charges for a loss on extinguishment of debt of $1.4 million, income from discontinued operations, net of non-cash income tax expense, of $1.1 million, depreciation of $0.9 million, stock-based compensation expense of $0.8 million, the amortization of deferred financing costs of $0.8 million, and a favorable change in operating assets and liabilities of $0.1 million. These favorable adjustments were offset by an adjustment for the non-cash gain on the change in fair value of derivative liabilities of $10.1 million in the period, which was described in the "Components of Operating Results" section above.
Investing Activities
Net cash from investing activities of $2.0 million for the nine months ended September 30, 2015 consisted of $2.5 million of cash proceeds received in July 2015 upon closing of the sale of our Services Business, partially offset by purchases of property and equipment of $0.5 million. The cash proceeds from the sale were discrete, non-recurring cash flows in the period and that we do not expect to occur in future periods. Our cash used for purchases of property and equipment was substantially all related to our Services Business operations. As a result, we expect a decrease in future cash purchases of property and equipment, other than non-recurring capital expenditures to support continuing operations and associated with our pending relocation to New Jersey.
Net cash used for investing activities of $0.4 million for the nine months ended September 30, 2014 consisted of purchases of property and equipment of $0.6 million, partially offset by a receipt of $0.2 million in proceeds from an insurance recovery during the second quarter of 2014.
Financing Activities
Net cash provided by financing activities of $38.1 million for the nine months ended September 30, 2015, consisted of gross proceeds of $41.4 million from our April 2015 follow-on public offering, partially offset by related underwriting discounts and commissions and offering expenses totaling $3.4 million. We also received proceeds from the issuance of shares of our common stock to employees under the terms of our employee stock purchase plan.
Net cash provided by financing activities of $40.8 million for the nine months ended September 30, 2014, consisted of $62.0 million of gross proceeds received from our IPO in May 2014 and $0.5 million in proceeds raised from the issuance of shares of our D-2 preferred stock in January 2014, offset partially by a $15.0 million payment to settle all outstanding borrowings under our 2013 Credit Agreement and 6.9 million of payments for deferred offering costs and underwriting discounts and commissions. We also received proceeds from (i) the conversion of common stock warrants in connection with our IPO and (ii) the issuance of shares of our common stock to employees under the terms of our employee stock purchase plan.
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
As described in the "Recent Developments" section above, we completed the sale of our Services Business pursuant to an Asset Purchase Agreement, dated July 17, 2015, with Accuratus Lab Services, Inc. for an aggregate purchase price of $3.9 million, subject to a pre-closing working capital adjustment of $0.8 million. In addition, a portion of the consideration payable at closing equal to $0.5 million was withheld and is subject to an escrow for a period of 12 months from the date of closing to satisfy our indemnification obligations in connection with breaches of any representation and warranties and other customary obligations under the terms of the Purchase Agreement. The resulting net proceeds received by us at closing in July 2015 totaled approximately $2.5 million.

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

•	our need and ability to hire additional management and scientific and medical personnel;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems associated with our relocation to New Jersey; and

•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.
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

•
In July 2015, as a condition to the execution of the Asset Purchase Agreement, Accuratus assumed our post-closing obligation under our facility lease in Durham, North Carolina. Certain of our employees will continue to operate from the Durham facility for a period of up to six months following the sale closing pursuant to a facility license and a transition services agreement. In addition, under a Transition Services Agreement, Accuratus will provide accounting, IT, payroll, personnel and human resources support, and equity compensation plan administration support services to us at rates ranging from one hundred to two hundred dollars per hour for a period of time not to extend beyond December 31, 2015.

•
In July 2015, in connection with the sale of the Services Business and our relocation of our continuing operations to Jersey City, New Jersey, we entered into the Sublease that became effective July 22, 2015, to sublet certain premises consisting of 10,141 square feet of space located at 101 Hudson Street, Jersey City, New Jersey from Optimer Pharmaceutical, Inc. The material terms of the Sublease are described in the "Recent Developments" section above.

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
Our critical accounting policies have not changed from those described in our Annual Report on Form 10-K filed with the SEC on March 30, 2015 and Exhibit 99.1 to the Form 8-K filed with the SEC on October 30, 2015.

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
As of September 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On July 21, 2015, we completed the sale of our Services Business. Subsequent to the sale transaction, certain control activities associated with the discrete processes and transactions of our Services Business, including those control activities related to revenue recognition on Services Business contracts, were no longer performed because they were no longer applicable. Additionally, in connection with the recent changes in our principal executive officer and principal financial officer, we made certain enhancements relating to our internal control over financial reporting as part of our compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Except for the previously described changes, during the quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to Our Financial Condition and Need for Additional Capital
We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*
We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including a net loss of approximately $4.2 million for the year ended December 31, 2014. We incurred a net loss of $24.2 million for the nine months ended September 30, 2015 and expect to incur a net loss for the year ending December 31, 2015. As of September 30, 2015, we had an accumulated deficit of approximately $141.7 million. Although we have generated revenues through our contract research and development services, these revenues historically have not been sufficient to support our business, and so in addition we have financed our operations through the sale of convertible preferred stock, convertible debt, and common stock. On a prospective basis, our strategic focus, along with the commitment of our financial resources, will be directed towards the development of SCY-078, our lead product candidate. We have not generated any revenue from product sales. Although we had cash and cash equivalents of $53.8 million as of September 30, 2015, there can be no assurances that we will be able to continue our operations on a long-term basis. We have suffered substantial losses from operations since inception and may require additional financing.
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
We may continue to require substantial additional capital, and if we are unable to raise capital when needed we would be forced to delay, reduce or eliminate our development program for SCY-078.*
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate, the timing of the submission of the NDA could be delayed, and any potential product approval could be delayed. We believe that our existing cash and cash equivalents as of September 30, 2015, will be sufficient to meet our anticipated operating requirements into the first half of 2017; provided, however, that changing circumstances may cause us to consume cash more rapidly than we currently anticipate. We may need to raise additional funds from additional issuances of equity and/or debt securities or otherwise obtain funding through strategic alliances or collaborations with third parties. In any event, we will require additional capital to complete development of, to seek regulatory approval for and, if approval is obtained, to commercialize SCY-078 and any future product candidates we may seek to develop. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.
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
We have a significant concentration of credit risk in the form of cash on deposit with a bank, which exceeds the individual account FDIC insurance limits.*
We have cash and cash equivalents of $53.8 million on deposit with a single bank as of September 30, 2015. We monitor the credit rating of our commercial bank based on the quarterly reviews of independent analysts. We plan to explore viable alternatives to our current arrangement. If the commercial bank experiences insolvency and we are unable to access our cash and cash equivalents, or if we experience a loss of principal, it may adversely affect our ability to develop and commercialize SCY-078 and any future product candidates we may seek to develop.
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
Delays in our Phase 2 study’s patient enrollment process, including delays associated with the implementation of recent protocol amendments, potential additional protocol amendments that we are currently evaluating, and the opening of additional investigational sites inside and outside the US, could have an adverse effect on the costs and timing of our SCY-078 development efforts.*
Our multicenter Phase 2 study with primary endpoints of safety, tolerability, and pharmacokinetics of the oral formulation of SCY-078 as step-down treatment in patients initially treated with echinocandin therapy for invasive Candida infections is ongoing. The enrollment into the study continues but has been slower than anticipated. New investigational sites have been opened in the U.S. and we are opening additional sites in Latin America and Europe. Most active sites are currently operating under the latest protocol amendment that was designed to facilitate enrollment and we continue to consider whether further protocol amendments may be needed. These measures are expected to increase enrollment into the study. If the amendments to our Phase 2 study protocol and implementation of new investigational sites are not successful or do not result in expediting enrollment in our Phase 2 study of SCY-078, we may continue to experience enrollment delays that could increase our costs, limit our ability to achieve acceptable enrollment parameters, adversely affect the data we expect to receive from the study, limit our ability to achieve the study's objectives, or cause us to terminate the study before it is completed.
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
It is impossible to predict when or if SCY-078 or any other product candidate we may seek to develop will prove effective or safe or will receive marketing approval. Unforeseen side effects from any product candidates could arise either during clinical development or, if approved, after the product has been marketed. For example, the most frequently noted adverse effects reported as associated with SCY-078 treatment in the seven Phase 1 studies of SCY-078 conducted to date were diarrhea, abdominal pain, headache, nausea, fatigue, increased orthostatic heart rate, abnormal GI sounds, vomiting and dizziness. To date there have been seven subjects with serious adverse events reported in clinical trials of SCY-078: six subjects with serious adverse events that were not considered to be related to SCY-078 by the investigator; and one subject experienced significant liver function test increases which were considered to be related to SCY-078. Preclinical findings in the future could trigger the need to evaluate or monitor for specific potential safety concerns in clinical trials. The results of future clinical trials may show that SCY-078 and any future product candidates we may seek to develop cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or may lead us to abandon their development altogether.
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

Risks Relating to Our Drug Development Activities and Former Contract Research and Development Services
As a result of the divestiture of our former contract research and development business, we now contract with a third-party provider for certain drug development activities related to SCY-078 and if these services are terminated or are not as effective as when we could provide them internally, our development of SCY-078 may be delayed or harmed.*
In connection with the sale of our former contract research and development business (“Services Business”) to Accuratus, we entered into the Services Agreement (“Services Agreement”) with Accuratus pursuant to which Accuratus will provide us with certain contract research and development services for 18 months following the closing of the sale of the Services Business. The purpose of the Services Agreement is to replace drug development services for the advancement of SCY-078 that were previously provided internally by our employees prior to the sale of the Services Business. These former employees have extensive knowledge and expertise pertaining to our SCY-078 drug development activities, and we are substantially dependent upon the continued access to their expertise pursuant to the terms of the Services Agreement. If we lose our ability to access this expertise, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could adversely affect our development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that any provider will need additional time to respond to our needs and may not provide the same or similar type or level of services, which could have an adverse affect on the cost and timing of our development activities related to SCY-078.
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
We are dependent on other third-party collaborations to develop and commercialize product candidates we have outlicensed, and if our third-party collaborators are not successful in developing and commercializing product candidates we have outlicensed, we will not receive any revenue from these collaborations.*
A significant portion of our strategy is to license to third parties rights to develop and commercialize product candidates, including candidates we have discovered other than SCY-078, and if these third parties do not perform under our agreements with them, we will not receive any revenue from these collaborations. For example, we currently have license agreements with R-Pharm, CSJC, or R-Pharm, to develop and commercialize SCY-078 in Russia and several smaller non-core markets and Waterstone Pharmaceutical, or Waterstone, to develop and commercialize SCY-635 for the treatment of viral diseases in humans. We are relying on R-Pharma and Waterstone to commercialize the compounds subject to the respective license agreements, and if either is not able to commercialize the compounds subject to the respective agreements, or determines not to pursue commercialization of the compounds, we will not receive any royalty payments under the agreements. We are party to a license agreement with Dechra Ltd, or Dechra, pursuant to which we licensed to Dechra rights to develop and commercialize SCY-641 for use in animal health, and we were eligible to receive royalties on sales of products developed with SCY-641. In November 2015, we received a notice of termination from Dechra indicating it would terminate the license agreement for SCY-641 effective in May 2016. If our third-party collaborators under the R-Pharma and Waterstone agreements and any future agreements we enter into do not perform under the agreements, or terminate the agreements, we will not receive the benefits we expect under the agreements.

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
Risks Related to Employee Matters and Managing Growth
We may not be able to manage our business effectively if we are unable to attract and retain key personnel.*
We may not be able to attract or retain qualified management, finance, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, due in part to our pending relocation of our corporate and operational headquarters to Jersey City, New Jersey. Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. However, the trading price of our common stock as listed on the NASDAQ Global Market has traded at or below the exercise price of a significant portion of the stock options currently held by our executive officers and key employees. This may reduce the retention value of these options and we may need to grant additional stock options, make further amendments to the terms of existing option awards, or provide alternative compensation and retention programs to continue to retain our employees, especially our key employees and executive officers. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy. Yves Ribeill, who served as our President and Chief Executive Officer since 1999, stepped down as Chief Executive Officer effective April 1, 2015, and then resigned from his role as our President in July 2015. On April 1, 2015, Marco Taglietti, M.D. became our Chief Executive Officer. Charles Osborne, who served as our Chief Financial Officer, resigned from our company in June 2015 and on July 22, 2015, Jonathan Sears Woodall became our Interim Chief Financial Officer until November 2, 2015, when Eric Francois became our Chief Financial Officer. Our Chief Medical Officer resigned in February 2015 and David Angulo, M.D. became our new Chief Medical Officer, effective June 1, 2015. As a result, we have had significant management turnover and if we are unable to retain our current executive officers and key employees our ability to implement our business strategy successfully could be seriously harmed.
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
Our former Services Business operations involved, and the operations of our vendors may involve, the use of hazardous materials, which could subject us to significant liabilities.
Research and development processes performed by our former Services Business, and research and development processes that we contract with vendors to perform, involve the controlled use of hazardous materials, including chemicals. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. Individuals exposed to these hazardous materials could attempt to assert civil liability against us either as the former operator of the Services Business or as the contractor for services performed by our vendors. We have general liability insurance coverage of up to $1.0 million per occurrence, with an annual aggregate limit of $2.0 million, which excludes pollution liability. This coverage may not be adequate to cover all claims. Furthermore, if we were to be held liable for a claim involving biological or hazardous materials, this liability could exceed our insurance coverage, if any, and our other financial resources.
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
Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters submitted to our stockholders for approval.*
As of November 1, 2015, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together own shares representing a substantial portion of our outstanding common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to influence matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate action. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
To build the infrastructure to allow us to assess the effectiveness of our internal control over financial reporting, we took certain measures during 2014 that including the hiring of key personnel, the design and implementation of certain additional control activities, and the evaluation of those new control activities, as well as existing control activities, to determine whether our system of internal controls was operating effectively to mitigate risks of material misstatement in our financial reporting. We believe our previously identified material weaknesses were remediated as of December 31, 2014. If we are unsuccessful in maintaining an appropriate accounting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures, or comply with existing or new reporting requirements.
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
There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus effective May 2, 2014, filed with the SEC pursuant to Rule 424(b) of the Securities Act. Through September 30, 2015, $38.8 million of the net proceeds had been used for the purposes set forth in our prospectus, including $15.0 million to pay off the balance and all accrued interest on our credit facility with HSBC Bank on May 7, 2014, and $23.8 million for the development of our lead product candidate SCY-078 and to fund working capital, capital expenditures and other general corporate purposes.

Item 5.	Other Information
Termination of Licensing Agreement
In August 2012, we entered into a license agreement with Dechra Ltd. ("Dechra"), a UK listed international veterinary pharmaceutical business, granting Dechra rights to our proprietary compound, SCY-641, in the field of animal health, including dog dry eye, under which we were entitled to receive potential milestone and royalty payments. Dechra was granted worldwide animal health rights and was responsible for the remaining clinical development and commercialization of SCY-641 in the animal health field. Under the agreement, Dechra was required to use reasonable efforts to commercialize SCY-641. We received an upfront fee in 2012 and we were eligible to receive potential milestone payments as well as royalty payments on the total net sales of the product. Pursuant to the agreement, Dechra had the right to relinquish the license and terminate the agreement at any time it determined in its reasonable business judgment that it was impossible to carry out further development or marketing of the product by giving us at least six months prior written notice. In November 2015, Dechra notified us of its intention to terminate the license agreement for the development of SCY-641 effective May 2016.

Item 6.	Exhibits
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2015

By:	/s/ Eric Francois
Eric Francois Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 13, 2015

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1
Asset Purchase Agreement, dated July 17, 2015, between the Company and Accuratus Lab Services, Inc. (Filed with the SEC as Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on July 23, 2015, SEC File No. 001-36365, and incorporated by reference here)

3.1
Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 12, 2014, SEC File No. 001-36365, and incorporated by reference here).

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

10.1	Compensation arrangement with non-employee directors.

10.2*	Commitment to Services Agreement, dated July 17, 2015, between the Company and Accuratus Lab Services, Inc.

10.3
Employment Agreement, effective November 1, 2015, between the SCYNEXIS, Inc. and Eric Francois (Filed with the SEC as Exhibit 99.1 to our current report on Form 8-K, filed with the SEC on November 2, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.4
Sublease Agreement, dated July 13, 2015, between the Company and Optimer Pharmaceuticals, Inc. (Filed with the SEC as Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 23, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.5
Release And Settlement Agreement, dated July 21, 2015, between the Company and Yves Ribeill (Filed with the SEC as Exhibit 10.3 to our current report on Form 8-K, filed with the SEC on July 23, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.6	Engagement Letter, dated July 7, 2015, between CMF Associates, LLC, and SCYNEXIS pursuant to which Jonathan Sears Woodall served as SCYNEXIS’s Interim Chief Financial Officer.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Confidential treatment has been requested for a portion of this exhibit.