Form 10-Q
period 2016-03-31
SCYNEXIS INC
filed 2016-05-09
CIK 1178253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
(201)-884-5485
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 15, 2016, there were 13,906,828 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCYNEXIS, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$38,016	$46,985
Prepaid expenses and other current assets	1,905	1,452
Total current assets	39,921	48,437
Other assets	429	419
Deferred offering costs	331	417
Total assets	$40,681	$49,273
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,380	$619
Accrued expenses	2,574	3,149
Accrued severance and retention costs	830	2,639
Deferred revenue, current portion	257	257
Total current liabilities	5,041	6,664
Deferred revenue, non-current	571	635
Deferred rent	25	25
Total liabilities	5,637	7,324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of March 31, 2016 and December 31, 2015; 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized as of March 31, 2016, and December 31, 2015; 13,906,828 and 13,905,599 shares issued and outstanding as of March 31, 2016, and December 31, 2015, respectively	14	14
Additional paid-in capital	192,348	192,069
Accumulated deficit	(157,318)	(150,134)
Total stockholders’ equity	35,044	41,949
Total liabilities and stockholders’ equity	$40,681	$49,273
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended March 31,
	2016	2015
Revenue	$64	$65
Operating expenses:
Research and development, net	4,743	3,787
Selling, general and administrative	2,533	2,210
Total operating expenses	7,276	5,997
Loss from operations	(7,212)	(5,932)
Other (income) expense:
Interest income	(28)	(1)
Total other income	(28)	(1)
Loss from continuing operations	(7,184)	(5,931)
Discontinued operations:
Loss from discontinued operations	—	(453)
Net loss	$(7,184)	$(6,384)
Loss per share attributable to common stockholders - basic and diluted
Continuing operations	$(0.52)	$(0.70)
Discontinued operations	—	(0.05)
Net loss per share - basic and diluted	$(0.52)	$(0.75)
Weighted average common shares outstanding:
Basic and diluted	13,905,613	8,516,467
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,184)	$(6,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	323
Stock-based compensation expense	274	296
Write off of deferred offering costs	111	—
Changes in deferred rent	—	(57)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	—	448
Prepaid expenses, other assets, and deferred costs	(477)	(160)
Accounts payable and accrued expenses	186	1,052
Accrued severance and retention cost obligations	(1,809)	—
Deferred revenue	(64)	(65)
Net cash used in operating activities	(8,960)	(4,547)
Cash flows from investing activities:
Purchases of property and equipment	(14)	(171)
Net cash used in investing activities	(14)	(171)
Cash flows from financing activities:
Proceeds from employee stock purchase plan issuance	5	95
Net cash provided by financing activities	5	95
Net decrease in cash and cash equivalents	(8,969)	(4,623)
Cash and cash equivalents, beginning of period	46,985	32,243
Cash and cash equivalents, end of period	$38,016	$27,620
Supplemental cash flow information:
Cash received for interest	28	—
Noncash financing and investing activities:
Deferred offering costs included in accounts payable and accrued expenses	$25	$257
Equipment purchases in accounts payable and accrued expenses	$—	$25
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

1.	Description of Business and Basis of Preparation
Organization
SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a pharmaceutical company, headquartered in Jersey City, New Jersey, committed to the development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. We are developing our lead product candidate, SCY-078, as a novel oral and intravenous drug for the treatment of serious and life-threatening invasive fungal infections in humans.
The Company has incurred losses and negative cash flows from operations since its initial public offering ("IPO") in May 2014 and expects to continue to incur losses. The Company's liquidity over the next 12 months could be materially affected by, among other things: its ability to raise capital through equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements; key SCY-078 development and regulatory events; costs related to its development of SCY-078; and other factors.
Shelf Registration Filing
On October 30, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective on November 16, 2015. The registration statement contained two prospectuses:

•
a base prospectus which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150,000 of the Company's common stock, preferred stock, debt securities and warrants, including common stock or preferred stock issuable upon conversion of debt securities, common stock issuable upon conversion of preferred stock, or common stock, preferred stock or debt securities issuable upon the exercise of warrants (the "Shelf Registration"), and

•
a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40,000 of the Company's common stock that may be issued and sold under a sales agreement with Cowen and Company, LLC ("Cowen"). On April 10, 2016, the Company terminated the sales agreement with Cowen and on April 11, 2016, entered into a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). Pursuant to the Sales Agreement, the Company may sell from time to time, at its option, up to an aggregate of $40,000 of the Company’s common stock, through Cantor, as sales agent (the “ATM Offering”). Pursuant to the Sales Agreement, sales of the common stock, if any, will be made under the Company’s previously filed and currently effective registration statement on Form S-3 (File No. 333-207705). See Note 12 for further details.

The common stock that may be offered, issued and sold by the Company under the Sales Agreement is included in the $150,000 of securities that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the sales agreement with Cantor, any portion of the $40,000 included in the Sales Agreement that is not sold pursuant to the Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement, and if no shares are sold under the sales agreement, the full $150,000 of securities may be sold in other offerings pursuant to the base prospectus.
Unaudited Interim Financial Information
The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results for the full year or the results for any future periods. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 7, 2016.

Discontinued Operations
As described in Note 11, the Company met the relevant criteria for reporting the Company's contract research and development services business (the "Services Business") in discontinued operations in the second quarter of 2015. The accompanying unaudited interim financial statements present the Services Business as discontinued operations for the three months ended March 31, 2016, and 2015, pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include: the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and estimates utilized in recognizing stock-based compensation for options granted to employees and nonemployees.

2.	Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.
Concentration of Credit Risk
Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash on deposit with a bank, which exceeds the FDIC insurance limits, as well as accounts receivable. Ongoing credit evaluations of the bank and customers' financial condition and independent ratings are reviewed by the Company. Collateralization of deposits has not been required.
Other Assets
Other assets consist primarily of the refundable long-term deposit on the leased building facility and the restricted cash posted as collateral for the Company's corporate credit card program.
Deferred Offering Costs
Deferred offering costs are expenses directly related to the Form S-3 filed with the SEC on October 30, 2015 and declared effective on November 16, 2015 (the "Shelf Registration"). These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the Shelf Registration. Deferred costs associated with the Shelf Registration will be reclassified to additional paid in capital on a pro-rata basis in the event the Company completes an offering under the Shelf Registration, with any remaining deferred offering costs charged to the results of operations at the end of the three-year life of the Shelf Registration. During the three months ended March 31, 2016, the Company expensed $111 of deferred offering costs associated with the Shelf Registration as a result of the termination of the "at the market" ("ATM") offering program entered into with Cowen and Company, LLC (“Cowen”) on November 11, 2015. See Note 12 for further details.
Comprehensive Loss
The Company has no items of comprehensive income or loss other than net loss.
Revenue Recognition and Deferred Revenue
The Company has entered into collaboration arrangements in exchange for non-refundable upfront payments and consideration as services are performed. These arrangements include multiple elements, such as the sale of licenses and the provision of services. Under these arrangements, the Company also is entitled to receive development milestone payments and royalties in the form of a designated percentage of product sales. The Company classifies non-refundable upfront payments, milestone payments and royalties received under collaboration and licensing agreements as revenues within its statements of operations because the Company views such activities as being central to its business operations.
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
The Company’s deferred revenue includes non-refundable upfront payments received under certain licensing and collaboration arrangements that contain substantive performance obligations that the Company is providing over respective defined service or estimated relationship periods. Such non-refundable upfront payments are recognized over these defined service or estimated relationship periods. The Company received a non-refundable upfront payment of $1,500 from R-Pharm in August 2013 which is being recognized over a period of 70 months. The Company recognized revenue in continuing operations from this upfront payment of $64 and $65 for the three months ended March 31, 2016 and 2015, respectively.
Collaboration Arrangements
The Company assesses its contractual arrangements, and presents costs incurred and payments received under contractual arrangements, in accordance with ASC 808, Collaborative Arrangements ("Topic 808"), when the Company determines that the contractual arrangement includes a joint operating activity, has active participation by both parties, and both parties are subject to significant risks and rewards under the arrangement. When reimbursement payments are due to the Company under a collaborative arrangement within the scope of Topic 808, the Company determines the appropriate classification for each specific reimbursement payment in the statements of operations by considering (i) the nature of the arrangement, (ii) the nature of the Company’s business operations, and (iii) the contractual terms of the arrangement.
The Company's August 2013 development, license, and supply agreement with R-Pharm, CJSC (“R-Pharm”), combined with the supplemental arrangement in November 2014, is a collaborative arrangement pursuant to Topic 808 and the Company’s previously described accounting policy. The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. The Company recorded receivables for unpaid reimbursement amounts due from R-Pharm of $648 and $430 as of March 31, 2016 and December 31, 2015, respectively, which are presented in prepaid expenses and other current assets in the accompanying balance sheets.
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
Reimbursements of certain research and development costs by parties under collaborative arrangements have been recorded as a reduction of research and development expense presented within the statement of operations. Such reimbursements were recognized under the collaboration arrangement with R-Pharm during the three months ended March 31, 2016. Information about the Company’s research and development expenses and reimbursements due under collaboration arrangements for the three months ended March 31, 2016 and 2015, is presented as follows:

	Three months ended March 31,
	2016	2015
Research and development expense, gross	$4,962	$3,981
Less: Reimbursement of research and development expense	219	194
Research and development expense, net of reimbursements	$4,743	$3,787
Patent Expenses
Costs related to filing and pursuing patent applications, as well as costs related to maintaining the Company's existing patent portfolio, are recorded as expense as incurred since recoverability of such expenditures is uncertain.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

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
Basic and Diluted Net Loss per Share of Common Stock
The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share ("Topic 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.
The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	Three Months Ended March 31,
	2016	2015
Warrants to purchase Series C-1 Preferred	14,033	14,033
Stock options	1,450,453	575,416
Effect of Recent Accounting Pronouncements
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
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases, or ASU 2016-02. The new guidance requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. For public companies, ASU 2016-02 is effective for annual periods, including interim periods within those annual periods, beginning after

December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact that the implementation of ASU 2016-02 will have on the Company’s financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation, or ASU 2016-09. The new guidance is an update to ASC 718 and simplifies several aspects of the accounting for share-based transactions. For public companies, ASU 2016-09 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that the implementation of ASU 2016-09 will have on the Company’s financial statements.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers, or ASU 2016-10. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that the implementation of ASU 2016-10 will have on the Company’s financial statements.

3.	Prepaid Expenses and Other Current Assets

	March 31, 2016	December 31, 2015
Prepaid SCY-078 development services	$513	$108
Prepaid insurance	99	285
Other prepaid expenses	145	91
Other receivable due from R-Pharm	648	430
Escrow receivable due from Accuratus (Note 11)	500	500
Other current assets	—	38
Total prepaid expenses and other current assets	$1,905	$1,452

4.	Accrued Expenses

	March 31, 2016	December 31, 2015
Accrued research and development expenses	$1,950	$1,903
Accrued employee bonus compensation	215	776
Employee withholdings	25	42
Other accrued expenses	384	428
Total accrued expenses	$2,574	$3,149

5.	Commitments and Contingencies
Leases
The Company leases its headquarters facilities under a long-term non-cancelable operating lease. On July 13, 2015, the Company entered into a sublease (the "Sublease") that became effective July 22, 2015, to sublet certain premises consisting of 10,141 square feet of space (the "Subleased Premises") located at 101 Hudson Street, Jersey City, New Jersey from Optimer Pharmaceuticals, Inc. The term of the Sublease commenced on August 1, 2015 (the "Commencement Date") and is scheduled to expire on July 30, 2018. No base rent was due under the Sublease until one month after the Commencement Date. Under the Sublease, the Company is obligated to pay monthly base rent of approximately $25 per month, which amount increases by 3% annually on each anniversary of the Commencement Date. In addition, the Company was required to fund a security deposit with the sublandlord in the amount of $74.

Rent expense was approximately $74 for the three months ended March 31, 2016. Future minimum lease payments for all operating leases as of March 31, 2016 are as follows:

March 31, 2016 to December 31, 2016	$224
2017	307
2018	182
2019	—
2020	—
Thereafter	—
Total	$713
License Arrangement with Potential Future Expenditures
As of March 31, 2016, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to SCY-078 in the field of human health. SCY-078 is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19,000 upon occurrence of specific events, including initiation of a phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalty percentages are mid- to high-single digits.
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
Commitment Services Agreement
In connection with the sale of the Services Business, the Company and Accuratus Lab Services, Inc. ("Accuratus") entered into a Commitment to Services Agreement (the "Services Agreement") pursuant to which Accuratus will provide the Company with certain contract research and development services. The material terms of the Services Agreement are described in Note 11.
Compensatory Arrangements with Former Employees and Officers
The Company has entered into certain compensatory arrangements and commitments with former employees and officers, the material terms of which are described in Note 10.

6.	Common Stock
Authorized, Issued, and Outstanding Common Shares
The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of March 31, 2016, and December 31, 2015; 13,906,828 and 13,905,599 shares were issued and outstanding at March 31, 2016, and December 31, 2015, respectively. The following table summarizes common stock share activity for the three months ended March 31, 2016:

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	13,905,599	$14	$192,069	$(150,134)	$41,949
Net loss	—	—	—	(7,184)	(7,184)
Stock-based compensation expense	—	—	274	—	274
Common stock issued through employee stock purchase plan	1,229	—	5	—	5
Balance, March 31, 2016	13,906,828	$14	$192,348	$(157,318)	$35,044
Shares Reserved for Future Issuance
The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2016	December 31, 2015
Outstanding stock options	1,450,453	1,379,727
Outstanding Series C-1 Preferred warrants	14,033	14,033
For possible future issuance under 2014 Equity Incentive Plan (Note 8)	1,037,822	552,415
For possible future issuance under Employee Stock Purchase Plan (Note 8)	78,465	50,283
For possible future issuance under 2015 Inducement Plan (Note 8)	165,000	165,000
Total common shares reserved for future issuance	2,745,773	2,161,458
Warrants Associated with Convertible Preferred Stock Issuances
In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Preferred Stock, which converted into the right to purchase 14,033 shares of common stock in connection with our IPO, however, we refer to these warrants as our Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued in conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of $45.61 per share of common stock in connection with our IPO. These warrants remain outstanding as of March 31, 2016 and will expire on May 7, 2019, which is the five year anniversary of the Company's IPO. The fair value at the date of grant for these instruments was $459, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period. As of March 31, 2016 and December 31, 2015, the fair value of the warrant derivative liability was zero.

7.	Income Taxes
The Company applies intraperiod tax allocation guidance pursuant to Topic 740 to allocate income tax (expense) benefit between pre-tax income (loss) from continuing operations and discontinued operations. For periods in which the Company reports pre-tax income from discontinued operations for financial reporting purposes and pre-tax loss from continuing operations, the Company presents income from discontinued operations net of income tax expense attributable to its discontinued operations using the estimated annual effective tax rate of the Services Business. The Company also recognizes a corresponding income tax benefit on its loss from continuing operations for the same affected period. After applying the intraperiod tax allocation policy described above, the Company did not record a federal or state income tax expense or benefit for the three months ended March 31, 2016.

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

2014 Equity Incentive Plan
In February 2014, the Company’s board of directors adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which was subsequently ratified by its stockholders and became effective on May 2, 2014 (the “Effective Date”). The 2014 Plan, as amended on June 18, 2014 and February 25, 2015, is the successor to and continuation of the 2009 Stock Option Plan. As of the Effective Date, no additional awards will be granted under the 2009 Stock Option Plan, but all stock awards granted under the 2009 Stock Option Plan prior to the Effective Date will remain subject to the terms of the 2009 Stock Option Plan. All awards granted on and after the Effective Date will be subject to the terms of the 2014 Plan. The 2014 Plan provides for the grant of the following awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. Employees, directors, and consultants are eligible to receive awards.
Under the 2014 Plan, after giving effect to the increases to the share reserve approved by the Company’s stockholders in September 2014, and June 2015, but excluding the automatic increases discussed below, the aggregate number of shares of common stock that could be issued from and after the Effective Date (the “share reserve”) could not exceed the sum of (i) 1,122,731 new shares, (ii) the shares that represented the 2009 Stock Option Plan’s available reserve on the Effective Date, and (iii) any returning shares from the 2009 Stock Option Plan. Under the 2014 Plan, the share reserve will automatically increase on January 1st of each year, for a period of not more than 10 years, commencing on January 1, 2015, and ending on January 1, 2024, in an amount equal to 4.0% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year. The board of directors may act prior to January 1st of a given year to provide that there will be no increase in the share reserve or that the increase will be a lesser number of shares than would otherwise occur.
Pursuant to the terms of the 2014 Plan, (a) on January 1, 2015, the Company automatically added 340,484 shares to the total number of shares of common stock available for future issuance under the 2014 Plan, and (b) on January 1, 2016, the Company automatically added 556,223 shares to the total number of shares of common stock available for future issuance under the 2014 Plan.
Stock Option Grants
During the three months ended March 31, 2016, the Company granted options to purchase 86,795 shares of common stock. As of March 31, 2016, there were 1,037,822 shares of common stock available for future issuance under the 2014 Plan.
2015 Inducement Plan
On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan, or the 2015 Plan. The 2015 Plan has a share reserve covering 450,000 shares of common stock. During the quarter ended March 31, 2016, there were no grants of the Company's common stock under the 2015 Inducement Plan. As of March 31, 2016, there were 165,000 shares of common stock available for future issuance under the 2015 Plan.
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
In the quarterly period ended March 31, 2016, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 1,229 shares of common stock under the ESPP. During the quarterly period ended March 31, 2015, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 15,107 shares of common stock under the ESPP. As of March 31, 2016, there were 78,465 shares of common stock available for future issuance under the ESPP.

Compensation Cost
The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the ESPP was $274 and $296 for the three months ended March 31, 2016 and 2015. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $0 for the three months ended March 31, 2016 and 2015. Cash received from options exercised was $0 for both the three months ended March 31, 2016, and 2015.
Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations:

	Three Months Ended March 31,
	2016	2015
Research and development	$70	$52
Selling, general and administrative	204	211
Discontinued operations (Note 11)	—	33
Total	$274	$296

9.	Fair Value Measurements
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of March 31, 2016 and December 31, 2015 for financial instruments measured at fair value on a recurring basis:

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Cash on deposit	$46,935	$46,935	—	—
Money market funds	50	50	—	—
Total assets	$46,985	$46,985	—	—

March 31, 2016
Cash on deposit	$17,217	$17,217	—	—
Money market funds	20,799	20,799	—	—
Total assets	$38,016	$38,016	—	—

10.	Accrued Severance and Retention Costs
Compensatory Plan with Services Business Employees
In connection with the Company's sale of its Services Business in July 2015 to Accuratus, which is more fully described in Note 11, the Company designed a compensatory plan to promote the retention of services of its non-executive employees supporting that business (the "Services Business Plan") as well to provide severance payments for non-executive employees that were not offered a comparable position by Accuratus (the "June 2015 Terminated Employees"). The Services Business Plan met the definition of an exit and disposal activity pursuant to FASB ASC 420--Exit and Disposal Cost Obligations and the related retention and severance expense was recognized in 2015. As of March 31, 2016, the remaining severance and retention obligation for the June 2015 Terminated Employees was $184.

Compensatory Arrangement with Employees of the Company's Continuing Operations
In connection with the Company's planned relocation of its continuing operations to Jersey City, New Jersey, the Company designed a compensatory plan to promote the retention of services of non-executive employees supporting its continuing operations (the "Retention Plan"). The Company has concluded that the Retention Plan meets the definition of an exit and disposal activity pursuant to FASB ASC 420--Exit and Disposal Cost Obligations as of June 30, 2015, and all related expenses incurred were recognized in 2015.
The Retention Plan provided that non-executive employees were eligible to receive cash bonuses, severance payments and related benefit premiums provided that such employees remained employed through December 31, 2015 and were not terminated for cause. During the year ended December 31, 2015, the Company recognized total expense of $1,012, which was included in research and development and selling, general, and administrative expenses. As of March 31, 2016, the remaining obligation of $354 is included in accrued severance and retention liabilities in the accompanying balance sheet.
Compensatory Arrangement with Former Executive Officer
Yves J. Ribeill, Ph.D., resigned as President effective July 21, 2015. Dr. Ribeill resigned as a member of the board of directors effective March 16, 2016. The Company and Dr. Ribeill entered into an agreement, effective July 21, 2015, (the “Separation Agreement”), providing for certain payments and benefits to Dr. Ribeill over 12 months commencing with the first payroll period following the resignation date as President. The cash severance payments and related benefit premiums and payroll taxes totaled approximately $1,046 as of July 21, 2015, which was recognized as expense in the quarterly period ended September 30, 2015. As of March 31, 2016, the remaining obligation of $292 is included in accrued severance and retention liabilities in the accompanying balance sheet.

11.	Sale of the Services Business, Discontinued Operations
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
Continuing Involvement with Accuratus
The Company and Accuratus entered into the Services Agreement pursuant to which Accuratus will provide the Company with certain contract research and development services for 18 months (the "Initial Term") following the closing of the sale of the Services Business for a minimum purchase obligation of at least $3,300 due from the Company over the Initial Term of the Services Agreement. The purpose of the Services Agreement is to replace services that were previously provided internally by employees of the Company prior to the sale of the Services Business. The employees performing these services became employees of Accuratus in connection with this sale transaction.
In the quarterly period ended March 31, 2016, the Company recognized $1,177 of expense for services provided by Accuratus under the Services Agreement, which is included in research and development expense in the accompanying unaudited interim statements of operations.

Discontinued Operations
The following table presents revenue, (expenses), gains, and (losses) attributable to discontinued operations:

Three months ended March 31, 2015
Major line items constituting loss of discontinued operations:
Revenue	$3,232
Cost of revenue	(3,231)
Research and development	(431)
Selling, general, and administrative	(23)
Loss from discontinued operations	$(453)
The following table presents depreciation, capital expenditures, and significant operating and investing non-cash items related to the discontinued operations:

Three months ended March 31, 2015
Depreciation expense	$282
Purchases of property and equipment	(171)
Stock-based compensation	33
Changes in deferred rent	(57)
Equipment purchases in accounts payable and accrued expenses	25

12.	Subsequent Events
Termination of Sales Agreement
On April 10, 2016, SCYNEXIS terminated that certain sales agreement by and between the Company and Cowen, dated November 11, 2015 (the “Agreement”). The Agreement was terminable at will by the Company upon giving ten days written notice to Cowen. The Agreement previously established an ATM offering program through which the Company had the right to sell, from time to time, through Cowen, as the Company’s agent, up to an aggregate of $40,000 of the Company’s common stock. The Company sold no shares of common stock under the Agreement.
Entry into Sales Agreement
On April 11, 2016, the Company entered into the Sales Agreement with Cantor pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $40,000 of the Company’s common stock, through Cantor, as sales agent. Pursuant to the Sales Agreement, sales of the common stock, if any, will be made under the Company’s previously filed and currently effective registration statement on Form S-3 (File No. 333-207705), at market prices by any method that is deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act, as amended (the “Securities Act”), including sales made directly on the NASDAQ Global Market and any other trading market for the common stock, and sales to or through a market maker other than on an exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three months ended March 31, 2016, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.
Overview
SCYNEXIS is a pharmaceutical company committed to the development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. We are developing our lead product candidate, SCY-078, as a novel oral and intravenous (IV) drug for the treatment of several fungal infections, including serious and life-threatening invasive fungal infections in humans. SCY-078 is a novel and structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo in animal studies against a broad range of Candida and Aspergillus species, including drug-resistant strains, and we are continuing to conduct additional in vitro and in vivo studies to further characterize the spectrum of activity of SCY-078. Candida and Aspergillus species are two of the most common invasive fungal pathogens and are responsible for approximately 85% of all invasive fungal infections in the United States and Europe. We have completed multiple Phase 1 studies with the oral formulation of SCY-078, have conducted two Phase 1 studies with an initial IV formulation of SCY-078, and are planning additional Phase 1 studies with a new IV formulation of SCY-078. We are also conducting two Phase 2 studies with the oral formulation of SCY-078:

•
the first study is evaluating the safety, tolerability, and pharmacokinetics of SCY-078 as oral step-down treatment in patients initially treated with IV echinocandin therapy for invasive Candida infections. We expect to complete enrollment in June 2016 and to have top line data available in July 2016;

•
the second study is evaluating the safety and efficacy of orally administered SCY-078 for the treatment of vulvovaginal candidiasis (VVC). We have completed enrollment and we expect to have top line data available in June 2016.

SCY-078 holds both Fast Track and Qualified Infections Disease Product (QIDP) designations for the IV and oral formulations for the indications of invasive candidiasis (including candidemia) and invasive aspergillosis.
As a spinout from Aventis S.A., or Aventis in 2000, we began as a chemistry and animal health services company, providing contract research services to third parties. This contract research and development services business, which we refer to as our “Services Business,” generated substantially all of our revenue until we completed the sale of the Services Business to Accuratus Lab Services, Inc. in July 2015. In addition to SCY-078 and related antifungal compounds, we have discovered a number of proprietary compounds, including those within our cyclophilin inhibitor platform. We are currently focusing our resources on the development of SCY-078. In the future, we may develop other assets within our proprietary portfolio of antifungal or cyclophilin inhibitor compounds either in-house or through collaborations with strategic development partners. Additionally, we may assess external opportunities to expand our clinical pipeline.
We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015. As of March 31, 2016, we had received an aggregate of $92.6 million in net proceeds from the issuance of our common stock in these two offerings. Our principal source of liquidity is cash and cash equivalents, which totaled $38.0 million as of March 31, 2016.
We have incurred net losses since our inception, including the year ended December 31, 2015, and the three months ended March 31, 2016. As of March 31, 2016, our accumulated deficit was $157.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase as we continue to execute our research and drug development strategy. We also expect that we will continue to incur selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015 and declared effective on November 16, 2015, including the related at-the-market facility entered into on April 11, 2016 with Cantor Fitzgerald & Co., or Cantor.
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
Recent Developments
SCY-078 Development
We are conducting a multicenter Phase 2 study with primary endpoints of safety, tolerability, and pharmacokinetics of the oral formulation of SCY-078 as step-down treatment in patients initially treated with echinocandin therapy for invasive Candida infections. We expect to complete enrollment in June 2016 and to have top line data available in July 2016.
We are conducting a multicenter Phase 2 study with primary endpoints of safety and efficacy of the oral formulation of SCY-078 in patients with VVC. We completed enrollment of our Phase 2 study in VVC and we expect to have top line results available in June 2016. This study is also expected to evaluate the potential therapeutic effect of orally administered SCY-078 in a clinical condition caused by Candida spp. and, along with the other clinical and nonclinical data from ongoing and planned activities, we expect the study may contribute to the package of information that will support subsequent phases of development of SCY-078.
We investigated the safety, tolerability and pharmacokinetics of single and multiples doses of an IV formulation of SCY-078. This first IV formulation of SCY-078 exhibited a linear dose proportionality profile, showed good systemic tolerability after IV administration and allowed us to determine the doses needed to achieve the target exposure. However, reversible mild to moderate local infusion site reactions (i.e., local redness, swelling, pain) were observed with high doses and repeat infusions. Based on these findings, we have concluded that an optimized formulation is needed to achieve the desirable dose regimen with ideal tolerability. Since we have been developing multiple IV formulations with different characteristics, we are now planning to test an alternative IV formulation whose attributes, we believe, will improve local tolerability. Clinical testing of the optimized formulation in single- and multiple-ascending-dose studies are scheduled to start in the second quarter of 2016, which we expect will be completed in the third quarter of 2016. As initially planned, we are expecting to initiate the subsequent stages of our development program in the fourth quarter of 2016 for the treatment of invasive fungal infections that are refractory to or intolerant of standard antifungal agents and in the first half of 2017 for the treatment of invasive Candida infections.
We recently filed our annual Development Safety Update Report (DSUR) to the FDA and the DSUR does not reveal any new clinical or nonclinical information that changes the overall safety profile of SCY-078, relative to the previous knowledge of this investigational drug. Currently, more than 200 subjects and patients have been exposed to SCY-078.
Both the oral and IV formulations of SCY-078 have been granted QIDP designation and fast track designation by the FDA for both invasive candidiasis and invasive aspergillosis. The fast track designation, coupled with the QIDP designation, allows for a potentially accelerated path to approval and underscores the FDA's understanding of the critical need for new and varied treatments for life-threatening invasive fungal infections. Additionally, in April 2016, the Company was granted Small and Medium Sized Enterprise (SME) status by the European Medicines Agency.
Through the SME program, companies are eligible to receive financial incentives, regulatory fee reductions and waivers facilitating seeking scientific advice and other assistance from dedicated EMA personnel during the clinical development process, up through submission of a European marketing authorization application.
Collaborations and Licensing Agreements
We have signed a number of licensing and collaboration agreements with partners in human and animal health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed from Merck its rights to SCY-078 in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events and will pay tiered royalties based on worldwide sales of SCY-078 when and if it is approved (in 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) Merial Limited, a wholly owned subsidiary of Sanofi, under which we provided contract research and screening services in the field of animal health on a fee for service basis prior to the sale of our Services Business; (3) R-Pharm, CJSC, or "R-Pharm," a leading supplier of hospital drugs in Russia, granting them exclusive rights in the field of human health to develop and commercialize SCY-078 in Russia and several smaller non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us; (4) Dechra Ltd., or "Dechra," a UK listed international veterinary pharmaceutical business, granting Dechra rights to SCY-641 in the field of animal health, including dog dry eye, under which we are entitled to receive potential milestones and royalties; and (5) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635 for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties. In November 2015, Dechra notified us of its intention to terminate its license agreement for the development of SCY-641 effective May 2016.
Components of Operating Results
Revenue
Revenue consists of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm. The R-Pharm arrangement and our revenue recognition policy is described within Note 2 to our unaudited interim financial statements in Item 1 of this Quarterly Report on Form 10-Q.
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
The table below summarizes the total costs incurred for each of our key research and development projects during the periods presented (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015

SCY-078	$4,743	$3,695
Cyclophilin Inhibitor Platform	—	92
Total research and development, net	$4,743	$3,787
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
Other (Income) Expense
All of our other income recognized in the three months ended March 31, 2016 and 2015, respectively, consists of interest income.
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
Discontinued Operations
Discontinued operations comprises revenues, costs, gains and losses directly attributable to our Services Business, which we divested through a sale transaction that closed in July 2015. See Note 11 to our unaudited interim financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months Ended March 31, 2016 and 2015
The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015	Period-to-Period Change
Revenue	$64	$65	$(1)	(1.5)%
Operating expenses:
Research and development, net	4,743	3,787	956	25.2%
Selling, general and administrative	2,533	2,210	323	14.6%
Total operating expenses	7,276	5,997	1,279	21.3%
Loss from operations	(7,212)	(5,932)	(1,280)	21.6%
Other (income) expense:
Interest income	(28)	(1)	(27)	2,700.0%
Total other income	(28)	(1)	(27)	2,700.0%
Loss from continuing operations	(7,184)	(5,931)	(1,253)	21.1%
Discontinued operations:
Loss from discontinued operations	—	(453)	453	(100.0)%
Net loss	(7,184)	(6,384)	(800)	12.5%
Revenue. For the three months ended March 31, 2016, revenue remained consistent when compared to the three months ended March 31, 2015. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
Research and Development. For the three months ended March 31, 2016, research and development expenses increased to $4.7 million from $3.8 million for the three months ended March 31, 2015. The increase of $1.0 million, or 25.2%, for the three months ended March 31, 2016 was primarily driven by an increase of $0.6 million in clinical development, an increase of $0.5 million in chemistry, manufacturing, and controls (CMC), offset by a $0.6 million decrease in preclinical development. The $1.1 million increase in clinical development and CMC expense is driven by the expansion of SCY-078 activities as highlighted within the "Recent Developments" section. The remaining increase for the three months ended March 31, 2016 in research and development expense is due to a $0.2 million increase in salary and other employee benefit costs and an increase of $0.2 million in other research and development costs.
Selling, General & Administrative. For the three months ended March 31, 2016, selling, general and administrative expenses increased to $2.5 million from $2.2 million for the three months ended March 31, 2015. The increase of $0.3 million, or 14.6%, was primarily the result of a increase in general facility expenses of $0.1 million, a $0.1 million write off of deferred offering costs (see Note 2 in Item 1 of this Quarterly Report on Form 10-Q), and a $0.1 million increase in professional service, salary, and other administrative expenses.
Discontinued Operations. For the three months ended March 31, 2015, we incurred a loss from discontinued operations of $0.5 million. See Note 11 for the components of the loss from discontinued operations for the three months ended March 31, 2015.
Liquidity and Capital Resources
Sources of Liquidity
Through March 31, 2016, we have funded our operations through revenue from development services and from net proceeds from debt and equity issuances. As of March 31, 2016, we had cash and cash equivalents of approximately $38.0 million, compared to $47.0 million as of December 31, 2015. The decrease in our cash and cash equivalents was primarily due to the continued development costs associated with our lead product candidate, SCY-078. We have incurred net losses since our inception, including the three months ended March 31, 2016. As of March 31, 2016, our accumulated deficit was $157.3 million.
We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015 and declared effective on November 16, 2015, including the related at-market-facility entered into on April 11, 2016 with Cantor.
Cash Flows
The following table sets forth the significant sources and uses of cash for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015

Cash and cash equivalents, January 1	$46,985	$32,243
Net cash used in operating activities	(8,960)	(4,547)
Net cash used in investing activities	(14)	(171)
Net cash provided by financing activities	5	95
Net decrease in cash and cash equivalents	(8,969)	(4,623)
Cash and cash equivalents, March 31	$38,016	$27,620
Operating Activities
The $4.4 million increase in net cash used in operating activities for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to increases in costs associated with SCY-078 development efforts and public reporting company operations. We expect that our research and development expenses will continue to increase as we pursue our SCY-078 development efforts described in the "Recent Developments" section above and we expect we will continue to incur selling, general and administrative expenses to support our operations.
Net cash used in operating activities of $9.0 million for the three months ended March 31, 2016, primarily consisted of the $7.2 million net loss adjusted for non-cash charges that included the write off of deferred offering costs of $0.1 million and stock-based compensation expense of $0.3 million, plus a net unfavorable change in operating assets and liabilities of $2.2 million. The net unfavorable change in operating assets and liabilities included a decrease in accrued but unpaid severance and retention costs of $1.8 million plus an increase in prepaid expenses and other assets of $0.5 million. We expect the majority of the remaining severance and retention accruals to be relieved through cash payments occurring during the first half of 2016. The increase in prepaid expenses and other assets is primarily due to (i) a $0.4 million increase in prepaid SCY-078 development services and (ii) a $0.2 million increase in the receivable balance due from R-Pharm for reimbursable research and development expenditures offset by a decrease in prepaid insurance of $0.2 million. We expect to collect the outstanding receivable due from R-Pharm in the second half of 2016.

Net cash used in operating activities of $4.5 million for the three months ended March 31, 2015, primarily consisted of the $6.4 million net loss, which was offset by a favorable change in operating assets and liabilities of $1.3 million, and adjusted for non-cash charges that included depreciation of $0.3 million and stock-based compensation expense of $0.3 million.
Investing Activities
Net cash from investing activities for the three months ended March 31, 2016 consisted of purchases of property and equipment of fourteen thousand dollars.
Net cash used for investing activities of $0.2 million for the three months ended March 31, 2015 consisted of purchases of property and equipment of $0.2 million.
Financing Activities
Net cash provided by financing activities of five thousand dollars for the three months ended March 31, 2016, consisted of proceeds received from the issuance of shares of our common stock to employees under the terms of our employee stock purchase plan.
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
Based upon our existing operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2017. We are currently evaluating our operating plan and assessing the potential cash utilization impact of SCY-078 development strategy updates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
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
Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.
Contractual Obligations, Commitments and Contingencies
There have been no material changes in our contractual obligations, commitments or contingencies since December 31, 2015.
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
Our critical accounting policies, significant judgments, and estimates are described within Note 2 to our unaudited interim financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  Due to the short-term duration and low risk profile of our current investment portfolio, which comprise cash and cash equivalents and money market fund investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio.  Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
We do not believe that our cash and equivalents have significant risk of default or illiquidity. While we believe our cash and equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and equivalents at one or more financial institutions that are in excess of federally insured limits.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2016 or 2015.

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
As of March 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
In connection with the relocation of our corporate offices from North Carolina to New Jersey, we hired new personnel within our accounting and finance department, including a new director of SEC reporting and a corporate controller. We began transitioning all accounting and finance processes and internal control activities to these new employees in December 2015 and the transition was substantially complete upon the filing of our 2015 Form 10-K in March 2016. During the transition process, while we continued to execute our existing system of internal controls over financial reporting, we made certain enhancements relating to our internal control over financial reporting as part of our compliance with internal control requirements of the Sarbanes-Oxley Act of 2002. Except for the previously described changes, during the quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015.

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
There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus effective May 2, 2014, filed with the SEC pursuant to Rule 424(b) of the Securities Act. Through March 31, 2016, $54.6 million of the net proceeds had been used for the purposes set forth in our prospectus, including $15.0 million to pay off the balance and all accrued interest on our credit facility with HSBC Bank on May 7, 2014, and $39.6 million for the development of our lead product candidate SCY-078 and to fund working capital, capital expenditures and other general corporate purposes.

Item 6.	Exhibits
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2016

By:	/s/ Eric Francois
Eric Francois Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 9, 2016

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

10.1	Compensation arrangement with non-employee directors.

10.2	Amendment of Employment Agreement, effective April 18, 2016, between SCYNEXIS, Inc. and Marco Taglietti.

10.3	Amendment of Employment Agreement, effective April 18, 2016, between SCYNEXIS, Inc. and David Angulo.

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document