Form 10-Q
period 2016-06-30
SCYNEXIS INC
filed 2016-08-08
CIK 1178253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, there were 23,424,741 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCYNEXIS, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$37,865	$46,985
Short-term investments	12,472	—
Prepaid expenses and other current assets	2,401	1,452
Total current assets	52,738	48,437
Other assets	426	419
Deferred offering costs	360	417
Total assets	$53,524	$49,273
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,136	$619
Accrued expenses	2,910	3,149
Accrued severance and retention costs	220	2,639
Deferred revenue, current portion	257	257
Total current liabilities	4,523	6,664
Deferred revenue, non-current	507	635
Deferred rent	25	25
Warrant liability	4,594	—
Total liabilities	9,649	7,324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of June 30, 2016 and December 31, 2015; 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized as of June 30, 2016, and December 31, 2015; 23,424,741 and 13,905,599 shares issued and outstanding as of June 30, 2016, and December 31, 2015, respectively	23	14
Additional paid-in capital	209,298	192,069
Accumulated deficit	(165,446)	(150,134)
Total stockholders’ equity	43,875	41,949
Total liabilities and stockholders’ equity	$53,524	$49,273
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$64	$64	$129	$129
Operating expenses:
Research and development, net	6,659	3,282	11,402	7,069
Selling, general and administrative	1,673	3,275	4,207	5,485
Total operating expenses	8,332	6,557	15,609	12,554
Loss from operations	(8,268)	(6,493)	(15,480)	(12,425)
Other (income) expense:
Warrant liability fair value adjustment	(101)	—	(101)	—
Interest income	(39)	(1)	(67)	(2)
Total other income	(140)	(1)	(168)	(2)
Loss from continuing operations	(8,128)	(6,492)	(15,312)	(12,423)
Discontinued operations:
Loss from discontinued operations	—	(3,005)	—	(3,458)
Net loss	$(8,128)	$(9,497)	$(15,312)	$(15,881)
Loss per share attributable to common stockholders - basic and diluted
Continuing operations	$(0.56)	$(0.53)	$(1.07)	$(1.20)
Discontinued operations	—	(0.25)	—	(0.33)
Net loss per share - basic and diluted	$(0.56)	$(0.78)	$(1.07)	$(1.53)
Weighted average common shares outstanding:
Basic and diluted	14,590,733	12,249,487	14,248,166	10,393,289
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,312)	$(15,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on classification of assets as held for sale	—	1,350
Depreciation	7	447
Stock-based compensation expense	616	1,115
Write off of deferred offering costs	111	—
Change in fair value of warrant liability	(101)	—
Changes in deferred rent	—	(122)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	—	(214)
Prepaid expenses, other assets, and deferred costs	(1,003)	(1,262)
Accounts payable and accrued expenses	278	467
Accrued severance and retention cost obligations	(2,419)	1,499
Deferred revenue	(128)	(218)
Net cash used in operating activities	(17,951)	(12,819)
Cash flows from investing activities:
Purchases of property and equipment	(14)	(527)
Purchase of short-term investments	(12,472)	—
Net cash used in investing activities	(12,486)	(527)
Cash flows from financing activities:
Proceeds from public offerings	22,500	41,400
Payments of deferred offering costs and underwriting discounts and commissions	(1,746)	(3,335)
Proceeds from Sales Agreement	558	—
Proceeds from employee stock purchase plan issuance	5	95
Net cash provided by financing activities	21,317	38,160
Net decrease in cash and cash equivalents	(9,120)	24,814
Cash and cash equivalents, beginning of period	46,985	32,243
Cash and cash equivalents, end of period	$37,865	$57,057
Supplemental cash flow information:
Cash received for interest	67	—
Noncash financing and investing activities:
Deferred offering costs included in accounts payable and accrued expenses	$205	$53
Equipment purchases in accounts payable and accrued expenses	$—	$20
Deferred offering costs reclassified to additional-paid-in capital	$65	$3,388
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

1.	Description of Business and Basis of Preparation
Organization
SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a pharmaceutical company, headquartered in Jersey City, New Jersey, committed to the development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. The Company is developing the Company's lead product candidate, SCY-078, as a novel oral and intravenous drug for the treatment of serious and life-threatening invasive fungal infections in humans.
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
June 2016 Public Offering
On June 21, 2016 , the Company completed a public offering (the "June 2016 Public Offering") of its common stock and warrants pursuant to the Company's effective Shelf Registration. The Company sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of the Company's common stock at a public offering price of $2.40 per share. The warrant exercise price is $3.00 per share. Net proceeds from the June 2016 Public Offering were approximately $20,754, after deducting underwriting discounts and commissions and offering expenses of approximately $1,746. See Note 7 for further details.
Unaudited Interim Financial Information
The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board

(“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results for the full year or the results for any future periods. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 7, 2016.
Discontinued Operations
As described in Note 12, the Company met the relevant criteria for reporting the Company's contract research and development services business (the "Services Business") in discontinued operations in the second quarter of 2015. The accompanying unaudited interim financial statements present the Services Business as discontinued operations for the three and six months ended June 30, 2016, and 2015, pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include: the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense, estimates utilized in recognizing stock-based compensation for options granted to employees and nonemployees, and the estimates and assumptions utilized in measuring the warrant liability fair value each reporting period.

2.	Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.
Short-Term Investments
The Company's short-term investments comprise held-to-maturity debt securities and are carried at amortized cost. An impairment charge is recorded and a new cost basis in the short-term investment is established when a decline in fair value, if any, is deemed to be other-than-temporary.
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
Deferred Offering Costs
Deferred offering costs are expenses directly related to the Form S-3 filed with the SEC on October 30, 2015 and declared effective on November 16, 2015 (the "Shelf Registration"). These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the Shelf Registration. Deferred costs associated with the Shelf Registration are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Shelf Registration, with any remaining deferred offering costs to be charged to the results of operations at the end of the three-year life of the Shelf Registration. During the three months ended March 31, 2016, the Company expensed $111 of deferred offering costs associated with the Shelf Registration as a result of the termination of the "at the market" ("ATM") offering program entered into with Cowen and Company, LLC (“Cowen”) on November 11, 2015.
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
The Company’s deferred revenue includes non-refundable upfront payments received under certain licensing and collaboration arrangements that contain substantive performance obligations that the Company is providing over respective defined service or estimated relationship periods. Such non-refundable upfront payments are recognized over these defined service or estimated relationship periods. The Company received a non-refundable upfront payment of $1,500 from R-Pharm in August 2013 which is being recognized over a period of 70 months. The Company recognized revenue in continuing operations from this upfront payment of $64 and $129 for the three and six months ended June 30, 2016, respectively.
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
The Company's August 2013 development, license, and supply agreement with R-Pharm, CJSC (“R-Pharm”), combined with the supplemental arrangement in November 2014, is a collaborative arrangement pursuant to Topic 808 and the Company’s previously described accounting policy. The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. The Company recorded receivables for unpaid reimbursement amounts due from R-Pharm of $816 and $430 as of June 30, 2016 and December 31, 2015, respectively, which are presented in prepaid expenses and other current assets in the accompanying balance sheets.
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
Reimbursements of certain research and development costs by parties under collaborative arrangements have been recorded as a reduction of research and development expense presented within the statement of operations. Such reimbursements were recognized under the collaboration arrangement with R-Pharm during the three and six months ended June 30, 2016. Information about the Company’s research and development expenses and reimbursements due under collaboration arrangements for the three and six months ended June 30, 2016 and 2015, is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expense, gross	$6,827	$3,820	$11,789	$7,801
Less: Reimbursement of research and development expense	168	538	387	732
Research and development expense, net of reimbursements	$6,659	$3,282	$11,402	$7,069
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, officers, and directors based on the estimated fair values of the awards as of grant date. The Company values equity instruments and stock options granted to employees and non-employee directors using the Black-Scholes valuation model. The value of the award is recorded as expense over the requisite service periods and the Company recognizes forfeitures as they occur in the period.
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

	June 30,
	2016	2015
Warrants to purchase Series C-1 Preferred	14,033	14,033
Warrants to purchase common stock	4,218,750	—
Stock options	1,804,473	1,153,369
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation, or ASU 2016-09. The new guidance is an update to ASC 718 and simplifies several aspects of the accounting for share-based transactions. For public companies, ASU 2016-09 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted for an entity in any interim or annual period and the Company implemented ASU 2016-09 in the current interim period.
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
3. Short-term Investments
The following table summarizes the held-to-maturity securities held at June 30, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2016
U.S. government securities	$12,472	$3	8	12,467
Total	$12,472	$3	8	12,467
All held to maturity short-term investments at June 30, 2016 will mature in less than one year.

4.	Prepaid Expenses and Other Current Assets

	June 30, 2016	December 31, 2015
Prepaid SCY-078 development services	$422	$108
Prepaid insurance	450	285
Other prepaid expenses	153	91
Other receivable due from R-Pharm	816	430
Escrow receivable due from Accuratus (Note 12)	500	500
Other current assets	60	38
Total prepaid expenses and other current assets	$2,401	$1,452

5.	Accrued Expenses

	June 30, 2016	December 31, 2015
Accrued research and development expenses	$2,193	$1,903
Accrued employee bonus compensation	413	776
Employee withholdings	25	42
Other accrued expenses	279	428
Total accrued expenses	$2,910	$3,149

6.	Commitments and Contingencies
Leases
The Company leases its headquarters facilities under a long-term non-cancelable operating lease. On July 13, 2015, the Company entered into a sublease (the "Sublease") that became effective July 22, 2015, to sublet certain premises consisting of 10,141 square feet of space (the "Subleased Premises") located at 101 Hudson Street, Jersey City, New Jersey from Optimer Pharmaceuticals, Inc. The term of the Sublease commenced on August 1, 2015 (the "Commencement Date") and is scheduled to expire on July 30, 2018. No base rent was due under the Sublease until one month after the Commencement Date. Under the Sublease, the Company is obligated to pay monthly base rent of approximately $25 per month, which amount increases by 3% annually on each anniversary of the Commencement Date. In addition, the Company was required to fund a security deposit with the sublandlord in the amount of $74. Rent expense was approximately $74 and $147 for the three and six months ended June 30, 2016, respectively. Future minimum lease payments for all operating leases as of June 30, 2016 are as follows:

June 30, 2016 to December 31, 2016	$151
2017	307
2018	182
2019	—
2020	—
Thereafter	—
Total	$640
License Arrangement with Potential Future Expenditures
As of June 30, 2016, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to SCY-078 in the field of human health. SCY-078 is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19,000 upon occurrence of specific events, including initiation of a phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalty percentages are mid- to high-single digits.
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

Commitment Services Agreement
In connection with the sale of the Services Business, the Company and Accuratus Lab Services, Inc. ("Accuratus") entered into a Commitment to Services Agreement (the "Services Agreement") pursuant to which Accuratus will provide the Company with certain contract research and development services. The material terms of the Services Agreement are described in Note 12.
Compensatory Arrangements with Former Employees and Officers
The Company has entered into certain compensatory arrangements and commitments with former employees and officers, the material terms of which are described in Note 11.

7.	Stockholder's Equity
Authorized, Issued, and Outstanding Common Stock
The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of June 30, 2016, and December 31, 2015; 23,424,741 and 13,905,599 shares were issued and outstanding at June 30, 2016, and December 31, 2015, respectively. The following table summarizes common stock share activity for the six months ended June 30, 2016:

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	13,905,599	$14	$192,069	$(150,134)	$41,949
Net loss	—	—	—	(15,312)	(15,312)
Stock-based compensation expense	—	—	616	—	616
Common stock issued through employee stock purchase plan	1,229	—	5	—	5
Common stock issued through Sales Agreement	142,913	—	558	—	558
Common stock issued for cash under public offering, net of expenses	9,375,000	9	16,050	—	16,059
Balance, June 30, 2016	23,424,741	$23	$209,298	$(165,446)	$43,875
Shares Reserved for Future Issuance
The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2016	December 31, 2015
Outstanding stock options	1,804,473	1,379,727
Outstanding Series C-1 Preferred warrants	14,033	14,033
Outstanding 2016 Public Offering warrants	4,218,750	—
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	683,892	552,415
For possible future issuance under Employee Stock Purchase Plan (Note 9)	78,465	50,283
For possible future issuance under 2015 Inducement Plan (Note 9)	165,000	165,000
Total common shares reserved for future issuance	6,964,613	2,161,458
Warrants Associated with Convertible Preferred Stock Issuances
In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Preferred Stock, which converted into the right to purchase 14,033 shares of common stock in connection with the Company's IPO; however, the Company refers to these warrants as its Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued in conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of $45.61 per share of common stock in connection with the Company's IPO. These warrants remain outstanding as of March 31, 2016 and will expire on May 7, 2019, which is the five year anniversary of the Company's IPO. The fair value at the date of grant for these instruments was $459, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period. As of June 30, 2016 and December 31, 2015, the fair value of the warrant derivative liability was zero.

Warrants Associated with June 2016 Public Offering
On June 21, 2016, the Company completed the June 2016 Public Offering of its common stock and warrants pursuant to the Company's effective Shelf Registration (see Note 1). Each purchaser received a warrant to purchase 0.45 of a share for each share purchased in the June 2016 Public Offering. There is not expected to be any trading market for the warrants. Each warrant was exercisable immediately upon issuance, will expire five years from the date of issuance, and has an exercise price of $3.00 per share.
The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations. During the three months ended June 30, 2016, the Company recorded a gain of $101 due to the change in fair value of the warrant liability. As of June 30, 2016, the fair value of the warrant liability was $4,594.

8.	Income Taxes
The Company applies intraperiod tax allocation guidance pursuant to Topic 740 to allocate income tax (expense) benefit between pre-tax income (loss) from continuing operations and discontinued operations. For periods in which the Company reports pre-tax income from discontinued operations for financial reporting purposes and pre-tax loss from continuing operations, the Company presents income from discontinued operations net of income tax expense attributable to its discontinued operations using the estimated annual effective tax rate of the Services Business. The Company also recognizes a corresponding income tax benefit on its loss from continuing operations for the same affected period. After applying the intraperiod tax allocation policy described above, the Company did not record a federal or state income tax expense or benefit for the three and six months ended June 30, 2016.

9.	Stock-based Compensation
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
Stock Option Grants
During the three and six months ended June 30, 2016, the Company granted options to purchase 354,125 and 440,920 shares of common stock, respectively. As of June 30, 2016, there were 683,892 shares of common stock available for future issuance under the 2014 Plan.
2015 Inducement Plan
On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan, or the 2015 Plan. The 2015 Plan has a share reserve covering 450,000 shares of common stock. During the quarter ended June 30, 2016, there were no grants of the Company's common stock under the 2015 Inducement Plan. As of June 30, 2016, there were 165,000 shares of common stock available for future issuance under the 2015 Plan.
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
In the quarterly period ended March 31, 2016, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 1,229 shares of common stock under the ESPP. During the quarterly period ended March 31, 2015, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 15,107 shares of common stock under the ESPP. As of June 30, 2016, there were 78,465 shares of common stock available for future issuance under the ESPP; and there were no shares issued by the Company under the ESPP during the three months ended June 30, 2016.
Compensation Cost
The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the ESPP was $342 and $616 for the three and six months ended June 30, 2016, respectively, and and $819 and $1,115 for the three and six months ended June 30, 2015, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $0 for the three and six months ended June 30, 2016 and 2015. Cash received from options exercised was $0 for the three and six months ended June 30, 2016, and 2015.
Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$86	$62	$156	$114
Selling, general and administrative	256	689	460	900
Discontinued operations (Note 12)	—	68	—	101
Total	$342	$819	$616	$1,115

10.	Fair Value Measurements
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of June 30, 2016 and December 31, 2015 for financial instruments measured at fair value on a recurring basis:

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Cash on deposit	$46,935	$46,935	—	—
Money market funds	50	50	—	—
Total assets	$46,985	$46,985	—	—

June 30, 2016
Cash on deposit	$37,865	$37,865	—	—
Total assets	$37,865	$37,865	—	—

Warrant liability	4,594	—	—	4,594
Total liabilities	$4,594	—	—	$4,594

Level 3 financial liabilities consist of the warrant liability for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liability at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

11.	Accrued Severance and Retention Costs
Compensatory Plan with Services Business Employees
In connection with the Company's sale of its Services Business in July 2015 to Accuratus, which is more fully described in Note 12, the Company designed a compensatory plan to promote the retention of services of its non-executive employees supporting that business (the "Services Business Plan") as well to provide severance payments for non-executive employees that were not offered a comparable position by Accuratus (the "June 2015 Terminated Employees"). The Services Business Plan met the definition of an exit and disposal activity pursuant to FASB ASC 420--Exit and Disposal Cost Obligations and the related retention and severance expense was recognized in 2015. As of June 30, 2016, the remaining severance and retention obligation for the June 2015 Terminated Employees was $102.
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
The Retention Plan provided that non-executive employees were eligible to receive cash bonuses, severance payments and related benefit premiums provided that such employees remained employed through December 31, 2015 and were not terminated for cause. During the year ended December 31, 2015, the Company recognized total expense of $1,012, which was included in research and development and selling, general, and administrative expenses. As of June 30, 2016, the remaining obligation of $64 is included in accrued severance and retention liabilities in the accompanying balance sheet.

Compensatory Arrangement with Former Executive Officer
Yves J. Ribeill, Ph.D., resigned as President effective July 21, 2015. Dr. Ribeill resigned as a member of the board of directors effective March 16, 2016. The Company and Dr. Ribeill entered into an agreement, effective July 21, 2015, (the “Separation Agreement”), providing for certain payments and benefits to Dr. Ribeill over 12 months commencing with the first payroll period following the resignation date as President. The cash severance payments and related benefit premiums and payroll taxes totaled approximately $1,046 as of July 21, 2015, which was recognized as expense in the quarterly period ended September 30, 2015. As of June 30, 2016, the remaining obligation of $54 is included in accrued severance and retention liabilities in the accompanying balance sheet.

12.	Sale of the Services Business, Discontinued Operations
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
Sale of the Services Business
On July 21, 2015, the Company completed the sale of the Services Business to Accuratus pursuant to the Purchase Agreement, with an effective date of July 17, 2015 for an aggregate purchase price of $3,875, subject to a working capital adjustment of $824, which reduced the proceeds at closing. In addition, a portion of the consideration payable at closing equal to $500 was withheld and was subject to an escrow for a period of 12 months from the date of closing to satisfy indemnification obligations of the Company in connection with breaches of any representation and warranties and other customary obligations under the terms of the Purchase Agreement. The Company did not identify any breaches or other events that would cause a reduction in the escrow funds to be received by the Company. The escrow funds were recorded as a receivable included in prepaid expenses and other current assets in the accompanying balance sheets and were received in full on July 19, 2016 in accordance with the Purchase Agreement. The net cash consideration received by the Company upon closing in July 2015 was $2,549, after adjusting for the items described above and a nominal escrow fee.
Continuing Involvement with Accuratus
The Company and Accuratus entered into the Services Agreement pursuant to which Accuratus is providing the Company with certain contract research and development services for 18 months (the "Initial Term") following the closing of the sale of the Services Business for a minimum purchase obligation of at least $3,300 due from the Company over the Initial Term of the Services Agreement. The purpose of the Services Agreement is to replace services that were previously provided internally by employees of the Company prior to the sale of the Services Business. The employees performing these services became employees of Accuratus in connection with this sale transaction.
For the three and six months ended June 30, 2016, the Company recognized $1,177 and $2,198, respectively, of expense for services provided by Accuratus under the Services Agreement, which is included in research and development expense in the accompanying unaudited interim statements of operations.
Discontinued Operations
The following table presents revenue, (expenses), gains, and (losses) attributable to discontinued operations:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Major line items constituting loss of discontinued operations:
Revenue	$3,617	$6,849
Cost of revenue	(3,599)	(6,830)
Research and development	(422)	(853)
Selling, general, and administrative	(198)	(221)
Severance and exit costs	(1,053)	(1,053)
Impairment charge from classification of assets held for sale	(1,350)	(1,350)
Loss from discontinued operations	$(3,005)	$(3,458)

The following table presents depreciation, capital expenditures, and significant operating and investing non-cash items related to the discontinued operations:

Six Months Ended June 30, 2015
Depreciation expense	$391
Purchases of property and equipment	(527)
Stock-based compensation	101
Changes in deferred rent	(122)
Equipment purchases in accounts payable and accrued expenses	20

13.	Subsequent Events
On July 4, 2016, the Company entered into an Asset Purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the Asset Purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.
Overview
SCYNEXIS is a pharmaceutical company committed to the development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. We are developing our lead product candidate, SCY-078, as a novel oral and intravenous (IV) drug for the treatment of several fungal infections, including serious and life-threatening invasive fungal infections in humans. SCY-078 is a novel triterpenoid and structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo in animal studies against a broad range of Candida and Aspergillus species, including drug-resistant strains. Candida and Aspergillus species are two of the most common invasive fungal pathogens and are responsible for approximately 85% of all invasive fungal infections in the United States and Europe. Our current lead indications under development are invasive candidiasis and refractory invasive fungal infections.
On August 1st, 2016, we reported interim results from our Phase 2 multinational, randomized, open-label study evaluating the pharmacokinetics (PK), safety, and tolerability of SCY-078, as an oral step-down treatment in patients initially treated with IV echinocandin therapy for invasive Candida infections. In this Phase 2 study a total of 27 patients with invasive candidiasis were enrolled and 22 were randomized to receive either SCY-078 500mg QD (once daily) with a 1,000mg loading dose (seven patients), SCY-078 750mg QD with a 1,250mg loading dose (seven patients) or standard of care (seven patients receiving fluconazole 400mg QD with an 800mg loading dose and one patient receiving micafungin IV 100mg QD because of a fluconazole-resistant isolate) for up to 28 days. Data in the interim analysis includes assessments conducted in the 22 randomized patients (Intent-to-Treat, or ITT, population) up to the end of treatment visit.
The main objectives of this study were to:

i.	identify an oral dose of SCY-078 that would achieve the target exposure in subjects with invasive candidiasis via population PK analysis,

ii.	evaluate the safety and tolerability of orally administered SCY-078 in the intended population, and

iii.	provide an initial efficacy evaluation of SCY-078 in this indication.
We believe that this study met all three objectives, identifying 750mg QD as a dose predicted to achieve the target exposure at steady state in patients with invasive candidiasis, showing adequate safety and tolerability of orally-administered SCY-078 and providing further clinical evidence of the antifungal effect of SCY-078 in our target population. The frequency of adverse events (AEs) was similar among all treatment groups and the most commonly reported events were gastrointestinal (GI) including diarrhea, abdominal pain, nausea and vomiting. The rate of GI AEs in subjects receiving SCY-078 was comparable to or lower than the rate in subjects receiving Fluconazole. In the highest SCY-078 dose group (750mg) two of seven patients reported GI events (29%), compared to three of the seven patients treated with fluconazole (43%). All GI events were mild or moderate and none resulted in discontinuation. Efficacy, a secondary endpoint in the study, was assessed at the end of antifungal therapy by determining the global response defined as the resolution of signs and symptoms attributable to the Candida infection and mycological eradication. Six patients out of the seven patients randomized to the SCY-078 750mg treatment group achieved a favorable global response (86%), compared to five out of seven in the fluconazole group (71%) and five out of seven in the SCY-078 500mg group (71%).
On June 8th, 2016, we also reported positive top-line results from our proof-of-concept Phase 2 study in acute vulvovaginal candidiasis (VVC), evaluating the safety and efficacy of orally administered SCY-078 in this mucocutaneous form of Candida infection. The main objectives of this study were to:

i.	provide clinical evidence of the antifungal activity of SCY-078 in Candida infections in humans,

ii.	expand our safety database at dose regimens considered relevant for the treatment of invasive candidiasis, and

iii.	assess the potential clinical utility of SCY-078 in the VCC indication.
Although a mucocutaneous and an invasive Candida infection are different clinical conditions, both are caused by the same Candida species and we believe that the evidence of antifungal activity in a mucocutaneous Candida infection is indicative of the potential antifungal activity of SCY-078 in other clinical conditions caused by the same pathogen. We believe that this study met its objectives, providing clinical evidence of the antifungal effect of SCY-078 when orally administered in a clinical infection caused by Candida. The study also further enhanced our safety and tolerability experience at dose regimen of SCY-078 relevant to our main program in invasive candidiasis.
The antifungal activity of SCY-078 was measured by its ability to induce resolution of clinical signs and symptoms and mycological eradication in patients with acute VVC. Specifically, efficacy was evaluated based on the proportion of patients achieving clinical cure, mycological eradication and therapeutic cure (combination of both clinical cure and mycological eradication) at day 24 (+/-3) after initiation of treatment. A total of 96 patients with an acute, moderate to severe, symptomatic episode of VVC were randomized in a 1:1:1 ratio to receive either three daily doses or five daily doses of SCY-078 (750mg QD for either 2 or 4 days with a 1,250mg loading dose) or oral fluconazole, at the labeled dose regimen. Fluconazole was included as a reference treatment and performed as reported in its label, validating the results from our study. Since one of the objectives of this study was to provide safety information for doses that are relevant for invasive candidiasis, the doses of SCY-078 included in this study similar to the highest dose arm in our completed Phase 2 study in invasive candidiasis. An interim analysis was conducted when all subjects completed their efficacy evaluation visit (Day 24), and the results from this interim analysis are outlined below. Patients who participated in this study are being followed for three additional months to identify any recurrence during this period. We expect full study results from this follow-up phase by end of the third quarter of 2016.
Both dose regimens of SCY-078 demonstrated similar activity and results from the Per Protocol (PP) population were consistent with the Intent-to-Treat (ITT) population. With the limitations of the small sample sizes of this study, we saw consistent and strong evidence of antifungal activity in the two SCY-078 treatment arms. Since both SCY-078 treatment arms performed similarly, data from the combined SCY-078 treatment arms allows analysis with a larger sample size (i.e., 64 patients). We observed a numerically greater clinical cure rate among subjects who received SCY-078 when compared to the reference arm, fluconazole (78% versus 66%, in the ITT population). The mycological eradication rates were 70% for SCY-078 combined arms and 69% for the fluconazole arm and the therapeutic cure rates was 56% for both SCY-078 combined and fluconazole arms. The numerically greater clinical cure rate observed among subjects who received SCY-078 is particularly relevant since the new 2016 FDA draft guidelines for the development of drugs for the treatment of vulvovaginal candidiasis recommend clinical cure as the primary endpoint to evaluate efficacy for this indication and negative vaginal culture (mycological eradication) as well as responder outcome (i.e., therapeutic outcome in our study) as secondary endpoints.
No serious adverse events and no discontinuations due to adverse events were reported in this study and there were no clinically relevant changes noted in vital signs, physical exam findings, EKG, chemistry, or hematology parameters in any treatment group. Adverse events reported for most patients (88%) in the SCY-078 treatment arms were mostly gastrointestinal events such as diarrhea, nausea, vomiting and abdominal pain. All events were mild-to-moderate in severity and transient in nature, with the majority starting on the same day of the administration of the first dose of SCY-078 and lasting for one day or less and not resulting in any discontinuation. Although VVC is not our lead indication under development at this time, we believe that the positive results from this proof-of-concept study are supportive of future development of orally administered SCY-078 for this indication.
We consider the results from two recently completed Phase 2 studies (invasive candidiasis and VVC) to be an important milestone in the development of SCY-078 providing clear evidence that orally administered SCY-078 achieved clinically meaningful antifungal effect in two different forms of Candida infection in humans. The oral dose needed to achieve the target exposure in invasive candidiasis was identified and this dose showed to be safe and tolerated, supporting subsequent stages of development for this indication. We are also conducting Phase 1 clinical trials to investigate the safety and pharmacokinetics of an intravenous formulation of SCY-078 in order to identify dosing and administration with optimal tolerability and we are expecting to report results in November 2016.
As initially planned, we expect to meet with the FDA during the fourth quarter of 2016 to discuss the results from our recent studies and our development path forward in invasive candidiasis. We are planning to initiate a study for the treatment of invasive fungal infections that are refractory to or intolerant of standard antifungal agents in the fourth quarter of 2016, and to initiate a subsequent Phase 2 study in patients with invasive candidiasis in the first quarter of 2017. We expect top-line data from these studies at year end of 2017.
In addition to SCY-078 and related antifungal compounds, we have discovered a number of proprietary compounds, including those within our cyclophilin inhibitor platform. We are currently focusing our resources on the development of SCY-078 and in the future, we may develop other assets within our proprietary portfolio of antifungal or cyclophilin inhibitor compounds either in-house or through collaborations with strategic development partners. Additionally, we may assess external opportunities to expand our clinical pipeline.

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and a public offering of our common stock and warrants in June 2016. As of June 30, 2016, we had received an aggregate of $113.4 million in net proceeds from the issuance of our common stock in these three offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $50.3 million as of June 30, 2016.
We have incurred net losses since our inception, including the year ended December 31, 2015, and the six months ended June 30, 2016. As of June 30, 2016, our accumulated deficit was $165.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase as we continue to execute our research and drug development strategy. We also expect that we will continue to incur selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015 and declared effective on November 16, 2015, including the related at-the-market facility entered into on April 11, 2016 with Cantor Fitzgerald & Co., or Cantor.
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
Recent Developments
SCY-078 Development
On August 1st, 2016 we reported interim results from our Phase 2 multinational, randomized, open-label study evaluating the pharmacokinetics (PK), safety, and tolerability of SCY-078, as an oral step-down treatment in patients initially treated with intravenous (IV) echinocandin therapy for invasive Candida infections. We believe that this study met its objectives, identifying 750mg QD as a dose predicted to achieve the target exposure at steady state in patients with invasive candidiasis, showing adequate safety and tolerability of orally-administered SCY-078 and providing further clinical evidence of the antifungal effect in our target population.
On June 8th, 2016, we reported positive top-line results from our proof-of-concept Phase 2 study in acute vulvovaginal candidiasis (VVC), evaluating the safety and efficacy of orally administered SCY-078 in this mucocutaneous form of Candida infection. Although a mucocutaneous and an invasive Candida infection are different clinical conditions, both are caused by the same Candida species and we believe that the evidence of antifungal activity in a mucocutaneous Candida infection is indicative of the potential antifungal activity of SCY-078 in other clinical conditions caused by the same pathogen. We believe that this study met its objectives, providing clinical evidence of the antifungal effect of SCY-078 when orally administered in a clinical infection caused by Candida. The study also further enhanced our safety and tolerability experience at dose regimen of SCY-078 relevant to our main program in invasive candidiasis.
Corporate Developments
On July 4th, 2016 we entered into an agreement with Cypralis, a UK-based life sciences company, to sell our cyclophilin inhibitor platform in order to advance development and monetize some of our non-strategic assets. Under this agreement we are eligible to receive milestone payments upon the successful progression of Cypralis drug candidates into later stages development and royalties payable upon product commercialization. In the future, we may develop other assets within our proprietary portfolio of antifungal or cyclophilin inhibitor compounds either in-house or through collaborations with strategic development partners. Additionally, we may assess external opportunities to expand our clinical pipeline.
On June 21, 2016, we completed a public offering of our common stock and warrants pursuant to our effective Shelf Registration. We sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of our common stock at a public offering price of $2.40 per share. Net proceeds from the offering were approximately $20.8 million, after deducting underwriting discounts and commissions and offering expenses.
Collaborations and Licensing Agreements
We have signed a number of licensing and collaboration agreements with partners in human and animal health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed from Merck its rights to SCY-078 in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events and will pay tiered royalties based on worldwide sales of SCY-078 when and if it is approved (in 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) Merial Limited, a wholly owned subsidiary of Sanofi, under which we provided contract research and screening services in the field of animal health on a fee for service basis prior to the sale of our Services Business; (3) R-Pharm, CJSC, or "R-Pharm," a leading supplier of hospital drugs in Russia, granting it exclusive rights in the field of human health to develop and commercialize SCY-078 in Russia and several smaller non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us; (4) Dechra Ltd., or "Dechra," a UK listed international veterinary pharmaceutical business, granting Dechra rights to SCY-641 in the field of animal health, including dog dry eye, under which we are entitled to receive potential milestones and royalties; and (5) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635 for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties. In November 2015, Dechra notified us of its intention to terminate its license agreement for the development of SCY-641 effective May 2016.
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
The table below summarizes the total costs incurred for each of our key research and development projects during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

SCY-078	$6,659	$3,233	$11,402	$6,928
Cyclophilin Inhibitor Platform	—	49	—	141
Total research and development, net	$6,659	$3,282	$11,402	$7,069
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
Other (Income) Expense
Our other income recognized in the three months ended June 30, 2016 and 2015, respectively, consists of interest income and a gain on the warrant liability fair value adjustment.
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
Discontinued Operations
Discontinued operations comprises revenues, costs, gains and losses directly attributable to our Services Business, which we divested through a sale transaction that closed in July 2015. See Note 12 to our unaudited interim financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months Ended June 30, 2016 and 2015
The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Period-to-Period Change
Revenue	$64	$64	—	—%
Operating expenses:
Research and development, net	6,659	3,282	3,377	102.9%
Selling, general and administrative	1,673	3,275	(1,602)	(48.9)%
Total operating expenses	8,332	6,557	1,775	27.1%
Loss from operations	(8,268)	(6,493)	(1,775)	27.3%
Other (income) expense:
Warrant liability fair value adjustment	(101)	—	(101)	—
Interest income	(39)	(1)	(38)	3,800.0%
Total other income	(140)	(1)	(139)	13,900.0%
Loss from continuing operations	(8,128)	(6,492)	(1,636)	25.2%
Discontinued operations:
Loss from discontinued operations	—	(3,005)	3,005	(100.0)%
Net loss	$(8,128)	$(9,497)	1,369	(14.4)%
Revenue. For the three months ended June 30, 2016, revenue remained consistent when compared to the three months ended June 30, 2015. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
Research and Development. For the three months ended June 30, 2016, research and development expenses increased to $6.7 million from $3.3 million for the three months ended June 30, 2015. The increase of $3.4 million, or 102.9%, for the three months ended June 30, 2016 was primarily driven by an increase of $1.5 million in clinical development, an increase of $1.1 million in chemistry, manufacturing, and controls (CMC), and an increase of $0.4 million in preclinical development. The increases in clinical development, CMC, and preclinical research and development expense were driven by the expansion of SCY-078 activities as highlighted within the "Recent Developments" section.
Selling, General & Administrative. For the three months ended June 30, 2016, selling, general and administrative expenses decreased to $1.7 million from $3.3 million for the three months ended June 30, 2015. The decrease of $1.6 million, or (48.9)%, was primarily the result of selling, general, and administrative expenses recognized in the three months ended June 30, 2015 associated with the disposal of our Services Business in July 2015 (see Note 12).
Discontinued Operations. For the three months ended June 30, 2015, we incurred a loss from discontinued operations of $3.0 million. See Note 12 for the components of the loss from discontinued operations for the three months ended June 30, 2015.
Results of Operations for the Six Months Ended June 30, 2016 and 2015
The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars and percentage (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Period-to-Period Change
Revenue	$129	$129	$—	—%
Operating expenses:
Research and development, net	11,402	7,069	4,333	61.3%
Selling, general and administrative	4,207	5,485	(1,278)	(23.3)%
Total operating expenses	15,609	12,554	3,055	24.3%
Loss from operations	(15,480)	(12,425)	(3,055)	24.6%
Other (income) expense:
Warrant liability fair value adjustment	(101)	—	(101)	—
Interest income	(67)	(2)	(65)	3,250.0%
Total other income	(168)	(2)	(166)	8,300.0%
Loss from continuing operations	(15,312)	(12,423)	(2,889)	23.3%
Discontinued operations:
Loss from discontinued operations	—	(3,458)	3,458	(100.0)%
Net loss	$(15,312)	$(15,881)	569	(3.6)%
Revenue. For the six months ended June 30, 2016, revenue remained consistent when compared to the six months ended June 30, 2015. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
Research and Development. For the six months ended June 30, 2016, research and development expenses increased to $11.4 million from $7.1 million for the six months ended June 30, 2015. The increase of $4.3 million, or 61.3%, was primarily the result of a $1.6 million increase in clinical development expenses primarily related to the initiation and progression of the Phase 2 VVC clinical trial and the clinical and preclinical development of intravenous SCY-078, a $2.1 million increase in CMC expense, and a $0.6 million increase in consulting expense.
Selling, General & Administrative. For the six months ended June 30, 2016, selling, general and administrative expenses decreased to $4.2 million from $5.5 million for the six months ended June 30, 2015. The decrease of $1.3 million, or (23.3%), was primarily the result of selling, general, and administrative expenses recognized in the six months ended June 30, 2015 associated with the disposal of our Services Business in July 2015 (see Note 12).
Discontinued Operations. For the six months ended June 30, 2015, we incurred a loss from discontinued operations of $3.5 million. See Note 12 for the components of the loss from discontinued operations for the six months ended June 30, 2015.

Liquidity and Capital Resources
Sources of Liquidity
Through June 30, 2016, we have funded our operations through revenue from development services and from net proceeds from debt and equity issuances. As of June 30, 2016, we had cash and cash equivalents and short-term investments of approximately $50.3 million, compared to $47.0 million as of December 31, 2015. The increase in our cash and cash equivalents and short-term investments was primarily due to the net proceeds from our June 2016 public offering of common stock and warrants, offset in large part by continued development costs associated with our lead product candidate, SCY-078. We have incurred net losses since our inception, including the six months ended June 30, 2016. As of June 30, 2016, our accumulated deficit was $165.4 million.
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
Cash Flows
The following table sets forth the significant sources and uses of cash for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015

Cash and cash equivalents, January 1	$46,985	$32,243
Net cash used in operating activities	(17,951)	(12,819)
Net cash used in investing activities	(12,486)	(527)
Net cash provided by financing activities	21,317	38,160
Net decrease in cash and cash equivalents	(9,120)	24,814
Cash and cash equivalents, June 30	$37,865	$57,057
Operating Activities
The $5.1 million increase in net cash used in operating activities for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily due to increases in costs associated with SCY-078 development efforts and public reporting company operations. We expect that our research and development expenses will continue to increase as we pursue our SCY-078 development efforts described in the "Recent Developments" section above and we expect we will continue to incur selling, general and administrative expenses to support our operations.
Net cash used in operating activities of $18.0 million for the six months ended June 30, 2016, primarily consisted of the $15.3 million net loss adjusted for non-cash charges that included the write off of deferred offering costs of $0.1 million, the gain on change in fair value of the warrant liability of $0.1 million and stock-based compensation expense of $0.6 million, plus a net unfavorable change in operating assets and liabilities of $3.3 million. The net unfavorable change in operating assets and liabilities included a decrease in accrued but unpaid severance and retention costs of $2.4 million plus an increase in prepaid expenses and other assets of $1.0 million. We expect the majority of the remaining severance and retention accruals to be relieved through cash payments in the third quarter of 2016. The increase in prepaid expenses and other assets is primarily due to (i) a $0.3 million increase in prepaid SCY-078 development services (ii) a $0.4 million increase in the receivable balance due from R-Pharm for reimbursable research and development expenditures and (iii) a $0.3 million increase in prepaid insurance. We expect to collect the outstanding receivable due from R-Pharm in the second half of 2016.
Net cash used in operating activities of $12.8 million for the six months ended June 30, 2015, includes $2.6 million of net cash used in the operating activities of our Services Business, as reported within discontinued operations. Net cash used in the operating activities of our continuing operations was $10.2 million for the six months ended June 30, 2015.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2016 consisted primarily of purchases of short-term investments of $12.5 million.

Net cash used in investing activities of $0.5 million for the six months ended June 30, 2015 consisted of purchases of property and equipment of $0.5 million.
Financing Activities
Net cash provided by financing activities of $21.3 million for the six months ended June 30, 2016, consisted of gross proceeds from the June 2016 public offering of common stock and warrants of $22.5 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $1.7 million and $0.5 million in proceeds from our Sales Agreement.
Net cash provided by financing activities of $38.2 million for the six months ended June 30, 2015, consisted of gross proceeds of $41.4 million from our April 2015 public offering of common stock, partially offset by related underwriting discounts and commissions and offering expenses totaling $3.4 million. We also received proceeds from the issuance of shares of our common stock to employees under the terms of our employee stock purchase plan.
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
Based upon our existing operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of the third quarter of 2018. We are currently evaluating our operating plan and assessing the potential cash utilization impact of SCY-078 development strategy updates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
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
Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015 and June 2016, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  Due to the short-term duration and low risk profile of our current investment portfolio, which comprise cash, cash equivalents and short-term investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio.  Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
We do not believe that our cash, cash equivalents and short-term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three and six months ended June 30, 2016 or 2015.

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
As of June 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2016

By:	/s/ Eric Francois
Eric Francois Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 8, 2016

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

4.2
Fifth Amended and Restated Investor Rights Agreement, dated December 11, 2013 (Filed with the SEC as Exhibit 10.21 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192), and incorporated by reference here).

10.1
Amendment of Employment Agreement, effective April 18, 2016, between SCYNEXIS, Inc. and Marco Taglietti (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, SEC File No. 001-36365, and incorporated by reference here).

10.2
Amendment of Employment Agreement, effective April 18, 2016, between SCYNEXIS, Inc. and David Angulo (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016.

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