Form 10-Q
period 2016-09-30
SCYNEXIS INC
filed 2016-11-07
CIK 1178253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2016, there were 23,990,603 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCYNEXIS, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$29,809	$46,985
Short-term investments	22,544	—
Prepaid expenses and other current assets	1,838	1,452
Total current assets	54,191	48,437
Investments	6,030	—
Other assets	431	419
Deferred offering costs	360	417
Total assets	$61,012	$49,273
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,468	$619
Accrued expenses	1,306	3,149
Accrued severance and retention costs	7	2,639
Deferred revenue, current portion	257	257
Total current liabilities	4,038	6,664
Deferred revenue, non-current	442	635
Deferred rent	25	25
Warrant liability	9,164	—
Loan payable, long-term	14,167	—
Total liabilities	27,836	7,324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of September 30, 2016 and December 31, 2015; 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized as of September 30, 2016, and December 31, 2015; 23,430,868 and 13,905,599 shares issued and outstanding as of September 30, 2016, and December 31, 2015, respectively	23	14
Additional paid-in capital	209,827	192,069
Accumulated deficit	(176,674)	(150,134)
Total stockholders’ equity	33,176	41,949
Total liabilities and stockholders’ equity	$61,012	$49,273
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$64	$64	$193	$193
Operating expenses:
Research and development, net	4,890	3,458	16,293	10,525
Selling, general and administrative	1,880	4,143	6,086	9,628
Total operating expenses	6,770	7,601	22,379	20,153
Loss from operations	(6,706)	(7,537)	(22,186)	(19,960)
Other (income) expense:
Warrant liability fair value adjustment	4,570	—	4,469	—
Interest income	(48)	(8)	(115)	(10)
Total other expense (income)	4,522	(8)	4,354	(10)
Loss from continuing operations	(11,228)	(7,529)	(26,540)	(19,950)
Discontinued operations:
Loss from discontinued operations	—	(826)	—	(4,285)
Net loss	$(11,228)	$(8,355)	$(26,540)	$(24,235)
Loss per share attributable to common stockholders - basic and diluted
Continuing operations	$(0.48)	$(0.54)	$(1.53)	$(1.72)
Discontinued operations	—	(0.06)	—	(0.37)
Net loss per share - basic and diluted	$(0.48)	$(0.60)	$(1.53)	$(2.09)
Weighted average common shares outstanding:
Basic and diluted	23,425,007	13,904,331	17,329,441	11,576,498
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(26,540)	$(24,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash component of impairment loss on classification of assets as held for sale (Note 13)	—	586
Loss on disposal of Services Business	—	73
Depreciation	11	447
Stock-based compensation expense	908	2,656
Write off of deferred offering costs	111	—
Change in fair value of warrant liability	4,469	—
Changes in deferred rent	—	(108)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	—	(523)
Prepaid expenses, other assets, and deferred costs	(939)	(855)
Accounts payable and accrued expenses	5	(431)
Accrued severance and retention cost obligations	(2,631)	2,809
Deferred revenue	(193)	1,018
Net cash used in operating activities	(24,799)	(18,563)
Cash flows from investing activities:
Maturities of short-term investments	6,932	—
Purchases of property and equipment	(24)	(547)
Proceeds from sale of Services Business (Note 13)	500	2,549
Purchase of investments	(35,506)	—
Net cash (used in) provided by investing activities	(28,098)	2,002
Cash flows from financing activities:
Proceeds from common stock issued	23,077	41,400
Payments of deferred offering costs and underwriting discounts and commissions	(1,788)	(3,422)
Proceeds from Loan Agreement	15,000	—
Payments of Loan Agreement issuance costs	(589)	—
Proceeds from employee stock purchase plan issuance	21	106
Net cash provided by financing activities	35,721	38,084
Net decrease in cash and cash equivalents	(17,176)	21,523
Cash and cash equivalents, beginning of period	46,985	32,243
Cash and cash equivalents, end of period	$29,809	$53,766
Supplemental cash flow information:
Cash received for interest	67	—
Noncash financing and investing activities:
Loan Agreement issuance costs included in accounts payable	$426	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$52
Equipment purchases in accounts payable and accrued expenses	$—	$12
Deferred offering costs reclassified to additional-paid-in capital	$65	$3,388
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
June 2016 Public Offering
On June 21, 2016, the Company completed a public offering (the "June 2016 Public Offering") of its common stock and warrants pursuant to the Company's effective Shelf Registration. The Company sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of the Company's common stock at a public offering price of $2.40 per share. The warrant exercise price is $3.00 per share. Net proceeds from the June 2016 Public Offering were approximately $20,754, after deducting underwriting discounts and commissions and offering expenses of approximately $1,746. See Note 8 for further details.

Loan Agreement
On September 30, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar Capital Ltd. (“Solar”), in its capacity as administrative and collateral agent and as lender. Pursuant to the Loan Agreement, Solar is providing the Company with a 48-month secured term loan in the amount of $15,000 (the “Term Loan”) and all principal and accrued interest on the Term Loan is due on September 30, 2020 (the “Maturity Date”). See Note 6 for further details.
Unaudited Interim Financial Information
The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results for the full year or the results for any future periods. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 7, 2016.
Discontinued Operations
As described in Note 13, the Company met the relevant criteria for reporting the Company's contract research and development services business (the "Services Business") in discontinued operations in the second quarter of 2015. The accompanying unaudited interim financial statements present the Services Business as discontinued operations for the three and nine months ended September 30, 2016, and 2015, pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations.
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
Investments
The Company's investments comprise held-to-maturity debt securities and are carried at amortized cost. An impairment charge is recorded and a new cost basis in the investment is established when a decline in fair value, if any, is deemed to be other-than-temporary.
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
Deferred Offering Costs
Deferred offering costs are expenses directly related to the Form S-3 filed with the SEC on October 30, 2015 and declared effective on November 16, 2015. These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the Shelf Registration. Deferred costs associated with the Shelf Registration are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Shelf Registration, with any remaining deferred offering costs to be charged to the results of operations at the end of the three-year life of the Shelf Registration. During the three months ended March 31, 2016, the Company expensed $111 of deferred offering costs associated with the Shelf Registration as a result of the termination of the "at the market" ("ATM") offering program entered into with Cowen on November 11, 2015.
Warrant Liability
On June 21, 2016, the Company sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of the Company's common stock at a public offering price of $2.40 per share of common stock sold. The Company accounted for these warrants as a liability instrument measured at its fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the the accompanying statements of operation. See Note 8 for further details.
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
The Company’s deferred revenue includes non-refundable upfront payments received under certain licensing and collaboration arrangements that contain substantive performance obligations that the Company is providing over respective defined service or estimated relationship periods. Such non-refundable upfront payments are recognized over these defined service or estimated relationship periods. The Company received a non-refundable upfront payment of $1,500 from R-Pharm in August 2013 which is being recognized over a period of 70 months. The Company recognized revenue in continuing operations from this upfront payment of $64 and $193 for the three and nine months ended September 30, 2016, respectively.
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
The Company's August 2013 development, license, and supply agreement with R-Pharm, CJSC (“R-Pharm”), combined with the supplemental arrangement in November 2014, is a collaborative arrangement pursuant to Topic 808 and the Company’s previously described accounting policy. The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. The Company recorded receivables for unpaid reimbursement amounts due from R-Pharm of $1,017 and $430 as of September 30, 2016 and December 31, 2015, respectively, which are presented in prepaid expenses and other current assets in the accompanying balance sheets.
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
Reimbursements of certain research and development costs by parties under collaborative arrangements have been recorded as a reduction of research and development expense presented within the statement of operations. Such reimbursements were recognized under the collaboration arrangement with R-Pharm during the three and nine months ended September 30, 2016. Information about the Company’s research and development expenses and reimbursements due under collaboration arrangements for the three and nine months ended September 30, 2016 and 2015, is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expense, gross	$5,091	$3,553	$16,881	$11,352
Less: Reimbursement of research and development expense	201	95	588	827
Research and development expense, net of reimbursements	$4,890	$3,458	$16,293	$10,525
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
Certain modifications made to an outstanding incentive stock option award at any time after the initial grant dates which are considered to be “material modifications", as defined within the Internal Revenue Code, may result in the affected award being recharacterized as a non-statutory stock option. The effects of any recharacterization modification for purposes of income tax accounting are recognized on a prospective basis.
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

	September 30,
	2016	2015
Warrants to purchase Series C-1 Preferred	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	—
Warrants to purchase common stock associated with Loan Agreement	122,435	—
Stock options	1,815,583	1,207,697
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation, or ASU 2016-09. The new guidance is an update to ASC 718 and simplifies several aspects of the accounting for share-based transactions. For public companies, ASU 2016-09 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted for an entity in any interim or annual period and the Company is evaluating the impact of the implementation that ASU 2016-09 will have on the Company's financial statements.
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

3. Investments
The following table summarizes the held-to-maturity securities held at September 30, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2016
U.S. government securities	$28,574	$7	$48	$28,533

Total	$28,574	$7	$48	$28,533
As of September 30, 2016, the Company has $6,030 of held-to-maturity investments with contractual maturities greater than one year and $22,544 of held-to-maturity investments with contractual maturities less than one year.

4.	Prepaid Expenses and Other Current Assets

	September 30, 2016	December 31, 2015
Prepaid SCY-078 development services	$262	$108
Prepaid insurance	400	285
Other prepaid expenses	89	91
Other receivable due from R-Pharm	1,017	430
Escrow receivable due from Accuratus (Note 13)	—	500
Other current assets	70	38
Total prepaid expenses and other current assets	$1,838	$1,452

5.	Accrued Expenses

	September 30, 2016	December 31, 2015
Accrued research and development expenses	$516	$1,903
Accrued employee bonus compensation	569	776
Employee withholdings	7	42
Other accrued expenses	214	428
Total accrued expenses	$1,306	$3,149

6.	Borrowings
On September 30, 2016, the Company entered into the Loan Agreement with Solar, in its capacity as administrative and collateral agent and as lender. Pursuant to the Loan Agreement, Solar is providing the Company with a 48-month secured term loan in the amount of $15,000 (the “Term Loan”).  The Term Loan bears interest at a floating rate equal to the LIBOR rate in effect plus 8.49% and the Company is required to make interest-only payments on the Term Loan beginning November 1, 2016 and continuing through March 1, 2018.  Beginning April 1, 2018 (the “Amortization Date”), the Company is required to make monthly payments of interest plus equal monthly principal payments from the Amortization Date through the maturity date of the Term Loan.  If the Company receives certain positive clinical data prior to March 31, 2018, and receives unrestricted net cash proceeds of not less than $20,000 after September 8, 2016, from certain financing, licensing, or other non-dilutive agreements, the Amortization Date is extended for an additional six months (extending the interest-only time period by six months).  However, the ultimate term of the Term Loan is not extended and the equal monthly payments of principal will be calculated based on the remaining term of the Term Loan.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company other than its intellectual property, which is subject to a negative pledge.
The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company, among other things, to incur debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, subject to certain exceptions, and maintain certain minimum liquidity requirements. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Loan Agreement immediately due and payable and may exercise the other rights and remedies provided for under the Loan Agreement and related loan documents. The events of default under the Loan Agreement include payment defaults, cross defaults with certain other agreements, breaches of covenants or representations and warranties, the occurrence of a material adverse effect and certain bankruptcy events. The Company has the right to prepay the Term Loan in whole at any time and the Loan Agreement contains customary prepayment and closing fees.
Pursuant to the Loan Agreement, on September 30, 2016 (the "Closing Date"), the Company issued to Solar a warrant (the “Solar Warrant”) to purchase an aggregate of up to 122,435 shares of the Company’s common stock at an exercise price of $3.6754 per share. The Solar Warrant will expire five years from the date of the grant. The Solar Warrant is classified as equity and recorded at its relative fair value in the shareholder's equity section of the balance sheet (See Note 8).
Future principal debt payments on the currently outstanding Term Loan are payable as follows:

September 30, 2016
2016	$—
2017	—
2018	4,500
2019	6,000
2020	4,500
Total principal payments	15,000
Final fee due at maturity	750
Total principal and final fee payment	15,750
Unamortized discount and debt issuance costs	(1,583)
Less current portion	—
Loan payable, long term	$14,167

7.	Commitments and Contingencies
Leases
The Company leases its headquarters facilities under a long-term non-cancelable operating lease. On July 13, 2015, the Company entered into a sublease (the "Sublease") that became effective July 22, 2015, to sublet certain premises consisting of 10,141 square feet of space (the "Subleased Premises") located at 101 Hudson Street, Jersey City, New Jersey from Optimer Pharmaceuticals, Inc. The term of the Sublease commenced on August 1, 2015 (the "Commencement Date") and is scheduled to expire on July 30, 2018. No base rent was due under the Sublease until one month after the Commencement Date. Under the Sublease, the Company is obligated to pay monthly base rent of approximately $25 per month, which amount increases by 3% annually on each anniversary of the Commencement Date. In addition, the Company was required to fund a security deposit with the sublandlord in the amount of $74. Rent expense was approximately $74 and $221 for the three and nine months ended September 30, 2016, respectively. Future minimum lease payments for all operating leases as of September 30, 2016 are as follows:

September 30, 2016 to December 31, 2016	$76
2017	307
2018	182
2019	—
2020	—
Thereafter	—
Total	$565
License Arrangement with Potential Future Expenditures
As of September 30, 2016, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to SCY-078 in the field of human health. SCY-078 is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19,000 upon occurrence of specific events, including initiation of a phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalty percentages are mid- to high-single digits.
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

8.	Stockholder's Equity
Authorized, Issued, and Outstanding Common Stock
The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of September 30, 2016, and December 31, 2015; 23,430,868 and 13,905,599 shares were issued and outstanding at September 30, 2016, and December 31, 2015, respectively. The following table summarizes common stock share activity for the nine months ended September 30, 2016:

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	13,905,599	$14	$192,069	$(150,134)	$41,949
Net loss	—	—	—	(26,540)	(26,540)
Stock-based compensation expense	—	—	908	—	908
Debt discount for Solar Warrant			244		244
Common stock issued through employee stock purchase plan	7,356	—	21	—	21
Common stock issued under Shelf Registration, net of expenses	9,517,913	9	16,585	—	16,594
Balance, September 30, 2016	23,430,868	$23	$209,827	$(176,674)	$33,176
Shares Reserved for Future Issuance
The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2016	December 31, 2015
Outstanding stock options	1,815,583	1,379,727
Outstanding Series C-1 Preferred warrants	14,033	14,033
Outstanding June 2016 Public Offering warrants	4,218,750	—
Outstanding Solar Warrant	122,435	—
For possible future issuance under 2014 Equity Incentive Plan (Note 10)	672,782	552,415
For possible future issuance under Employee Stock Purchase Plan (Note 10)	72,338	50,283
For possible future issuance under 2015 Inducement Plan (Note 10)	165,000	165,000
Total common shares reserved for future issuance	7,080,921	2,161,458
Warrants Associated with Convertible Preferred Stock Issuances
In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Preferred Stock, which converted into the right to purchase 14,033 shares of common stock in connection with the Company's IPO; however, the Company refers to these warrants as its Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued in conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of $45.61 per share of common stock in connection with the Company's IPO. These warrants remain outstanding as of September 30, 2016 and will expire on May 7, 2019, which is the five year anniversary of the Company's IPO. The fair value at the date of grant for these instruments was $459, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period. As of September 30, 2016 and December 31, 2015, the fair value of the warrant derivative liability was zero.
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
The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations. During the three months ended September 30, 2016, the Company recorded a loss of $4,570 due to the change in fair value of the warrant liability. As of September 30, 2016, the fair value of the warrant liability was $9,164.
Warrant Associated with Loan Agreement
Pursuant to the Loan Agreement, on the Closing Date the Company issued to Solar the Solar Warrant to purchase an aggregate of up to 122,435 shares of the Company’s common stock at an exercise price of $3.6754 per share. The Solar Warrant will expire five years from the date of the grant. The Solar Warrant is classified as equity and recorded at its relative fair value in the shareholder's equity section of the balance sheet.

9.	Income Taxes
The Company applies intraperiod tax allocation guidance pursuant to Topic 740 to allocate income tax (expense) benefit between pre-tax income (loss) from continuing operations and discontinued operations. For periods in which the Company reports pre-tax income from discontinued operations for financial reporting purposes and pre-tax loss from continuing operations, the Company presents income from discontinued operations net of income tax expense attributable to its discontinued operations using the estimated annual effective tax rate of the Services Business. The Company also recognizes a corresponding income tax benefit on its loss from continuing operations for the same affected period. After applying the intraperiod tax allocation policy described above, the Company did not record a federal or state income tax expense or benefit for the three and nine months ended September 30, 2016.

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
Stock Option Grants
During the three and nine months ended September 30, 2016, the Company granted options to purchase 47,026 and 487,946 shares of common stock, respectively. As of September 30, 2016, there were 672,782 shares of common stock available for future issuance under the 2014 Plan.
2015 Inducement Plan
On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan, or the 2015 Plan. The 2015 Plan has a share reserve covering 450,000 shares of common stock. During the quarter ended September 30, 2016, there were no grants of the Company's common stock under the 2015 Inducement Plan. As of September 30, 2016, there were 165,000 shares of common stock available for future issuance under the 2015 Plan.
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
In the quarterly period ended March 31, 2016, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 1,229 shares of common stock under the ESPP. During the quarterly period ended March 31, 2015, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 15,107 shares of common stock under the ESPP. As of September 30, 2016, there were 72,338 shares of common stock available for future issuance under the ESPP; and the Company issued 6,127 shares under the ESPP during the three months ended September 30, 2016.
Compensation Cost
The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the ESPP was $293 and $908 for the three and nine months ended September 30, 2016, respectively, and $1,541 and $2,656 for the three and nine months ended September 30, 2015, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $0 for the three and nine months ended September 30, 2016 and 2015. Cash received from options exercised was $0 for the three and nine months ended September 30, 2016, and 2015.
Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$67	$128	$223	$242
Selling, general and administrative	226	1,306	685	2,206
Discontinued operations (Note 13)	—	107	—	208
Total	$293	$1,541	$908	$2,656

11.	Fair Value Measurements
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of September 30, 2016 and December 31, 2015 for financial instruments measured at fair value on a recurring basis:

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Cash on deposit	$46,935	$46,935	—	—
Money market funds	50	50	—	—
Total assets	$46,985	$46,985	—	—

September 30, 2016
Cash on deposit	$29,809	$29,809	—	—
Total assets	$29,809	$29,809	—	—

Warrant liability	$9,164	—	—	$9,164
Total liabilities	$9,164	—	—	$9,164

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

12.	Accrued Severance and Retention Costs
Compensatory Plan with Services Business Employees
In connection with the Company's sale of its Services Business in July 2015 to Accuratus, which is more fully described in Note 13, the Company designed a compensatory plan to promote the retention of services of its non-executive employees supporting that business (the "Services Business Plan") as well to provide severance payments for non-executive employees that were not offered a comparable position by Accuratus (the "June 2015 Terminated Employees"). The Services Business Plan met the definition of an exit and disposal activity pursuant to FASB ASC 420--Exit and Disposal Cost Obligations and the related retention and severance expense was recognized in 2015. As of September 30, 2016, the remaining severance and retention obligation for the June 2015 Terminated Employees was $8.
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
The Retention Plan provided that non-executive employees were eligible to receive cash bonuses, severance payments and related benefit premiums provided that such employees remained employed through December 31, 2015 and were not terminated for cause. During the year ended December 31, 2015, the Company recognized total expense of $1,012, which was included in research and development and selling, general, and administrative expenses. As of September 30, 2016, the obligation for cash bonuses, severance payments and related benefit premiums under the Retention Plan has been fully paid.
Compensatory Arrangement with Former Executive Officer
Yves J. Ribeill, Ph.D., resigned as President effective July 21, 2015. Dr. Ribeill resigned as a member of the board of directors effective March 16, 2016. The Company and Dr. Ribeill entered into an agreement, effective July 21, 2015, (the “Separation Agreement”), providing for certain payments and benefits to Dr. Ribeill over 12 months commencing with the first payroll period following the resignation date as President. The cash severance payments and related benefit premiums and payroll taxes totaled approximately $1,046 as of July 21, 2015, which was recognized as expense in the quarterly period ended September 30, 2015. As of September 30, 2016, the obligation for cash severance payments and related benefit premiums and payroll taxes under the Separation Agreement has been fully paid.

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
Sale of the Services Business
On July 21, 2015, the Company completed the sale of the Services Business to Accuratus pursuant to the Purchase Agreement, with an effective date of July 17, 2015 for an aggregate purchase price of $3,875, subject to a working capital adjustment of $824, which reduced the proceeds at closing. In addition, a portion of the consideration payable at closing equal to $500 was withheld and was subject to an escrow for a period of 12 months from the date of closing to satisfy indemnification obligations of the Company in connection with breaches of any representation and warranties and other customary obligations under the terms of the Purchase Agreement. The escrow funds were received in full on July 19, 2016 in accordance with the Purchase Agreement. The net cash consideration received by the Company upon closing in July 2015 was $2,549, after adjusting for the items described above and a nominal escrow fee.

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
For the three and nine months ended September 30, 2016, the Company recognized $593 and $2,792, respectively, of expense for services provided by Accuratus under the Services Agreement, which is included in research and development expense in the accompanying unaudited interim statements of operations.
Discontinued Operations
The following table presents revenue, (expenses), gains, and (losses) attributable to discontinued operations:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Major line items constituting loss of discontinued operations:
Revenue	$560	$7,408
Cost of revenue	(466)	(7,296)
Research and development	(7)	(860)
Severance and exit costs	(1,061)	(2,114)
Impairment charge from classification of assets held for sale	—	(1,350)
Gain (loss) on disposal, net of associated transaction costs of $764 for the three and nine month periods ended September 30, 2015	148	(73)
Loss from discontinued operations	$(826)	$(4,285)
The following table presents depreciation, capital expenditures, and significant operating and investing non-cash items related to the discontinued operations:

Nine Months Ended September 30, 2015
Depreciation expense	$391
Purchases of property and equipment	(547)
Stock-based compensation	208
Changes in deferred rent	(133)
Equipment purchases in accounts payable and accrued expenses	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.
Overview
SCYNEXIS is a pharmaceutical company committed to the development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. We are developing our lead product candidate, SCY-078, as a novel oral and intravenous (IV) drug for the treatment of several fungal infections, including serious and life-threatening invasive fungal infections in humans. SCY-078 is a novel triterpenoid and structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo in animal studies against a broad range of Candida and Aspergillus species, including drug-resistant strains, as well as in Phase 2 clinical studies in patients with different Candida spp. infections. Candida and Aspergillus species are two of the most common invasive fungal pathogens and are responsible for approximately 85% of all invasive fungal infections in the United States and Europe. Our current lead indications under development are invasive candidiasis and refractory invasive fungal infections.
On October 5th, 2016, we announced final results of our two recently completed Phase 2 studies. In the first study, treatment with oral SCY-078 in patients with vulvovaginal candidiasis (VVC), resulted in higher clinical cure rates at test-of-cure and fewer recurrences of VVC at the four-month follow-up when compared to the standard of care (oral fluconazole). In the second study, which evaluated oral SCY-078 as a step-down therapy in patients with invasive candidiasis, oral SCY-078 achieved the target exposure for efficacy and was well-tolerated.
On October 24th, 2016, we announced the results from two additional Drug-Drug Interaction (DDI) studies, further demonstrating the low potential for DDI and favorable safety profile of SCY-078.
Phase 2 Study of Oral SCY-078 in Patients with Invasive Candidiasis
This Phase 2 multinational, randomized, open-label study evaluated the pharmacokinetics (PK), safety, and tolerability of SCY-078 as an oral step-down treatment in patients initially treated with intravenous (IV) echinocandin therapy for invasive Candida infections. Twenty-seven patients were enrolled and 22 were randomized to receive either SCY-078 500mg QD (once daily) with a 1,000mg loading dose (seven patients), SCY-078 750mg QD with a 1,250mg loading dose (seven patients) or standard of care (seven patients receiving fluconazole 400mg QD with an 800mg loading dose and one patient receiving IV micafungin for the entire duration of antifungal therapy because he could not receive oral fluconazole due to a Candida glabrata with decreased fluconazole-susceptibility) for up to 28 days. Efficacy was assessed based on achievement of favorable global response defined as the resolution of signs and symptoms attributable to the Candida infection and mycological eradication without the use of any other antifungal agent. Patients were followed for six weeks after the end of treatment. As previously reported, we believe the study met its primary objective by confirming the once daily oral dose of SCY-078 750mg as a dose that is both overall safe and tolerated and achieves the target exposure at steady state in patients with invasive candidiasis. During the study period, there were no reports of mycological failures in the SCY-078 750mg group (n=7) versus two infection-related failures (one fungemia and one abdominal sepsis) in the fluconazole group (n=7). No relapses were observed in these two groups during the six-week follow-up period.
Phase 2 Proof-of-Concept Study of Oral SCY-078 in Patients with VVC
This Phase 2 multicenter, randomized, active controlled, evaluator-blinded study evaluated the safety and efficacy of two dose regimens of oral SCY-078 in adult female patients with moderate to severe VVC as a proof-of-concept study to support the development of SCY-078 in invasive candidiasis and other Candida infections. Although a mucocutaneous and an invasive Candida infection are different clinical conditions, both are caused by the same Candida species and we believe that the evidence of antifungal activity in a mucocutaneous Candida infection (like VVC) is indicative of the potential antifungal activity of SCY-078 in other clinical conditions caused by the same pathogen. A total of 96 patients (the Intent-to-Treat (ITT) population) with an acute moderate to severe, symptomatic episode of VVC were randomized in a 1:1:1 ratio to receive either three daily doses or five daily doses of oral SCY-078 750mg QD with a 1,250mg loading dose or oral fluconazole, at the labeled approved dose regimen of 150mg single dose. Fluconazole was included as a reference treatment and performed as reported in its label, validating the results from our study. Clinical cure rate, defined as a resolution of signs and symptoms of infection without further antifungal treatment, is now the recommended primary endpoint per the latest FDA guidelines for VVC. As previously reported, we believe the study met its objectives by showing higher clinical cure rate for patients receiving oral SCY-078 compared to oral fluconazole at the test-of-cure visit (Day 24). Subjects in the Per-Protocol (PP) population (defined as subjects with culture confirmed Candida infection at baseline (n=70 subjects)) population were followed for four months and the follow-up data showed a high clinical cure rate at the four-month visit (end of observation period) of 88% in patients who received SCY-078 compared to 65% in patients who received fluconazole (p=0.04). Moreover, during the four-month observation period, patients who received oral SCY-078 had a lower recurrence rate (4%) versus fluconazole (15%).
As previously reported, SCY-078 was overall safe and tolerated in both studies. There were no discontinuations due to adverse events (AEs) and no treatment-related serious AEs. Consistent with previous findings, the most common AEs were mild to moderate gastrointestinal (GI) events such as diarrhea nausea, vomiting, abdominal pain or discomfort. In patients with invasive candidiasis, the number of GI events was comparable in both the SCY-078 and fluconazole treatment arms.
We consider the results from these two recently completed Phase 2 studies (VVC and invasive candidiasis) to be an important milestone in the development of SCY-078, providing clear evidence that orally administered SCY-078 achieved clinically meaningful antifungal effect in two different forms of Candida infection in humans. The oral dose needed to achieve the target exposure in invasive candidiasis was identified and this dose showed to be safe and tolerated, supporting subsequent stages of development of orally administered SCY-078 for invasive candidiasis. In addition, we believe that that the positive results from the Phase 2 proof-of-concept study in VVC patients are supportive of future development of orally administered SCY-078 for VVC as well. We are also conducting Phase 1 clinical trials to investigate the safety and pharmacokinetics of an intravenous formulation of SCY-078 in order to identify dosing and administration with optimal tolerability and we are expecting to report results in November 2016.
We expect to meet with the FDA during the first quarter of 2017 to discuss the results from our recent studies and our development path forward in invasive candidiasis. We are planning to initiate a study for the treatment of invasive fungal infections that are refractory to or intolerant of standard antifungal agents in the fourth quarter of 2016, and to initiate a subsequent Phase 2 study in patients with invasive candidiasis in the first quarter of 2017. We expect top-line data from these studies at year-end of 2017.
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
We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and a public offering of our common stock and warrants in June 2016. As of September 30, 2016, we had received an aggregate of $113.4 million in net proceeds from the issuance of our common stock in these three offerings. Our principal source of liquidity is cash and cash equivalents and investments, which totaled $58.4 million as of September 30, 2016. On September 30, 2016, we received net proceeds of $14.4 million as a result of the closing of our debt arrangement with Solar Capital Ltd, or Solar.
We have incurred net losses since our inception, including the year ended December 31, 2015, and the nine months ended September 30, 2016. As of September 30, 2016, our accumulated deficit was $176.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase as we continue to execute our research and drug development strategy. We also expect that we will continue to incur selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015 and declared effective on November 16, 2015, including the related at-the-market facility entered into on April 11, 2016 with Cantor Fitzgerald & Co., or Cantor.
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
Recent Developments
SCY-078 Development
On October 24th, 2016, we announced the completion of two additional Drug-Drug Interaction (DDI) studies, further demonstrating the favorable safety profile of SCY-078. An important milestone in drug development is to understand the potential impact of how two or more drugs interact with each other. Patients with invasive fungal infections are typically immuno-compromised and are commonly treated for long periods of time with multiple concomitant drugs for their underlying conditions. The potential for DDIs in these patients results in labeling restrictions, as is the case for the azole class of antifungals, which is associated with a high degree of DDIs with many commonly prescribed drugs.
To date, SCY-078 has been evaluated in multiple in vitro studies and Phase 1 clinical trials to assess the potential for SCY-078 to cause DDIs and to interfere with CYP liver enzymes that are responsible for the metabolism of most drugs.

•
Based on in vitro studies conducted with a broad range of CYP enzymes, SCY-078 showed minimal interference with most enzymes, either as a direct inhibitor or inducer, including CYP3A enzymes, the most common pathway for the metabolism of many drugs. CYP2C8 was shown to be the CYP enzyme with a higher risk of being inhibited by SCY-078;

•
DDI rosiglitazone clinical study to evaluate CYP2C8 inhibition: rosiglitazone, an antidiabetic medication, is very sensitive to inhibition of CYP2C8 and was used as an indicator of the maximum potential for clinical interaction with oral SCY-078. This study showed that SCY-078 had no effect on rosiglitazone blood levels when co-administered (i.e., no meaningful interaction was observed), indicating a low risk of clinical interactions with drugs metabolized via CYP enzymes;

•
DDI tacrolimus clinical study: tacrolimus is an anti-rejection drug commonly used for bone marrow and solid organ transplants patients. Several antifungals, specifically the azoles, induce an increase of tacrolimus blood levels (typically from two- to four-fold), resulting in toxicity concerns which frequently limits the use of the antifungals, and can require major tacrolimus dose adjustments. In this study, oral SCY-078 had no effect on the maximum tacrolimus blood levels (no change in Cmax) with only a minor effect on tacrolimus' AUC. These results suggest a low risk of clinical interactions and support the ability of co-administration of both drugs.

On October 5th, 2016, we announced final results of our two recently completed Phase 2 studies. In the first study, treatment with oral SCY-078 in patients with vulvovaginal candidiasis (VVC), resulted in higher clinical cure rates at test-of-cure and fewer recurrences of VVC at the four-month follow-up when compared to the standard of care (oral fluconazole). In the second study, which evaluated oral SCY-078 as a step-down therapy in patients with invasive candidiasis, oral SCY-078 achieved the target exposure for efficacy and was well-tolerated. We consider the results from these two Phase 2 studies (VVC and invasive candidiasis) to be an important milestone in the development of SCY-078, providing clear evidence that orally administered SCY-078 achieved clinically meaningful antifungal effect in two different forms of Candida infection in humans. The oral dose needed to achieve the target exposure in invasive candidiasis was identified and this dose showed to be safe and tolerated, supporting subsequent stages of development of orally administered SCY-078 for invasive candidiasis. We believe that that the positive results from the Phase 2 proof-of-concept study in VVC patients are also supportive of future development of orally administered SCY-078 for VVC as well.
We have continued to expand our safety database with more than 300 subjects and patients now exposed to SCY-078.
Corporate Developments
On September 30th, 2016, we closed a $15 million term loan with Solar, fully funded at close. This transaction complements our June 2016 Public Offering. See Note 6 for further details.
Collaborations and Licensing Agreements
We are party to a number of licensing and collaboration agreements with partners in human health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed the rights to SCY-078 in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events as well as tiered royalties based on worldwide sales of SCY-078 when and if it is approved (in 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) R-Pharm, CJSC, or "R-Pharm," a leading supplier of hospital drugs in Russia, granting it exclusive rights in the field of human health to develop and commercialize SCY-078 in Russia and several smaller non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us; (3) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635 for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties; and (4) Cypralis Limited, or "Cypralis," a life sciences company, transfering to it certain cyclophilin inhibitor assets of ours, under which we are eligible to receive milestone payments upon the successful progression of certain Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization.
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
The table below summarizes the total costs incurred for each of our key research and development projects during the periods presented (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

SCY-078	$4,890	$3,434	$16,293	$10,360
Cyclophilin Inhibitor Platform	—	24	—	165
Total research and development, net	$4,890	$3,458	$16,293	$10,525
Our SCY-078 project was the only significant research and development project during the periods presented. We plan to increase our research and development expense for the foreseeable future as we continue our efforts to develop SCY-078 and to potentially develop our other product candidates, subject to the availability of additional funding. We do not expect to incur any substantial research and development expenses related to our cyclophilin inhibitor platform in the near future.
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
Other Expense (Income)
Our other expense (income) recognized in the three months ended September 30, 2016 and 2015, respectively, consists of interest income and the change in the fair value of the warrant liability.
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
Discontinued Operations
Discontinued operations comprises revenues, costs, gains and losses directly attributable to our Services Business, which we divested through a sale transaction that closed in July 2015. See Note 13 to our unaudited interim financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months Ended September 30, 2016 and 2015
The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Period-to-Period Change
Revenue	$64	$64	$—	—%
Operating expenses:
Research and development, net	4,890	3,458	1,432	41.4%
Selling, general and administrative	1,880	4,143	(2,263)	(54.6)%
Total operating expenses	6,770	7,601	(831)	(10.9)%
Loss from operations	(6,706)	(7,537)	831	(11.0)%
Other (income) expense:
Warrant liability fair value adjustment	4,570	—	4,570	—
Interest income	(48)	(8)	(40)	500.0%
Total other expense (income)	4,522	(8)	4,530	(56,625.0)%
Loss from continuing operations	(11,228)	(7,529)	(3,699)	49.1%
Discontinued operations:
Loss from discontinued operations	—	(826)	826	(100.0)%
Net loss	$(11,228)	$(8,355)	$(2,873)	34.4%
Revenue. For the three months ended September 30, 2016, revenue remained consistent when compared to the three months ended September 30, 2015. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
Research and Development. For the three months ended September 30, 2016, research and development expenses increased to $4.9 million from $3.5 million for the three months ended September 30, 2015. The increase of $1.4 million, or 41.4%, for the three months ended September 30, 2016 was primarily driven by an increase of $1.4 million in preclinical development and an increase of $1.1 million in clinical development, offset in part by a decrease of $0.3 million in chemistry, manufacturing, and controls (CMC), a decrease of $0.7 million in compensation, severance, and consulting expense, and a decrease of $0.1 million in other research and development costs. The increases in preclinical development and clinical development were driven by the expansion of SCY-078 activities as highlighted within the "Recent Developments" section.
Selling, General & Administrative. For the three months ended September 30, 2016, selling, general and administrative expenses decreased to $1.9 million from $4.1 million for the three months ended September 30, 2015. The decrease of $2.3 million, or (54.6)%, was primarily due to $2.3 million in severance and stock based compensation related expense recognized in the three months ended September 30, 2015 associated with the departure of a former executive officer and disposal of our Services Business in July 2015 (see Note 13 to our unaudited interim financial statements in Item 1 of this Quarterly Report on Form 10-Q).
Total Other Expense (Income). For the three months ended September 30, 2016, total other expense increased to $4.5 million from a gain of $8,000 for the three months ended September 30, 2015. The increase was primarily the result of the change in fair value of the warrant liability of $4.6 million for the three months ended September 30, 2016.
Discontinued Operations. For the three months ended September 30, 2015, we incurred a loss from discontinued operations of $0.8 million. See Note 13 to our unaudited interim financial statements in Item 1 of this Quarterly Report on Form 10-Q for the components of the loss from discontinued operations for the three months ended September 30, 2015.
Results of Operations for the Nine Months Ended September 30, 2016 and 2015
The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars and percentage (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Period-to-Period Change
Revenue	$193	$193	$—	—%
Operating expenses:
Research and development, net	16,293	10,525	5,768	54.8%
Selling, general and administrative	6,086	9,628	(3,542)	(36.8)%
Total operating expenses	22,379	20,153	2,226	11.0%
Loss from operations	(22,186)	(19,960)	(2,226)	11.2%
Other (income) expense:
Warrant liability fair value adjustment	4,469	—	4,469	—
Interest income	(115)	(10)	(105)	1,050.0%
Total other expense (income)	4,354	(10)	4,364	(43,640.0)%
Loss from continuing operations	(26,540)	(19,950)	(6,590)	33.0%
Discontinued operations:
Loss from discontinued operations	—	(4,285)	4,285	(100.0)%
Net loss	$(26,540)	$(24,235)	$(2,305)	9.5%
Revenue. For the nine months ended September 30, 2016, revenue remained consistent when compared to the nine months ended September 30, 2015. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
Research and Development. For the nine months ended September 30, 2016, research and development expenses increased to $16.3 million from $10.5 million for the nine months ended September 30, 2015. The increase of $5.8 million, or 54.8%, was primarily the result of a $2.7 million increase in clinical development expenses primarily related to the initiation and completion of the Phase 2 VVC clinical trial and the clinical and preclinical development of intravenous SCY-078, a $1.4 million increase in CMC expense, and a $1.3 million increase in preclinical development expense. The increases in preclinical development and clinical development were driven by the expansion of SCY-078 activities as highlighted within the "Recent Developments" section.
Selling, General & Administrative. For the nine months ended September 30, 2016, selling, general and administrative expenses decreased to $6.1 million from $9.6 million for the nine months ended September 30, 2015. The decrease of $3.5 million, or (36.8%), was primarily driven by $2.3 million in severance and stock based compensation related expense recognized in the nine months ended September 30, 2015 associated with the departure of a former executive officer and disposal of our Services Business in July 2015 (see Note 13 to our unaudited interim financial statements in Item 1 of this Quarterly Report on Form 10-Q).

Total Other Expense (Income). For the nine months ended September 30, 2016, total other expense increased to $4.4 million from a gain of $10,000 for the nine months ended September 30, 2015. The increase was primarily the result of the change in fair value of the warrant liability of $4.5 million for the nine months ended September 30, 2016.
Discontinued Operations. For the nine months ended September 30, 2015, we incurred a loss from discontinued operations of $4.3 million. See Note 13 to our unaudited interim financial statements in Item 1 of this Quarterly Report on Form 10-Q for the components of the loss from discontinued operations for the nine months ended September 30, 2015.
Liquidity and Capital Resources
Sources of Liquidity
Through September 30, 2016, we have funded our operations through revenue from development services and from net proceeds from debt and equity issuances. As of September 30, 2016, we had cash and cash equivalents and investments of approximately $58.4 million, compared to $47.0 million as of December 31, 2015. The increase in our cash and cash equivalents and investments was primarily due to the net proceeds from our June 2016 public offering of common stock and warrants in addition to the closing of our Loan Agreement with Solar, offset in large part by continued development costs associated with our lead product candidate, SCY-078. We have incurred net losses since our inception, including the nine months ended September 30, 2016. As of September 30, 2016, our accumulated deficit was $176.7 million.
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
Cash Flows
The following table sets forth the significant sources and uses of cash for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015

Cash and cash equivalents, January 1	$46,985	$32,243
Net cash used in operating activities	(24,799)	(18,563)
Net cash (used in) provided by investing activities	(28,098)	2,002
Net cash provided by financing activities	35,721	38,084
Net decrease in cash and cash equivalents	(17,176)	21,523
Cash and cash equivalents, September 30	$29,809	$53,766
Operating Activities
The $6.2 million increase in net cash used in operating activities for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was primarily due to increases in costs associated with SCY-078 development efforts and public reporting company operations. We expect that our research and development expenses will continue to increase as we pursue our SCY-078 development efforts described in the "Recent Developments" section above and we expect we will continue to incur selling, general and administrative expenses to support our operations.
Net cash used in operating activities of $24.8 million for the nine months ended September 30, 2016, primarily consisted of the $26.5 million net loss adjusted for non-cash charges that included the write off of deferred offering costs of $0.1 million, the loss on change in fair value of the warrant liability of $4.5 million and stock-based compensation expense of $0.9 million, plus a net unfavorable change in operating assets and liabilities of $3.8 million. The net unfavorable change in operating assets and liabilities included a decrease in accrued but unpaid severance and retention costs of $2.6 million plus an increase in prepaid expenses and other assets of $0.9 million. The decrease in accrued but unpaid severance and retention costs was primarily due to payments made for the remaining obligations described in Note 12 to to our unaudited interim financial statements in Item 1 of this Quarterly Report on Form 10-Q. The increase in prepaid expenses and other assets is primarily due to (i) a $0.2 million increase in prepaid SCY-078 development services, (ii) a $0.6 million increase in the receivable balance due from R-Pharm for reimbursable research and development expenditures and (iii) a $0.1 million increase in prepaid insurance. Subsequent to September 30, 2016, $0.8 million of the receivable balance due from R-Pharm was collected.
Net cash used in operating activities of $18.6 million for the nine months ended September 30, 2015, primarily consisted of the $24.2 million net loss adjusted for non-cash charges, offset by a non-cash component of an impairment charge on classification of assets as held for sale and on disposal of $0.6 million, depreciation of $0.4 million, and stock-based compensation expense of $2.7 million, and a net favorable change in operating assets and liabilities of $2.0 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2016 consisted primarily of purchases of investments of $35.5 million offset by the maturities of investments of $6.9 million and $0.5 million in proceeds from the release of the escrow receivable further described in Note 13 to our unaudited interim financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Net cash from investing activities of $2.0 million for the nine months ended September 30, 2015 consisted of $2.5 million of cash proceeds received in July 2015 upon closing of the sale of our Services Business, partially offset by purchases of property and equipment of $0.5 million. The cash proceeds from the sale were discrete, non-recurring cash flows in the period and that we do not expect to occur in future periods. Our cash used for purchases of property and equipment was substantially all related to our Services Business operations. As a result, we expect a decrease in future cash purchases of property and equipment, other than non-recurring capital expenditures to support continuing operations.
Financing Activities
Net cash provided by financing activities of $35.7 million for the nine months ended September 30, 2016, consisted of gross proceeds from common stock and warrants issued under the Shelf Registration of $23.1 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $1.8 million and net proceeds of $14.4 million from our Loan Agreement.
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
Based upon our existing operating plan, we believe that our existing cash and cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We are currently evaluating our operating plan and assessing the potential cash utilization impact of SCY-078 development strategy updates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
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
Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015 and June 2016, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, similar to the Loan Agreement with Solar that closed on September 30, 2016, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.
Contractual Obligations, Commitments and Contingencies
There have been no material changes in our contractual obligations, commitments or contingencies since December 31, 2015 except the Loan Agreement entered into with Solar further discussed in Note 6 to our unaudited interim financial statements in Item 1 of this Quarterly Report on Form 10-Q.
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
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  Due to the short-term duration and low risk profile of our current investment portfolio, which comprise cash, cash equivalents and investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio.  Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
We do not believe that our cash, cash equivalents and investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three and nine months ended September 30, 2016 or 2015.

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
As of September 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015 except as noted below.
Risks Relating to Our Financial Condition and Capital Requirements
Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business
On September 30, 2016, we entered into a loan and security agreement with Solar, pursuant to which Solar provided $15 million. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business. Additionally, we may be required to repay the outstanding indebtedness under the loan if an event of default occurs under the loan and security agreement. Under the loan and security agreement, an event of default will occur if, among other things: we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Solar Capital Ltd. could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

Item 6.	Exhibits
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2016

By:	/s/ Eric Francois
Eric Francois Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 7, 2016

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

4.3	Warrant issued to Solar Capital Ltd. dated September 30, 2016 (Filed with the SEC as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 5, 2016.
10.1	Non-Employee Director Compensation Arrangements.

10.2
Loan and Security Agreement, dated September 30, 2016, between SCYNEXIS, Inc. and Solar Capital Ltd.
 (Filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on October 5, 2016.

12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document