Form 10-K
period 2016-12-31
SCYNEXIS INC
filed 2017-03-13
CIK 1178253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Market on June 30, 2016 was $50,059,758. Excludes 355,728 shares of the registrant's Common Stock held by executive officers, directors and other affiliates of registrant's Common Stock outstanding at June 30, 2016. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of March 1, 2017, there were 25,527,366 shares of the registrant’s Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2016.

SCYNEXIS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
ITEM 1.     BUSINESS
Overview
SCYNEXIS is a drug development company committed to the development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. We are developing our lead product candidate, SCY-078, as a novel oral and intravenous (IV) drug for the treatment of several fungal infections, including serious and life-threatening invasive fungal infections. SCY-078 is a novel and structurally distinct triterpenoid glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of Candida and Aspergillus species, including drug-resistant strains. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the pharmacokinetics and safety profile of the oral and intravenous formulations of SCY-078 in multiple Phase 1 studies. In a Phase 2 study, evaluating oral SCY-078 as a step-down therapy in patients with invasive candidiasis, we confirmed that oral SCY-078 achieved the intended plasma exposure for efficacy and was well-tolerated. In another Phase 2 study, evaluating oral SCY-078 in patients with vulvovaginal candidiasis (VVC), we observed numerically higher clinical cure rates at test-of-cure and fewer recurrences of VVC at the four-month follow-up when compared to the standard of care (oral fluconazole). On March 2, 2017, the FDA informed us to hold the initiation of any new clinical studies with the IV formulation of SCY-078. Ongoing and future clinical development using the oral formulation of SCY-078 are unaffected by this regulatory action. We are working closely with the FDA to review the pre-clinical and clinical data supporting the use of a suitable IV formulation and dose regimen of SCY-078 to test in subsequent studies. The upcoming meeting with the FDA is scheduled for the second quarter of 2017.
SCY-078 holds both Fast Track and Qualified Infectious Disease Product (QIDP) designations for the IV and oral formulations for the indications of invasive candidiasis (including candidemia) and invasive aspergillosis. SCY-078 also holds Orphan Drug designation for both indications. These designations are designed to facilitate the development of and expedite review of drugs by allowing companies to interact with the U.S. Food and Drug Administration (FDA) review team frequently. Additionally, the orphan drug designation of SCY-078 provides seven years of market exclusivity in the U.S. following FDA approval, which in conjunction with the granted QIDP designation (which provides an additional five years of exclusivity) provides SCYNEXIS with a potential 12 years of market exclusivity upon FDA approval of SCY-078.
We are currently focusing our resources on the development of SCY-078. In the future, we may develop other assets within our proprietary antifungal platform or through collaborations with strategic development partners. Additionally, we may assess external opportunities and identify strategic collaborations to expand our clinical pipeline.
As a spinout from Aventis S.A., or Aventis in 2000, we began as a chemistry and animal health services company, providing contract research services to third parties. This contract research and development services business, which we refer to as our “Services Business,” generated substantially all of our revenue until we completed the sale of the Services Business to Accuratus Lab Services, Inc., or Accuratus, in July 2015.

Our Strategy
Key elements of our strategy include:

•	to further develop SCY-078 and obtain regulatory approval in major commercial markets for our three key indications: invasive candidiasis, complicated and recurrent VVC and invasive aspergillosis;

•	to commercialize SCY-078 for selected indications in the U.S. through a dedicated commercial team, including field force;

•	to contract with commercial partners to develop and commercialize SCY-078 outside of the U.S.;

•	to assess external opportunities to expand our clinical pipeline; and

•	to leverage our strong scientific team to pursue the development of other internal proprietary compounds.
Market Opportunity
The global antifungal market accounted for $10.7 billion in 2015 with the systemic antifungal drugs reaching $800 million in the U.S. We estimate that, each year, there are over 600,000 cases of invasive fungal infections caused by various species of Candida and Aspergillus, the two most common invasive fungal pathogens, globally. The estimated incidence in the U.S. for these conditions is approximately 98,000 and 46,000 for invasive candidiasis and invasive aspergillosis, respectively. The rapid progression of disease and high mortality rates (20% - 50%) associated with documented invasive fungal infections often result in antifungal therapy being administered in suspected (unconfirmed) cases or as a preventative measure in patients at high risk. Also, the increasingly widespread use of immune suppressive drugs as cancer chemotherapy or for organ transplantation or treatment of autoimmune disease has resulted in an increasing population of patients at risk for invasive fungal infections. Furthermore, the limited number of systemic antifungal drug classes, consisting of azoles, echinocandins and polyenes, and their extensive use, has led to increased numbers of infections with drug-resistant strains. The Centers for Disease Control and Prevention (CDC) has listed fluconazole-resistant Candida as a serious threat requiring prompt and sustained action and has also identified a rise in echinocandin resistance, especially among Candida glabrata. In June 2016, the CDC issued an extraordinary alert for healthcare facilities and providers to be on the lookout for patients with Candida auris, a multidrug resistant strain with high mortality (approximately 60%). Almost half of C. auris isolates are multidrug resistant to two or more antifungal classes (large majority resistant to fluconazole, 40% resistant to echinocandins), stressing the urgent need for new antifungal agents with activity against resistant strains.
Invasive Candidiasis is a serious fungal infection that occurs in immunocompromised patients. Current treatment guidelines in the U.S. and in Europe recommend the use of echinocandins (the only glucan synthase inhibitor currently commercially available) as the initial first-line therapy for invasive candidiasis. The main limitation of the echinocandin class is that only IV administration is available, limiting the flexibility of stepping down to an oral therapy in the same treatment class. The ability to step down to an oral therapy is important because it allows patients to be discharged from the hospital, as IV administration generally must occur in the hospital. The only option currently available to step down to an oral therapy after initial IV echinocandin are the azoles (the only class orally bioavailable), which have reported an increased frequency of resistant isolates, and are associated with increased risk of drug-drug interactions and toxicities, thus creating a gap in optimal treatment options for patients that could benefit from an orally administered effective antifungal agent.
VVC, commonly known as a "vaginal yeast infection," is usually caused by Candida spp. The estimated annual incidence in the U.S. for VVC is approximately six million cases and approximately 20% of the cases are considered complicated and among the most difficult to treat. Complicated VVC includes recurrent, severe, non-albicans candidiasis, and women with diabetes, immunocompromising conditions, debilitation or immunosuppressive therapy (i.e., corticosteroids). Historically, 85% - 95% of cultured yeast species were C. albicans. However, due to a variety of interventions, including single dose treatment, low-dosage azole maintenance regimens, and the use of over-the-counter antimycotics, the proportion of non-albicans Candida (NAC) species appears to be increasing. Reports published in the most recent decade suggest a NAC prevalence of 10% - 30% in patients with VVC. The predominant NAC species cited in these studies, C. glabrata, as well as other strains including C. krusei, do not reliably respond to azoles. Current treatments for acute VVC include over-the-counter topical azole antifungals (clotrimazole, miconazole, and others) and the use of the prescription oral azole antifungal, fluconazole. Fluconazole is the only orally administered antifungal currently approved for acute VVC in the U.S., with a therapeutic cure rate of 55% as reported in its label. There are no oral alternatives for VVC patients who do not respond to or tolerate fluconazole and there are no products currently approved for the treatment of recurrent VVC.
Invasive Aspergillosis is a serious fungal infection that occurs in immunocompromised patients. Current treatment guidelines in the U.S. and in Europe recommend the use of azoles (itraconazole, voriconazole or isavuconazole) as the initial first-line therapy for invasive aspergillosis. The main limitation of the azole class is that it is associated with increased risk of drug-drug interactions and toxicities, thus creating a gap in optimal treatment options for patients that could benefit from an orally administered safe and effective antifungal agent. The sub-optimal toxicity profile of the azoles has a greater impact for invasive aspergillosis patients given that they typically receive antifungal therapy for long durations (up to four months).
SCY-078, a triterpenoid analogue, represents a new chemical class which acts through the inhibition of the glucan synthase, an established target in antifungal therapeutics. SCY-078 is being developed as oral and IV formulations and has demonstrated potent in vitro activity against a large collection of medically relevant strains of Candida and Aspergillus, including multi-drug resistant strains that have been isolated from infected patients. Specifically, SCY-078 has shown in vitro activity against multi-drug resistant organism such as C. auris. SCY-078 has unique attributes that define its potential to address significant unmet medical needs and market opportunities, including:

•	broad activity against Candida and Aspergillus strains;

•	activity against azole and most echinocandin-resistant Candida strains, including multi-drug resistant strains;

•	activity against azole-resistant Aspergillus strains;

•	only glucan synthase inhibitor with both oral and IV formulations in clinical development, allowing first-line treatment and oral step down with the same agent;

•	distinct chemical structure from other glucan synthase inhibitors, providing a unique spectrum of activity and pharmacokinetic profile;

•	fungicidal (i.e., killing the fungi) capabilities against Candida species compared to azoles, which are fungistatic (i.e., inhibiting the growth of fungi); and

•	high tissue penetration, allowing high concentrations in the organs commonly affected by fungal infections.
Based on SCY-078’s unique attributes and limitations of current approved therapies, we believe, if approved, our product can initially address therapeutic needs in three primary indications:

•	invasive candidiasis;

•	complicated and recurrent vulvovaginal candidiasis; and

•	invasive aspergillosis.
In the future we may also consider other indications for SCY-078 for which longer oral antifungal regimens are typically needed and would benefit from the broad spectrum of activity, favorable safety profile and low potential for drug-drug interactions, including for the treatment of chronic fungal infections and for prophylaxis use.
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
SCY-078 Development
We initially discovered and developed SCY-078 through a research collaboration with Merck Sharp & Dohme Corp., or Merck, a subsidiary of Merck & Co., Inc., and in May 2013 we acquired worldwide rights to SCY-078 in the field of human health. The compound is derived, by chemical modification, from enfumafungin, a natural product, and shows antifungal activity against Candida and Aspergillus through inhibition of glucan synthesis, a similar mechanism of action to the echinocandin class. SCY-078 has shown fungicidal activity against clinically relevant Candida species and potent in vitro activity against strains of Candida that are resistant to azoles and echinocandins and azole-resistant Aspergillus species. We recently reported potent antifungal in vitro activity of SCY-078 against the multidrug resistant pathogen Candida auris, which has been classified by the CDC as an emerging serious global health threat. SCY-078 is the first representative of new class of antifungal agents, triterpenoid analogue (a novel and structurally distinct glucan synthase inhibitor), that retains antifungal activity against the majority of echinocandin-resistant strains, suggesting that SCY-078 acts on the fungal cell wall in a manner distinct from the echinocandins.
We are developing both IV and oral formulations of SCY-078. Patients with invasive fungal infections are typically prescribed IV treatment in hospitals and then are switched, or “stepped down,” to oral formulations to complete their antifungal treatment after they have shown sufficient improvement. The duration of the entire antifungal regimen (IV and oral) varies depending on the response to the antifungal treatment and the type of infection. Per current guidelines, invasive candidiasis patients are treated for at least two weeks after negative cultures are obtained and invasive aspergillosis patients are typically treated for six to 12 weeks. The availability of SCY-078 in both oral and IV formulations would allow for maximum flexibility in the administration of the same agent during the entire antifungal regimen. The IV formulation would allow initiation of treatment in critically ill patients for whom IV therapy is preferred. The oral formulation would allow step-down from the initial IV antifungal agent (either SCY-078 or echinocandins) to complete the antifungal regimen, as well as initiation of therapy in outpatient settings for those conditions that do not require hospitalization, such as VVC.
In animal models of invasive fungal infections used to test other drugs that have proven to be effective in humans, SCY-078 was shown to be highly active against Candida spp. These studies determined the drug concentrations in blood required to achieve efficacy. These correlations of drug exposure to drug activity, or PK/PD, have been used to identify the predicted human exposure of SCY-078 believed to be required to achieve efficacy (i.e., target exposure). Phase 1 and Phase 2 studies of SCY-078 indicate that the target exposure is achievable in humans at doses and regimens expected to be safe and adequately tolerated.
To date, more than 300 subjects and patients have received SCY-078 either orally, by IV, or by IV followed by oral. The most commonly reported adverse events after oral administration have been gastrointestinal events (i.e., nausea, diarrhea, vomiting). The gastrointestinal (GI) events reported have typically been transient (i.e., short duration), mild or moderate and not leading to discontinuation. The most commonly reported adverse events after IV administration of SCY-078 have been local reactions at the site of infusion. During an extension of our Phase 1 IV program in healthy volunteers, aimed to expand the safety margin that would allow greater flexibility of dosing options in patients, we observed three mild-to-moderate thrombotic events in healthy volunteers receiving the IV formulation of SCY-078 at the highest doses and highest concentrations in a Phase 1 study. These events were reported to FDA as 15-day alert reports because they were unexpected and required anticoagulant therapy. The potential contribution of the IV formulation of SCY-078 to these events cannot be ruled out even though rates of thrombotic events due to intravenous catheters reported in the literature are comparable to those observed in the Phase 1 study.
Serious Adverse Events (SAEs) are common when conducting clinical trials in a seriously ill population such as patients experiencing invasive candidiasis. Several SAEs have been reported in our clinical trials but only four of the events have been deemed by the investigator to be potentially related to SCY-078, although other contributing factors could not be ruled out. These four SAEs include: one event of elevation of liver function tests in a subject who received a single dose of oral SCY-078 (resolved) and three recent mild-to-moderate events secondary to thrombi formation at site of IV infusion (resolved or progressing towards resolution).
In 2016, we reported results from two Phase 1 drug-drug interaction studies confirming the low potential for drug interaction of SCY-078; results from the Phase 1 IV SCY-078 program confirming the IV doses and regimens needed to achieve target exposure; and results from two Phase 2 studies with the oral formulation of SCY-078. The first Phase 2 study confirmed the achievement of plasma target exposures of SCY-078 and adequate tolerability after oral administration of SCY-078 in patients with invasive candidiasis, and the second study indicated high clinical cure rates in patients with vulvovaginal Candida infection (VVC), providing further confirmation of the antifungal activity of SCY-078 against Candida spp. Additionally, the SCY-078 toxicology program was expanded to include three-month oral dose studies in two species (rats and dogs). Consistent with findings from prior non-clinical toxicology studies of shorter durations, these longer-term toxicity studies confirmed the favorable safety profile of oral SCY-078.  These results would allow flexible treatment regimens of SCY-078 for up to three months in our next stages of clinical development, which is particularly relevant for patients with invasive aspergillosis or refractory fungal infections.
SCY-078 is protected by an issued composition of matter patent in the United States, which expires in 2030. The composition of matter patent has been granted in 53 countries and is pending in 23 other countries. An additional patent application related to SCY-078 salts and polymorphs has been filed and is currently pending. If granted, the new patent family will extend the patent protection of SCY-078 salts, including the citrate salt currently under development, up to 2036.
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
SCY-078 Target Product Profile
We believe that there are significant commercial opportunities for a novel IV/oral antifungal agent that has potent activity against a broad-spectrum of Candida and Aspergillus species, including azole-resistant and most echinocandin-resistant strains and that has a favorable safety and tolerability profile. If approved, SCY-078 has the potential to address significant gaps with commercially available therapies and could be used as follows:
Treatment of invasive Candida infections. If SCY-078 is approved for the treatment of invasive Candida infections, we believe it could complement or replace echinocandins as the drug of choice for these infections because of its broader spectrum of activity and its availability in both IV and oral forms. Having both formulations would allow physicians and their patients to start and stay on a single effective therapy for the inpatient and outpatient settings. Transitioning patients from hospital-based care to outpatient care is key to potentially reduce, or eliminate, expensive hospital stays and risks of hospital-acquired infections. Additionally, SCY-078 could also be used as the step-down therapy from any echinocandin, replacing fluconazole, and providing the advantage of continuing the antifungal treatment with an oral glucan synthase inhibitor that has a broader spectrum of activity than fluconazole.
Treatment of infections due to drug-resistant Candida. SCY-078 has been shown to be effective pre-clinically against Candida species resistant to azoles, including C. auris, C. albicans, C. glabrata and C. krusei. In addition, SCY-078 has been shown to be effective in vitro against the majority of echinocandin-resistant Candida strains tested. If approved, SCY-078 has the potential to provide a first-line treatment against invasive Candida infections, including those known or suspected to be resistant to currently available azoles and echinocandins.
Treatment of invasive Aspergillus infections. If SCY-078 is approved for the treatment of invasive Aspergillus infections, we believe it could complement and/or offer significant advantages over the current first-line azole therapy of mold active azoles (e.g., voriconazole, isavuconazole) due to the numerous drug-drug interactions and adverse events associated with the use of these drugs. Furthermore, SCY-078 has been shown to be effective in vitro against all azole-resistant strains of Aspergillus tested. If approved, SCY-078 could provide a first-line treatment against invasive Aspergillus infections known to be resistant to currently available azoles.
Treatment of VVC. If SCY-078 is approved for the treatment of vulvovaginal candidiasis, it could provide a first-line therapy for recurrent VVC, for which there is currently no treatment, and be the only oral, non-azole, fungicidal treatment for complicated and recurrent cases of VVC. Fluconazole administered for up to six months is recommended for recurrent VVC, but recurrences are observed rapidly after stopping fluconazole due to the persistence of the fungi in the vaginal reservoir. In contrast with fluconazole that is fungistatic against Candida spp., SCY-078 is fungicidal against most Candida isolates. We believe this “cidal” activity (i.e., killing the pathogen) may provide an advantage in preventing recurrences. SCY-078, with its activity against azole-resistance strains, may also be adequate to treat VVC episodes caused by azole-resistant isolates or complicated VVC for which fluconazole does not provide optimal outcomes.
Prevention of Candida and Aspergillus infections. If SCY-078 is approved for use as a preventative treatment for Candida and Aspergillus infections, it has the potential to offer advantages over current prophylactic drugs because of its favorable safety and tolerability profile, low drug-drug interaction potential and its activity against fungal strains that are resistant to azoles.
In the future, given SCY-078’s unique attributes and limitations of current approved therapies, we may also consider other indications for which longer oral antifungal regimens are typically needed (e.g., chronic fungal infections).
Preclinical Characterization of SCY-078
SCY-078 has broad antifungal activity based on a proven mechanism of action
SCY-078 is a potent inhibitor of the synthesis of the polymer beta (1,3)-D-glucan, an essential component of the fungal cell walls of Candida and Aspergillus species. Glucan synthesis inhibition is a clinically proven antifungal mechanism of action, as demonstrated by the echinocandin class of antifungal agents. The activity of SCY-078 observed against the majority of echinocandin-resistant strains suggests that SCY-078 acts in a manner distinct from the echinocandins. SCY-078 has been shown to have potent activity in vitro against clinically relevant Candida and Aspergillus species, including isolates that are resistant to currently available antifungal therapies. Azole-resistance among Candida and Aspergillus species is a global concern, particularly considering that Azoles are the only antifungal class used to treat these life-threatening conditions that can be administered orally. SCY-078 retains its antifungal potency against fungal strains that are resistant to azoles. Echinocandin resistance is increasing in prevalence, particularly among azole-resistant species such as Candida glabrata. SCY-078 retained in vitro activity against a majority of echinocandin-resistant Candida glabrata strains we have tested. Multidrug resistance has been reported in several strains of Candida; particularly concerning is the emergence of C.auris that exhibits high rates of resistance to two or more antifungals. Thus, SCY-078 may offer a therapeutic option against multidrug resistant strains such as those that have emerged in Candida glabrata and Candida auris.
Nonclinical toxicology is supportive of continued development
The preclinical safety of SCY-078 has been evaluated in multiple studies in rats, dogs, rabbits, and non-human primates. The SCY-078 toxicology program was recently expanded to include three-month oral dose studies and one-month IV dose studies in two species (rats and dogs). Consistent with findings from prior non-clinical toxicology studies of shorter durations, we believe that these longer-term toxicity studies confirmed the favorable safety profile of oral SCY-078.  These results would allow flexible treatment regimens of SCY-078 for up to three months in our next stages of clinical development, which is particularly relevant for patients with invasive aspergillosis or refractory fungal infections.

Clinical Experience with SCY-078
To date, the oral formulations of SCY-078 have been evaluated in more than 300 subjects and patients from multiple Phase 1 studies and two Phase 2 studies, and the IV formulations of SCY-078 have been evaluated in more than 70 subjects in four Phase 1 studies.
SCY-078 has been generally well-tolerated following single, oral doses up to 1600 mg and multiple doses up to 800 mg/day for 28 consecutive days in Phase 1 studies. The SCY-078 half-life of approximately 20 hours supports once-daily dosing and a loading dose on day 1 should result in rapid achievement of therapeutic concentrations. The most commonly reported adverse events after oral administration have been gastrointestinal events (i.e., nausea, diarrhea, vomiting). The gastrointestinal (GI) events reported have typically been transient (i.e., short duration), mild or moderate and not leading to discontinuation. The most commonly reported adverse events after IV administration of SCY-078 have been local reactions at the site of infusion. During an extension of our Phase 1 IV program in healthy volunteers, aimed to expand the safety margin that would allow greater flexibility of dosing options in patients, we observed three mild-to-moderate thrombotic events in healthy volunteers receiving the IV formulation of SCY-078 at the highest doses and highest concentrations in a Phase 1 study. These events were reported to FDA as 15-day alert reports because they were unexpected and required anticoagulant therapy. The potential contribution of the IV formulation of SCY-078 to these events cannot be ruled out even though rates of thrombotic events due to intravenous catheters reported in the literature are comparable to those observed in the Phase 1 study. On March 2, 2017, we announced that the FDA had informed us to hold the initiation of any new clinical studies with our IV formulation until the FDA completes a review of all available pre-clinical and clinical data of the IV formulation of SCY-078.
In 2016, we completed a Phase 2 Study of oral SCY-078 as step-down therapy from IV echinocandin in patients with invasive candidiasis. This was a multicenter, randomized, open-label study in which, following three to ten days of IV echinocandin therapy, 22 patients were randomized to receive either SCY-078 500mg QD (daily) with a 1,000mg loading dose (7 patients), SCY-078 750mg QD with a 1,250mg loading dose (7 patients), or standard of care (8 patients) receiving either fluconazole 400mg QD with an 800mg loading dose or micafungin IV for up to 28 days. SCY-078 was well tolerated in this study with a rate of AEs typical of this population and comparable to fluconazole. The global response at end of therapy (assessment of efficacy), was comparable or better for SCY-078 treated subjects compared to the standard of care, although this study was too small to draw definitive conclusions in regards to efficacy. The population PK analysis from this study also indicated that the high dose of SCY-078 tested (750mg QD) is predicted to achieve the target exposure at steady state in the majority of the patients.
In 2016, we also completed a Phase 2 proof-of-concept study of oral SCY-078 in patients with vulvovaginal candidiasis (VVC). In this multicenter, randomized, active controlled, evaluator-blinded study, oral SCY-078 was compared to oral fluconazole in adult female patients with VVC. 96 patients with an acute moderate to severe, symptomatic episode of VVC were randomized in a 1:1:1 ratio to receive either three daily doses or five daily doses of oral SCY-078 750mg QD with a 1,250mg loading dose or single dose of oral fluconazole, per its label. SCY-078 was generally well tolerated and the most common AEs were mild to moderate gastrointestinal (GI) events. The rate of GI events was higher in patients receiving SCY-078 when compared to fluconazole. Numerically higher clinical cure rate was observed with SCY-078 treatment when compared to fluconazole treatment (76% versus 65%). Moreover, during the four-month observation period, patients who received oral SCY-078 had a higher clinical cure rate (88%) at the end of the observation period, which was at the four-month visit, compared to patients who received fluconazole (65%; p=0.04). Patients who received SCY-078 had a lower recurrence rate (4%) versus fluconazole (15%). The high clinical cure rates observed in this study are supportive of clinically relevant antifungal activity of SCY-078 in this form of Candida infection.
Lastly, in 2016, we expanded our drug-drug interaction (DDIs) evaluation clinical program. Patients with invasive fungal infections are typically immuno-compromised and are commonly treated for long periods of time with multiple concomitant drugs for their underlying conditions. The potential for DDIs in these patients results in labeling restrictions, as is the case for the azole class of antifungals, which is associated with a high degree of DDIs with many commonly prescribed drugs. Results from clinical studies conducted thus far to determine the potential for clinical drug-drug interactions (DDIs) with medications that are metabolized or are inhibitors of CYP enzymes, a key metabolic pathway for many drugs, have confirmed the low potential of SCY-078 to cause clinically meaningful interactions. To date, DDI studies of SCY-078 have been conducted with ketoconazole (strong inhibitor of CYP3A4), diltiazem (moderate inhibitor of CYP3A4), pantoprazole (a proton pump inhibitor), rosiglitazone (a CYP2C8 substrate) and tacrolimus (a CYP3A4 substrate commonly used in the intended population). Overall, we believe the results from these studies indicate a low potential for DDIs with medications commonly used by the patients for which SCY-078 is intended.
Planned SCY-078 Clinical Development Activities
We anticipate that our initial NDA submission would seek approval for an indication for oral and IV formulations of SCY-078 for the treatment of invasive Candida infections (or invasive candidiasis). We expect additional Phase 3 and post-

market studies, and supplemental NDAs, to expand the list of indications to initially include treatment of invasive Aspergillus infections, recurrent vulvovaginal candidiasis and prevention of invasive fungal infections.
We plan to conduct the following clinical studies:
SCY-078 (IV and Oral) for the Treatment of Invasive Candida Infections. The next study to evaluate the efficacy and safety of SCY-078 in patients with invasive Candida infections is planned to be a dose ranging Phase 2 study which will include both the IV and oral formulations of SCY-078. We expect it to be a multicenter, randomized, double-blinded, active comparator study evaluating the safety and efficacy of SCY-078 compared to standard of care. The current standard of care, per the Infectious Disease Society of America (IDSA), is the initiation of antifungal therapy with an echinocandin (IV) and step-down to oral fluconazole for completion of the antifungal regimen. We are working closely with the FDA to review the pre-clinical and clinical data supporting the use of the IV formulation and dose regimen of SCY-078. The final design and initiation of this study will be informed by the upcoming discussion with the FDA scheduled for the second quarter of 2017. There can be no assurance that the FDA will lift the clinical hold on the initiation of any new clinical studies with the IV formulation of SCY-078, agree with our trial design to permit us to commence this study, or will do so in a timely manner. Upon completion of the Phase 2 study, we plan to conduct a single pivotal Phase 3 study in patients with invasive Candida infections to support a NDA for this indication.
SCY-078 for the Treatment of Invasive Fungal Infections that are Refractory to or Intolerant of standard Antifungal agents (FURI study). We plan this study to evaluate SCY-078 in infections where there is unmet need and for which SCY-078 has the potential to show differentiation from available therapies for invasive fungal infections, including invasive candidiasis. This is an open-label study in which SCY-078 will be administered to patients bearing invasive fungal infections that are refractory to, or to patients that are intolerant of, standard therapy (azoles, echinocandins and/or polyenes). We have opened sites in the U.S. and we expect enrollment to commence in the first half of 2017 for patients receiving the oral administration of SCY-078. We plan to keep this open-label study open until SCY-078 becomes commercially available, enabling access to SCY-078 for patients that have failed other therapies and for which limited treatment options are available. It is possible that compelling data in this study could result in streamlined development to an initial NDA for a restricted indication.
Other Clinical Activities. We are encouraged by our existing in vitro and in vivo data indicating activity against a broad range of Aspergillus species. We are also encouraged by the clinical data from our recently completed trial in patients with Vulvovaginal Candidiasis (VVC). Subsequent activities for potential indications including VVC and Invasive Aspergillosis are under evaluation.

We are planning additional non-clinical development activities to support our SCY-078 development program, including further characterization of the antifungal spectrum of activity and toxicology assessments to enable longer term treatment durations.
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
For the indications of invasive fungal infections, we intend to form our own focused hospital-based field force to target physicians in the United States. Outside of the United States, subject to obtaining necessary marketing approvals, we likely will seek to commercialize SCY-078 through distribution or other collaboration arrangements. We have already entered into an agreement pursuant to which we licensed to R-Pharm rights to develop and commercialize SCY-078 in the field of human health in Russia and certain smaller non-core markets.
For the VVC indication, we anticipate that prescribing physicians will mostly be obstetricians and gynecologists and likely a number of primary care physicians and, we believe, it will require a specific sales and marketing force with a women's health focus. We will assess our global commercial strategy for VVC in the future.
Competition for SCY-078
Our competitors include large pharmaceutical and biotechnology companies, and specialty pharmaceutical and generic drug companies. The three leading branded antifungal drugs representing one from each main class are as follows:
Azoles. V-fend® (voriconazole), a product marketed by Pfizer (peak worldwide sales of $685 million). Merck also markets the azole Noxafil® (posaconazole) and Astellas has the marketing rights to Cresemba® (isavuconazole), recently approved in the U.S. and other global markets;

Echinocandins. Cancidas® (caspofungin), a product marketed by Merck (peak worldwide sales of $530 million). Pfizer also markets the echinocandin Eraxis® (anidulafungin) and Astellas markets the echinocandin Mycamine® (micafungin); and
Polyenes. AmBisome® (liposomal amphotericin B), a product sold by Gilead in Europe, by Astellas in the U.S. and by Dainippon-Sumitomo in Japan (peak worldwide sales of $379 million).
Pfizer, Merck and Astellas are all large pharmaceutical companies with significant experience and financial resources in the marketing and sale of specialty pharmaceuticals. Various other producers market and sell generic oral voriconazole, fluconazole and itraconazole.
Further, we expect that product candidates currently in clinical development may represent significant competition, if approved. These include the triazole VT-1161 being developed by Viamet Pharmaceuticals, Inc., the long-acting IV echinocandin CD101 being developed by Cidara Therapeutics, Inc., the polyene amphotericin B oral formulation MAT2203 developed by Matinas BioPharma Holdings Inc., APX-001 developed by Amplyx Pharmaceuticals Inc., and F901318 developed by F2G Limited. These companies may have greater resources than ours.
We believe that SCY-078 has the ability to perform well in the future fungal infection market given the sparse competitive marketplace, the unmet medical need, and the high mortality rate. The key competitive factors affecting the success of SCY-078, if approved, are likely to be its efficacy, safety, convenience, price, use in outpatient settings, the level of generic competition and the availability of reimbursement from government and other third-party payors. If approved, we believe that SCY-078’s unique features, including being a novel class antifungal, broad-spectrum of activity including resistant strains, IV and oral formulations, and favorable safety profile, will differentiate it from competing products and allow premium pricing to generics and other competing products.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA, or other regulatory, approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products. In the azole class, fluconazole, itraconazole, and oral voriconazole are generic. There is currently no generic echinocandin, but caspofungin, the largest selling echinocandin, is expected to become available on a generic basis in 2017 and most likely prior to the launch of SCY-078. If approved, we believe SCY-078 will be capable of delivering value supportive of premium pricing over competitive generic products.
Manufacturing and Supply of SCY-078
We have agreements with external vendors that are capable of supplying kilogram quantities of drug substance and of producing drug product to support ongoing and planned clinical trials. However, we do not own or operate and do not intend to own or operate facilities for manufacturing, storage and distribution, or testing of drug substance or drug product. We have relied on third-party contract manufacturers for synthesis of our clinical compounds and manufacture of drug product. We expect to continue to rely on either existing or alternative third-party manufacturers to supply SCY-078 for ongoing and planned clinical trials and for commercial production.
SCY-078 is a semi-synthetic compound. Thus, the manufacturing process for SCY-078 involves fermentation and synthetic chemical steps. The overall process does not require any specialized equipment and uses readily sourced intermediates. At commercial launch, we expect cost of goods for SCY-078 to be similar to that of other small molecule drugs. We have negotiated agreements with suppliers to produce both drug product and drug substance for our current needs. In the future, we plan to validate the process with selected vendors and secondary suppliers to establish a secure supply chain that could enable commercialization.
We estimate our supplies on hand for both oral and IV formulations of SCY-078 are sufficient to supply our ongoing and planned clinical trials. Manufacture of additional supplies of SCY-078 drug substance is planned to support any further optimization of either of the formulations, if needed. Additional batches of both oral and IV SCY-078 drug product will be manufactured as needed to support the subsequent stages of our clinical development plan.
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
Research and Development Expenses
A significant portion of our operating expenses is related to research and development and we intend to maintain our strong commitment to research and development. In fiscal years 2016, 2015 and 2014 we incurred $20.1 million, $16.4 million and $8.3 million, respectively, on research and development expenses. See "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for each of the fiscal years 2016, 2015 and 2014.
Collaborations and Licensing Agreements Associated with Our Core Drug Development Operations
We currently have a number of licensing and collaboration agreements associated with our core drug development operations, including the following:
Merck
We initially discovered and developed SCY-078 through a research collaboration with Merck Sharp & Dohme Corp., or "Merck", a subsidiary of Merck & Co., Inc. In May 2013, Merck transferred to us all development and commercialization rights for SCY-078 (also known as MK-3118). This decision was made following a review and prioritization of Merck’s infectious disease portfolio. Under the terms of the agreement, we received all human health rights to SCY-078, including all related technical documents, preclinical data, data from the seven Phase 1 trials conducted by Merck, and drug product and drug substance.  The agreement continues until expiration of all royalty obligations. The agreement may be terminated if either party is in material breach and fails to remedy the breach after receiving written notice. In January 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us. Under the terms of the patent assignment, Merck no longer has responsibility to maintain the patents. Merck is eligible to receive milestones upon initiation of a Phase 3 clinical study, NDA filing and marketing approvals in each of the U.S., major European markets and Japan that could total up to $19 million. In addition, Merck will receive tiered royalties based on worldwide sales of SCY-078. The aggregate royalties are in the single digit percentages of net sales, and we expect to pay royalties on net sales of SCY-078 to Merck for no more than ten years from first commercial launch, on a country-by-country basis.
In December 2014, we entered into an amendment to the license agreement with Merck that defers the remittance of a milestone payment due to Merck, such that no amount will be due upon initiation of the first phase 2 clinical trial of a product containing the SCY-078 compound (the "Deferred Milestone"). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that will be due upon initiation of the first Phase 3 clinical trial of a product containing the SCY-078 compound. In December 2016, we entered into a second amendment to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of a milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.
R-Pharm
In August 2013, we entered into an agreement with R-Pharm, CJSC, or "R-Pharm", a leading supplier of hospital drugs in Russia, granting them exclusive rights to develop and commercialize SCY-078 in the field of human health in Russia, Turkey, and certain Balkan, Central Asian, Middle Eastern and North African countries. We retained the right to commercialize SCY-078 in the Americas, Europe, and Asia. We received an upfront payment of $1.5 million and are entitled to receive up to $18 million in payments if certain development and sales based milestones are achieved. We are also entitled to single digit percent royalty payments for products that do not fall under the patents and a royalty percentage in the teens for products that do fall under the patents. This agreement expires upon R-Pharm’s last royalty payment, which is the later of 12 years from the first registration of the product in the countries where R-Pharm’s license rights exist under this agreement, or the last to expire of the patents in such countries. Either party may terminate this agreement if the other party breaches and fails to remedy the breach after receiving notice from the non-breaching party. We have the ability to terminate this agreement if we determine that R-Pharm fails to make reasonable progress in the development and commercialization of SCY-078. If we give R-Pharm notice of failure to make reasonable progress, R-Pharm will have the opportunity to correct the deficiencies.
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
Government Regulation
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
GAIN Act
The FDA has various expedited development programs, including break-through therapy, fast track designation and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs that meet certain qualifications. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.
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
To qualify as a QIDP according to the criteria established in the GAIN Act, a product must be an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including, those:

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
If a drug candidate is granted Fast Track designation, the sponsor may engage in more frequent interactions with the FDA, and the FDA may review sections of the NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA's time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
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
Pharmaceutical coverage, pricing and reimbursement
Our ability to commercialize our product candidates successfully will depend in part on the extent to which the United States and foreign governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product candidates and related treatments. In many of the markets where we would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms. Public and private health care payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence (for example, published medical literature) and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA.
Intellectual Property
We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and compositions, and their methods of use and other inventions that are commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
As of March 1, 2017, we are the owner of 8 issued U.S. patents and 120 issued non-U.S. patents with claims to novel compounds, compositions containing them, processes for their preparation, and their uses as pharmaceutical agents, with terms expiring between 2017 and 2036. Of these patents, one U.S. patent relates to SCY-078. We are actively pursuing two U.S. patent applications, one international (PCT) patent application and 30 non-U.S. patent applications in at least 23 jurisdictions.
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
SCY-078
The patent portfolio for SCY-078 is directed to cover compositions of matter, formulation, methods of use and precursors or intermediaries in its preparation. This patent portfolio includes an issued U.S. patent and corresponding foreign national and regional counterpart patents and patent applications. The patents and patent applications relating to SCY-078 include patents and patent applications that were initially assigned to us and Merck Sharp & Dohme Corp, a subsidiary of Merck & Co., Inc. Merck Sharp & Dohme Corp. subsequently assigned to us all of its rights in these patents and patent applications relating to SCY-078. The issued composition of matter patent (U.S. Patent No. 8,188,085), if the appropriate maintenance, renewal, annuity, and other governmental fees are paid, is expected to expire in 2030. Based on our current development plan, we believe that an additional term of up to five years for the SCY-078 U.S. patent may result from the patent term extension provision of the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). We expect that the patent applications in this portfolio, if issued, and if appropriate maintenance, renewal, annuity, and other governmental fees are paid, would expire between 2030 and 2036, including any additional term from patent term adjustment or patent term extension. The patent term calculation method and the provisions under the Hatch-Waxman Act are described in the “Patent Term” section below. We are not currently aware of any third-party patents (other than patents we have licensed) encompassing SCY-078.
The terms of issued SCY-078 composition of matter patents in other jurisdictions (Algeria, Armenia, Australia, Azerbaijan, Belarus, Belize, Canada, China, Colombia, Europe, Hong Kong, Indonesia, Japan, Kazakhstan, Kyrgyzstan, Mexico, Moldova, Morocco, New Zealand, Russia, Singapore, South Africa, Taiwan, Tajikistan, Tunisia, Turkmenistan and Ukraine), if the appropriate maintenance, renewal, annuity, and other government fees are paid, are expected to expire in 2030. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries. In some European countries, for example, a supplementary protection certificate, if obtained, provides a maximum of five years of market exclusivity. The duration of the supplementary protection certificate may be extended to five and a half years when the supplementary protection certificate relates to a human medicinal product for which data from clinical trials conducted in accordance with an agreed Pediatric Investigation Plan, or PIP, have been submitted. Likewise, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.
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
    Proprietary rights and processes
We may rely, in some circumstances, on proprietary technology and processes (including trade secrets) to protect our technology. However, these can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, contractors, and collaborators. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our proprietary technology and processes may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors, contractors, or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology and processes, please see the section on “Risk Factors-Risks Relating to Our Intellectual Property.”
Employees
As of March 1, 2017, we had 14 employees, all of whom were employed on a full-time basis. Our employees are engaged in administration, accounting and finance, research, clinical development, manufacturing, and business development functions. We believe our relations with our employees are good.
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

Other Information

We generated $0.3 million, $0.3 million and $1.3 million in revenues from continued operations in 2016, 2015 and 2014, respectively, all of which were generated in the United States. All of our assets are located in the United States.

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
We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including a net loss of approximately $30.0 million for the year ended December 31, 2016. As of December 31, 2016, we had an accumulated deficit of approximately $180.1 million. On a prospective basis, our strategic focus, along with the commitment of our financial resources, will be directed towards the development of SCY-078, our lead product candidate. Although we had cash and cash equivalents and short-term investments of $58.6 million as of December 31, 2016, there can be no assurances that we will be able to continue our operations on a long-term basis. We have suffered substantial losses from operations since inception and will require additional financing.
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
We will continue to require substantial additional capital, and if we are unable to raise capital when needed we would be forced to delay, reduce or eliminate our development program for SCY-078.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate, the timing of the submission of the NDA could be delayed, and any potential product approval could be delayed. We believe that our existing cash and cash equivalents and short-term investments as of December 31, 2016, will be sufficient to meet our anticipated operating requirements through at least early fiscal year 2019; provided, however, that changing circumstances may cause us to consume cash more rapidly than we currently anticipate. We may need to raise additional funds from additional issuances of equity and/or debt securities or otherwise obtain funding through strategic alliances or collaborations with third parties. In any event, we will require additional capital to complete development of, to seek regulatory approval for and, if approval is obtained, to commercialize SCY-078 and any future product candidates we may seek to develop. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.
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
We have a significant concentration of credit risk in the form of cash on deposit with one bank, which exceeds the individual account FDIC insurance limits.
We had cash and cash equivalents and short-term investments of $58.6 million with one banking institution as of December 31, 2016. We monitor the credit rating of our commercial bank based on the quarterly reviews of independent analysts. If the commercial bank experiences insolvency and we are unable to access our cash and cash equivalents, or if we experience a loss of principal, it may adversely affect our ability to develop and commercialize SCY-078 and any future product candidates we may seek to develop.
Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.
On September 30, 2016, we entered into a loan and security agreement with Solar Capital Ltd. (Solar), pursuant to which Solar provided $15 million of funding. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business. Additionally, we may be required to repay the outstanding indebtedness under the loan if an event of default occurs under the loan and security agreement. Under the loan and security agreement, an event of default will occur if, among other things: we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Solar could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.
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
We were spun out from Aventis in 2000 as a chemistry and animal health services company, providing contract research services to third parties. Since then, until our disposition of this business in July 2015, we derived substantially all of our revenue from providing these services to human and animal health companies to assist them in developing their own drug candidates. In the course of providing these services, we leveraged this expertise to develop our own proprietary compounds.
We only acquired the rights to develop SCY-078 in May 2013. We do not have a significant history of developing our own drug candidates, and we have not brought any drug candidates to market, which makes it difficult to assess our ability to develop and commercialize SCY-078 and any future product candidates we may seek to develop or commercialize.
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
We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development and commercialization of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market product candidates in the United States until and unless we receive approval of an NDA from the FDA. We have not submitted an NDA for SCY-078. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The product development and regulatory review process typically takes years to complete, involves numerous uncertainties and the potential for concerns to emerge late in the development process, and approval is never guaranteed. Even if a product is approved, the FDA may limit the indications for which the product may be used, require extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate, including the imposition of a Risk Evaluation and Mitigation Strategy, or REMS. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of a product candidate, once obtained, may be withdrawn. If SCY-078 or any of our other wholly-owned or partnered product candidates do not receive timely regulatory approval, or fail to maintain that regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, the filing of our NDA or the receipt of regulatory approval does not assure commercial success of any approved product.
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

•
safety or efficacy issues or any determination that a clinical trial presents unacceptable health risks. During an extension of our Phase 1 program for the intravenous formulation in healthy volunteers, aimed to expand the safety margin that would allow greater flexibility of dosing options in patients, we observed adverse events secondary to thrombi formation at site of IV infusion; or

•
lack of adequate funding to continue the clinical trial due to unforeseen costs resulting from enrollment delays, requirements to conduct additional trials and studies, increased expenses associated with the services of our CROs and other third parties, or other reasons.

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
Merck completed seven Phase 1 clinical trials of SCY-078 and we have completed seven Phase 1 clinical trials, two Phase 2 trials, and have initiated one Phase 3 trial which is ongoing. We are planning to conduct additional Phase 1, Phase 2, and Phase 3 clinical trials of SCY-078. The conduct of successful Phase 2 and Phase 3 clinical trials is essential in obtaining regulatory approval, and the submission of a successful NDA is a complicated process. We have limited experience in preparing and submitting regulatory filings, have previously only sponsored three Phase 2 clinical trials, and have not previously sponsored any Phase 3 clinical trials, nor have we ever submitted an NDA. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that is acceptable to the FDA and leads to an NDA submission, acceptance and approval of SCY-078 or any future product candidate we may seek to develop. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we may seek to develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing SCY-078 or any future product candidate we may develop.
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
It is impossible to predict when or if SCY-078 or any other product candidate we may seek to develop will prove effective or safe or will receive marketing approval. Unforeseen side effects from any product candidates could arise either during clinical development or, if approved, after the product has been marketed. The most commonly reported adverse events after oral administration have been gastrointestinal (GI) events (i.e., nausea, diarrhea, vomiting). The gastrointestinal events reported have typically been transient (i.e., short duration), mild or moderate and not leading to discontinuation. The most commonly reported adverse events after IV administration of SCY-078 have been local reactions at the site of infusion. During an extension of our Phase 1 IV program in healthy volunteers, aimed to expand the safety margin that would allow greater flexibility of dosing options in patients, we observed three mild-to-moderate thrombotic events in healthy volunteers receiving the IV formulation of SCY-078 at the highest doses and highest concentrations in a Phase 1 study. These events were reported to FDA as 15-day alert reports because they were unexpected and required anticoagulant therapy. The potential contribution of the IV formulation of SCY-078 to these events cannot be ruled out even though rates of thrombotic events due to intravenous catheters reported in the literature are comparable to those observed in the Phase 1 study.
Serious adverse events (SAEs) are common when conducting clinical trials in a seriously ill population such as patients experiencing invasive candidiasis. Several SAEs have been reported in our clinical trials but only four of the events have been deemed by the investigator to be potentially related to SCY-078, although other contributing factors could not be ruled out. These four serious adverse events include: one event of elevation of liver function tests in a subject who received a single dose of oral SCY-078 (resolved) and three recent events secondary to thrombi formation at site of IV infusion (resolved or progressing towards resolution).
On March 2, 2017, we announced that the FDA had informed us to hold the initiation of any new clinical studies with our IV formulation until the FDA completes a review of all available pre-clinical and clinical data of the IV formulation of SCY-078. If the FDA does not permit us to initiate new clinical studies with our IV formulation, we will not be able to develop and commercialize an IV formulation of SCY-078, which would harm our business prospects.
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
Healthcare policy changes, including the Affordable Care Act, or changes or repeal of the Affordable Care Act, may have a material adverse effect on us.
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
In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act. The Affordable Care Act is designed to expand access to affordable health insurance, control healthcare spending, and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse, and incentives to state Medicaid programs to expand their coverage and services. It also imposes an annual tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs.” In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of Affordable Care Act. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of Affordable Care Act that are repealed. We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could have a negative impact on our sales of any future approved products.
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

We currently have a development license and supply agreement with R-Pharm, a leading supplier of hospital drugs in Russia, pursuant to which we license to R-Pharm rights to develop and commercialize SCY-078 in the field of human health in Russia and certain smaller non-core markets. R-Pharm will pay us milestone payments upon the achievement of specified milestones, including registration of SCY-078 in a country and upon the achievement of specified levels of sales. In addition, R-Pharm will pay us royalties upon sales of SCY-078 by R-Pharm. We are relying on R-Pharm to commercialize SCY-078 in the countries covered by our agreement with it, and if R-Pharm is not able to commercialize SCY-078 in those countries, or determines not to pursue commercialization of SCY-078 in those countries, we will not receive any milestone or royalty payments under the agreement.
We are dependent on other third-party collaborations to develop and commercialize product candidates we have outlicensed, and if our third-party collaborators are not successful in developing and commercializing product candidates we have outlicensed, we will not receive any revenue from these collaborations.
A portion of our strategy is to license to third parties rights to develop and commercialize product candidates, including candidates we have discovered other than SCY-078, and if these third parties do not perform under our agreements with them, we will not receive any revenue from these collaborations. For example, we currently have license agreements with R-Pharm to develop and commercialize SCY-078 in Russia. We are relying on these third parties to commercialize the compounds subject to the respective license agreements, and if they are not able to commercialize the compounds subject to the respective agreements, or determines not to pursue commercialization of the compounds, we will not receive any royalty payments under the agreements. If our third-party collaborators under these agreements and any future agreements we enter into do not perform under the agreements, or terminate the agreements, we will not receive the benefits we expect under the agreements.
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
We may not be able to attract or retain qualified management, finance, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. However, the trading price of our common stock as listed on the NASDAQ Global Market has traded at or below the exercise price of a significant portion of the stock options currently held by our executive officers and key employees. This may reduce the retention value of these options and we may need to grant additional stock options, make further amendments to the terms of existing option awards, or provide alternative compensation and retention programs to continue to retain our employees, especially our key employees and executive officers. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy. If we are unable to retain our current executive officers and key employees our ability to implement our business strategy successfully could be seriously harmed.
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
The JOBS Act will allow us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our company and adversely affect the market price of our common stock.

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
We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management's time and attention from our business.
On March 8, 2017, a purported stockholder class action lawsuit was filed in the United States District Court for the District of New Jersey against us and certain of our current and former officers, captioned Gibson v. Scynexis, Inc., et al. The action was filed on behalf of a putative class of all persons who purchased or otherwise acquired our securities (1) pursuant or traceable to our IPO, or (2) on the open market between May 2, 2014 and March 2, 2017. It asserts claims for violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. We believe that the claims lack merit and intend to defend the litigation vigorously.

This lawsuit and any other potential related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of these suits and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, as the lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.
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

On March 8, 2017, a purported stockholder class action lawsuit was filed in the United States District Court for the District of New Jersey against SCYNEXIS and certain of its current and former officers, captioned Gibson v. Scynexis, Inc., et al.  The action was filed on behalf of a putative class of all persons who purchased or otherwise acquired our securities (1) pursuant or traceable to our IPO, or (2) on the open market between May 2, 2014, and March 2, 2017.  It asserts claims for violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.  We believe that the claims lack merit and intend to defend the litigation vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “SCYX.” The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

Year Ended December 31, 2015	High	Low
First Quarter	$15.00	$7.09
Second Quarter	$10.05	$7.50
Third Quarter	$9.10	$6.29
Fourth Quarter	$7.69	$5.51

Year Ended December 31, 2016	High	Low
First Quarter	$6.60	$4.01
Second Quarter	$4.62	$2.05
Third Quarter	$4.35	$1.74
Fourth Quarter	$5.51	$2.84
Comparison of Cumulative Return*

	Cumulative Total Return
	5/7/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16
SCYNEXIS, Inc.	$100.00	$92.50	$85.24	$115.11	$95.73	$101.38	$83.97	$71.63	$46.48	$25.03	$44.64	$36.79
NASDAQ Composite	100.00	107.18	109.20	115.47	119.51	122.01	113.05	122.68	119.80	119.31	130.94	132.59
NASDAQ Biotechnology	100.00	110.91	122.21	130.08	142.16	151.31	124.87	138.99	111.56	109.18	120.04	110.80
*$100 invested on 5/7/14 in stock or 4/30/14 in index, including reinvestment of dividends. Fiscal year ending December 31, 2016.
Stockholders
As of March 1, 2017, there were approximately 107 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our securities during the fourth quarter of 2016.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated financial data together with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this report. The selected consolidated statement of operations data for the years ended December 31, 2016, 2015, and 2014, and the selected consolidated balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2013 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from the audited financial statements for such years not included in this Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2012 and the selected consolidated balance sheet data as of December 31, 2012 are derived from historical financial information. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Revenue	$257	$257	$1,256	$95	$313
Loss from continuing operations	(29,989)	(28,338)	(5,603)	(31,331)	(16,631)
Loss from continuing operations per common share - basic	$(1.58)	$(2.33)	$(1.28)	$(142.06)	$(51.08)
Loss from continuing operations per common share - diluted	$(1.58)	$(2.33)	$(2.92)	$(142.06)	$(51.08)

	As of December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Total assets	$59,792	$49,273	$39,672	$12,387	$12,118
Loan payable, long term	$14,252	—	—	—	$15,000

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating results for the year ended December 31, 2016, are not necessarily indicative of results that may occur in future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.
Overview
SCYNEXIS is a drug development company committed to the development and commercialization of novel anti-infectives to address significant unmet therapeutic needs. We are developing our lead product candidate, SCY-078, as a novel oral and intravenous (IV) drug for the treatment of several fungal infections, including serious and life-threatening invasive fungal infections in humans. SCY-078 is a novel and structurally distinct triterpenoid glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of Candida and Aspergillus species, including drug-resistant strains, as well as in Phase 2 clinical studies in patients with different Candida infections. Candida and Aspergillus species are two of the most common invasive fungal pathogens and are responsible for approximately 85% of all invasive fungal infections in the United States and Europe. Our current lead indications under development are invasive candidiasis and refractory invasive fungal infections.
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
Based on adverse events observed in our Phase 1 IV program in healthy volunteers, the FDA has informed us to hold the initiation of any new clinical studies with the IV formulation of SCY-078 until the FDA completes a review of all available pre-clinical and clinical data of the IV formulation. We are working closely with the FDA to review the pre-clinical and clinical data supporting the use of a suitable IV formulation and dose regimen of SCY-078 to test in subsequent studies. The final design and initiation of the dose ranging Phase 2 (IV and Oral) for the treatment of invasive candida infections will be informed by the upcoming discussion with the FDA. There can be no assurance that the FDA will agree with our trial design or will do so in a timely manner.
We have opened sites in the U.S. for the study for the treatment of invasive fungal infections that are refractory to or intolerant of standard antifungal agents and we expect enrollment to commence in the first half of 2017 for patients receiving the oral administration of SCY-078.
We are currently focusing our resources on the development of SCY-078. In the future, we may develop other assets within our proprietary portfolio of antifungal compounds or through collaborations with strategic development partners. Additionally, we may assess external opportunities to expand our clinical pipeline.
We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and a public offering of our common stock and warrants in June 2016. As of December 31, 2016, we had received an aggregate of $113.4 million in net proceeds from these three offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $58.6 million as of December 31, 2016.
We have incurred net losses since our inception, including the year ended December 31, 2016. As of December 31, 2016, our accumulated deficit was $180.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015 and declared effective on November 16, 2015, including the related at-market-facility entered into on April 11, 2016 with Cantor (Shelf Registration).
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

Components of Operating Results
Revenue
Revenue consists of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm. The R-Pharm arrangement and our revenue recognition policy is described within the "Critical Accounting Policies and Significant Judgments and Estimates" section below, as well as in Note 2 to our audited financial statements for the year ended December 31, 2016, included in this Form 10-K.
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
The table below summarizes the total costs incurred for each of our key research and development projects during the periods presented (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
SCY-078	$20,076	$16,247	$7,050
Cyclophilin Inhibitor Platform	—	193	1,237
Total research and development, net	$20,076	$16,440	$8,287
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
Other Expense (Income)
Substantially all of our other expense (income) during the periods reported consists of costs associated with:

•	fair value adjustments to our warrant liability;

•	interest expense associated with our long term loan payable obligation;

•	interest income associated with our held-to-maturity short-term investments

•	amortization of deferred financing costs, including the effects of a related party guarantee of our outstanding credit facility;

•	interest paid our outstanding bank debt;

•	a loss on the extinguishment of debt; and

•	fair value adjustments to our derivative liability for warrants issued in conjunction with the related party convertible debt.
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
We issued common stock warrants in connection with convertible promissory notes and in connection with certain convertible preferred stock agreements. All such warrants met the definition of a derivative financial instrument and were accounted for as derivatives. Changes in the combined fair value of the outstanding common stock warrant derivative liabilities were recorded as other (income) expense within the statements of operations in this Form 10-K. All outstanding common stock warrants were exercised in connection with our IPO in May 2014. The combined fair values of the common stock warrant derivative liabilities was $2.7 million as of May 2, 2014, and this amount was reclassified to additional paid-in capital.
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
During the year ended December 31, 2016, we did not recognize income tax expense. No income tax benefit was recognized during the year ended December 31, 2015, because it is directly correlated to income tax expense in discontinued operations and there was no corresponding income tax expense in discontinued operations in 2015. During the year ended December 31, 2014, we recognized an income tax benefit equal to the corresponding income tax expense on income from discontinued operations for the period.
Discontinued Operations
Discontinued operations comprises revenues, costs, gains and losses directly attributable to our Services Business, which we divested through a sale transaction that closed in July 2015. See Note 13 to our audited financial statements for the year ended December 31, 2016, included in this Form 10-K.
Results of Operations for the Years Ended December 31, 2016, 2015, and 2014
The following table summarizes our results of operations for the years ended December 31, 2016, 2015, and 2014, and period-to-period percentage change (dollars in thousands):

	December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue	257	$257	$1,256	—%	(79.5)%
Operating expenses:
Research and development, net	20,076	16,440	8,287	22.1%	98.4%
Selling, general and administrative	7,998	12,166	7,616	(34.3)%	59.7%
Total operating expenses	28,074	28,606	15,903	(1.9)%	79.9%
Loss from operations	(27,817)	(28,349)	(14,647)	(1.9)%	93.5%
Other expense (income):
Amortization of deferred financing costs and debt discount	100	—	755	—	(100.0)%
Loss on extinguishment of debt	—	—	1,389	—	(100.0)%
Interest income	(185)	—	—	—	—
Interest expense	351	(11)	48	(3,290.9)%	(122.9)%
Warrant liability fair value adjustment	1,906	—	—	—	—
Derivative fair value adjustment	—	—	(10,080)	—	(100.0)%
Other expense	—	—	10	—	(100.0)%
Total other expense (income):	2,172	(11)	(7,878)	(19,845.5)%	(99.9)%
Loss from continuing operations before taxes	(29,989)	(28,338)	(6,769)	5.8%	318.6%
Income tax benefit	—	—	1,166	—	(100.0)%
Loss from continuing operations	(29,989)	(28,338)	(5,603)	5.8%	405.8%
(Loss) income from discontinued operations, net of tax expense	—	(4,285)	1,369	(100.0)%	(413.0)%
Net Loss	$(29,989)	$(32,623)	$(4,234)	(8.1)%	670.5%
Revenue. For the year ended December 31, 2016, revenue remained consistent when compared to the year ended December 31, 2015 and consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
For the year ended December 31, 2015, revenue decreased to $0.3 million compared to $1.3 million of revenue for the year ended December 31, 2014. The decrease of $1.0 million, or 79.5%, was the result of a $1.0 million upfront non-refundable payment received from a third party collaborator in the fourth quarter of 2014. We recognized the $1.0 million payment as revenue because we satisfied all deliverables associated with the payment prior to December 31, 2014, and have no remaining substantive performance obligations.
Research and Development.. For the year ended December 31, 2016, research and development expenses increased to $20.1 million from $16.4 million for the year ended December 31, 2015. The increase of $3.7 million, or 22.1%, was primarily the result of the expansion of our development programs for SCY-078 during the year ended December 31, 2016, including the completion of two Phase 2 studies, the extension of the Phase 1 IV program, and the completion of three-month toxicology studies and two DDI studies.
For the year ended December 31, 2015, research and development expenses increased to $16.4 million from $8.3 million for the year ended December 31, 2014. The increase of $8.2 million, or 98.4%, was primarily the result of a $7.8 million increase in SCY-078 development third-party service expenses and a $0.4 million increase in employee compensation expense. The increase in SCY-078 development third-party service expenses was primarily related to ongoing clinical development activities, including Phase 1 and Phase 2 studies of the oral formulation of SCY-078, the preclinical and clinical development of an IV formulation of SCY-078, and continued chemistry, manufacturing, and control (CMC) activities. The increase in employee compensation expense was primarily due to an increase of $0.3 million related to former Services Business personnel devoting more time and effort to SCY-078 development in 2015 (until the Services Business sale in July 2015). When scientific personnel in our former Services Business devoted time to research and development projects, the associated salaries and personnel-related costs for this effort were included in research and development expense, rather than in costs of revenue, which are included within discontinued operations. The former Services Business personnel continued to provide support for SCY-078 development following the July 2015 sale pursuant to the services agreement with Accuratus, including $1.6 million for services provided in the year ended December 31, 2015. This expense is included in the SCY-078 development third-party research and development service expense increase described above.

Selling, General and Administrative. For the year ended December 31, 2016, selling, general and administrative expenses decreased to $8.0 million from $12.2 million for the year ended December 31, 2015. The decrease of $4.2 million, or 34.3%, was primarily the result of the decrease in severance, retention, and stock compensation expense recognized during the year end December 31, 2015 associated with the departure of a former executive officer and the disposal of our Services Business in July 2015.
For the year ended December 31, 2015, selling, general and administrative expenses increased to $12.2 million from $7.6 million for the year ended December 31, 2014. The increase of $4.6 million, or 59.7%, was primarily the result of a $3.4 million increase in employee compensation expense and a $1.5 million increase in professional services expenses directly associated with our continuing operations as a regulated, publicly traded company, partially offset by a $0.3 million decrease in other administrative expenses. The increase in employee compensation expense was primarily due to an increase in accrued severance and retention compensation costs totaling $1.5 million and an increase in stock compensation expense of $1.9 million. The increase in severance and retention costs was associated with costs incurred pursuant to the retention plan we established in connection with the sale of our Services Business, which we refer to as the "Retention Plan", a compensatory plan with our former chief financial officer, and a separation agreement with our former president, as described in Note 10 to the annual audited financial statements in this Form 10-K. The increase in stock compensation expense is related to incremental compensation expense incurred when stock options were modified in the third quarter of 2015 and new option grants awarded in 2015, which are described in further detail in Note 10 to our audited financial statements in this Form 10-K. The decrease in other compensation costs related to a reduction in salary, bonus, and benefits expenses associated with a reduction in selling, general, and administrative personnel headcount following the sale of the Services Business in July 2015.
Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs was $0.8 million in the year ended December 31, 2014, which was associated with our 2013 Credit Agreement deferred financing costs. We amortized these deferred financing costs until May 2014, when we repaid the entire outstanding balance of the 2013 Credit Agreement totaling $15.0 million plus accrued interest using the proceeds from the IPO. There was no amortization in the year ended December 31, 2015, because the 2013 Credit Agreement was repaid in full in May 2014. For the year ended December 31, 2016, there was $0.1 million in amortization of debt discount associated with the loan and security agreement (Loan Agreement) with Solar Capital Ltd. (Solar).
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $1.4 million in the year ended December 31, 2014. As described in the preceding paragraph, the entire outstanding balance of the 2013 Credit Agreement was repaid in May 2014. The remaining unamortized balance of the deferred financing costs on the debt settlement date of $1.4 million was immediately recognized as a loss on the extinguishment of debt in the year ended December 31, 2014. There was no gain or loss incurred in the years ended December 31, 2016 and 2015, because the 2013 Credit Agreement was repaid in full in May 2014.
Interest Income. During the year ended December 31, 2016, we recognized $0.2 million in interest income associated with the short-term investments.
Interest Expense During the year ended December 31, 2016, we recognized $0.4 million in interest expense associated with the Loan Agreement with Solar.
Warrant Liability Fair Value Adjustment. On June 21, 2016, we sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of our common stock at a public offering price of $2.40 per share of common stock sold. We accounted for these warrants as a liability instrument measured at their fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. For the year ended December 31, 2016, we recognized a $1.9 million loss in the fair value adjustment related to the warrant liability.
Derivative Fair Value Adjustment. For the years ended December 31, 2016 and 2015, derivative fair value adjustment was $0.0 million compared to $10.1 million in the year ended December 31, 2014. The derivative fair value adjustment was a gain in the year ended December 31, 2014 and was due to the decrease in the estimated fair value of our common stock, from $47.74 per share as of December 31, 2013, to $10.00 per share as of May 2, 2014. The warrants to purchase common stock accounted for as derivatives were exercised in May 2014 in conjunction with the IPO, and therefore the remaining derivative liability was reclassified to additional paid in capital at that time. Therefore, no gain or loss was incurred during the years ended December 31, 2016 and 2015.
Income Tax Benefit. For the years ended December 31, 2016 and 2015, income tax benefit was $0.0 million compared to $1.2 million in the year ended December 31, 2014. No income tax benefit was recognized during the years ended December 31, 2016 and 2015, because it is directly correlated to income tax expense in discontinued operations and there was no corresponding income tax expense in discontinued operations in 2016 and 2015. During the year ended December 31, 2014, we recognized an income tax benefit equal to the corresponding income tax expense on income from discontinued operations for the period.
Discontinued Operations.
For the year ended December 31, 2015, we incurred a loss from discontinued operations of $4.3 million compared to income from discontinued operations of $1.4 million for the year ended December 31, 2014. The loss from discontinued operations during the year ended December 31, 2015, resulted from revenue of $7.4 million, cost of revenue, research and development, and selling, general, and administrative expenses of the Services Business of $8.2 million, and non-recurring 2015 costs that included severance charges of $2.1 million associated with the termination of employees in connection with the exit and disposal of the Services Business, an impairment charge on classification of assets as held for sale of $1.4 million, and a loss on disposal of $0.1 million. These non-recurring 2015 costs have been described in Notes 10, 11, 12, and 13 to the annual audited financial statements in this Form 10-K. The income from discontinued operations in the year ended December 31, 2014, resulted from revenue of $17.8 million, cost of revenue and selling, general, and administrative expenses of the Services Business of $15.4 million, a gain on sale of assets of $0.2 million, and income tax expense of $1.2 million.
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
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2016, we had cash and cash equivalents and short-term investments of approximately $58.6 million, compared to $47.0 million as of December 31, 2015. The increase in our cash and cash equivalents and short-term investments was primarily due to the net proceeds from our June 2016 public offering of common stock and warrants in addition to the closing of our Loan Agreement with Solar, offset in large part by continued development costs associated with our lead product candidate, SCY-078.
On September 30, 2016, we entered into the Loan Agreement with Solar, in its capacity as administrative and collateral agent and as lender. Pursuant to the Loan Agreement, Solar is providing us with a 48-month secured term loan in the amount of $15.0 million (Term Loan) and the Term Loan matures on September 30, 2020. The Term Loan bears interest at a floating rate equal to the LIBOR rate in effect plus 8.49% and we are required to make interest-only payments on the Term Loan through April 1, 2018; provided that, if we receive certain positive clinical data prior to March 31, 2018, and receive unrestricted net cash proceeds of not less than $20.0 million after September 8, 2016, from certain financing, licensing, or other non-dilutive agreements, principal payments will be deferred for an additional six months. The obligations under the Loan Agreement are secured by a lien on substantially all of our assets other than our intellectual property, which is subject to a negative pledge.
We have incurred net losses since our inception, including the year ended December 31, 2016. As of December 31, 2016, our accumulated deficit was $180.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015 and declared effective on November 16, 2015, including the related at-market-facility entered into on April 11, 2016 with Cantor.
Cash Flows
The following table sets forth the significant sources and uses of cash for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Cash and cash equivalents, January 1	$46,985	$32,243	$1,402
Net cash used in operating activities	(29,353)	(24,545)	(9,472)
Net cash (used in) provided by investing activities	(22,472)	1,586	(488)
Net cash provided by financing activities	40,496	37,701	40,801
Net (decrease) increase in cash and cash equivalents	(11,329)	14,742	30,841
Cash and cash equivalents, December 31	$35,656	$46,985	$32,243
Operating Activities
The $4.8 million increase in net cash used in operating activities for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily due to increases in costs associated with SCY-078 research and development efforts and public reporting company operations. We expect that our research and development expenses will continue to increase as we pursue our SCY-078 development efforts and we expect we will continue to incur selling, general and administrative expenses to support our operations.
Net cash used in operating activities of $29.4 million for the year ended December 31, 2016, primarily consisted of the $30.0 million net loss adjusted for non-cash charges that included the non-cash component for the change in fair value of warrant liability of $1.9 million and stock-based compensation expense of $1.2 million, and a net unfavorable change in operating assets and liabilities of $3.0 million. The net unfavorable change in operating assets and liabilities included a decrease in accrued but unpaid severance and retention costs of $2.6 million, a decrease in deferred revenue of $0.3 million, and a decrease in accounts payable and other accrued expenses of $0.3 million. The accrued severance and retention costs are related to a compensatory plan to promote the retention of services of our non-executive employees supporting the Services Business (the “Services Business Plan”), the Retention Plan, and the resignations of our former chief financial officer and former president, as described in further detail in Note 10 to our audited financial statements in this Form 10-K. The decrease in deferred revenue was due to the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
The $15.1 million increase in net cash used in operating activities for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily due to increases in costs associated with SCY-078 research and development efforts and public reporting company operations.
Net cash used in operating activities of $24.5 million for the year ended December 31, 2015, primarily consisted of the $32.6 million net loss adjusted for non-cash charges, offset by a net favorable change in operating assets and liabilities of $4.1 million, that included the non-cash component of an impairment charge on classification of assets as held for sale and on disposal of $0.6 million, depreciation of $0.4 million, and stock-based compensation expense of $3.0 million. The non-cash impairment charge is a discrete, non-recurring event and depreciation expense decreased beginning in the third quarter of 2015 because substantially all of that expense is associated with our lease obligations for our Durham, N.C. facility that was transferred as part of the sale of the Services Business. The net favorable change in operating assets and liabilities included an increase in accrued but unpaid severance and retention costs of $2.6 million, an increase in deferred revenue of $1.0 million, and an increase in accounts payable and other accrued expenses of $1.1 million, partially offset by an increase in prepaid expenses and other assets of $0.6 million. The accrued severance and retention costs are related to the Services Business Plan, the Retention Plan, and the resignations of our former chief financial officer and former president. The increase in deferred revenue was due to the receipt of advance payments from customers of the Services Business immediately prior to the sale in July 2015. We retained these cash advance payments but transferred the related performance obligations to Accuratus as part of the sale of the Services Business in July 2015. The increase in accounts payable and accrued expenses is associated with the increased SCY-078 research and development activities in 2015, which in turn resulted in increased payment obligations to third-party service providers as of December 31, 2015. The increase in prepaid expenses and other assets is primarily due to (i) a $0.5 million escrow receivable due from Accuratus that we collected in July 2016 and (ii) a $0.2 million increase in the receivable balance due from R-Pharm for reimbursable research and development expenditures.
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

Investing Activities
Net cash used in investing activities of $22.5 million for the year ended December 31, 2016, consisted of $35.5 million of investment purchases, partially offset by the maturity of investments of $12.3 million, maturity of a security posted as collateral for our corporate credit card program of $0.3 million, and the receipt of an escrow receivable associated with the sale of the Services Business of $0.5 million.
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
Financing Activities
Net cash provided by financing activities of $40.5 million for the year ended December 31, 2016, consisted of gross proceeds from common stock and warrants issued under the Shelf Registration of $28.1 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $2.0 million, and net proceeds of $14.4 million from our Loan Agreement.
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
Based upon our existing operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least early fiscal year 2019. We are currently evaluating our operating plan and assessing the potential cash utilization impact of SCY-078 development strategy updates. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
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

•	our need and ability to hire additional management and scientific and medical personnel;

•	the costs associated with our securities litigation, and the outcome of that litigation;

•	our need to implement additional, as well as to enhance existing, internal systems and infrastructure, including financial and reporting processes and systems; and

•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.
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
Contractual Obligations, Commitments and Contingencies
The following table represents scheduled maturities of our long-term contractual obligations as of December 31, 2016 (dollars in thousands):

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years
Loan payable, long term	$15,750	$—	$—	$15,750
Operating lease	489	307	182	—
Total	$16,239	$307	$182	$15,750
Our commitments and contingencies, including payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, have been disclosed in Notes 6, 7, and 15 of our audited financial statements for the year ended December 31, 2016, included in this Form 10-K.
In addition to those obligations, commitments and contingencies set forth in Notes 6, 7, and 15, we have and will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes. These contracts generally provide for termination or cancellation within 30 days of notice.
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
While our significant accounting policies are more fully described in Note 2 to our financial statements for the year ended December 31, 2016, included in this annual report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.
Revenue Recognition and Deferred Revenue
We have entered into collaboration and licensing agreements in which multiple elements exist, including the sale or license of intellectual property and the provision of services, in exchange for non-refundable upfront payments and consideration as services are performed. Under these arrangements, we are also entitled to receive development milestones and royalties in the form of a designated percentage of product sales. We classify non-refundable upfront payments, milestone payments and royalties received under collaboration and licensing agreements as revenues within our statements of operations because we view such activities as being central to our business operations.
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
We have received several non-refundable upfront payments under certain licensing and collaboration arrangements that contain substantive prospective performance obligations that we are providing to our licensees or collaboration partners over defined or estimated service or relationship periods. Because these arrangements contained substantive performance obligations, the non-refundable upfront payments are being recognized over the service periods of each respective arrangement. Revenue recognized under these non-refundable upfront payments are described further in Note 2 to our audited financial statements for the year ended December 31, 2016, included in this annual report.
In November 2014, we received a $1.0 million non-refundable upfront payment from a third party collaborator under our license agreement with the collaborator. We analyzed the arrangement and concluded we have no remaining substantive obligations to perform under the arrangement after December 31, 2014. As a result, we recognized revenue of $1.0 million from this non-refundable upfront payment during the year ended December 31, 2014. The development milestone payment and the royalties potentially due to us under the arrangement will be recognized as revenue if and when we receive the payments.
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
Stock-based compensation expense has been reported in our statements of operations as follows (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014

Research and development	$299	$300	$394
Selling, general and administrative	911	2,515	648
Discontinued operations	—	208	159
Total	$1,210	$3,023	$1,201
On December 31, 2016, the aggregate intrinsic value of outstanding options to purchase shares of our common stock was $0.03 million, based upon the $3.19 closing sales price per share of our common stock as reported on the NASDAQ Global Market on that date.
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
As described in Note 10 to our audited financial statements for the year ended December 31, 2016, included in this Form 10-K, we recognized additional compensation expense in connection with certain stock option award term modifications that were approved by our board of directors in June, July and September 2015 and June 2014 and by our shareholders in September 2014. The additional compensation expense was determined in accordance with FASB ASC Topic 718, Compensation--Stock Compensation, and we calculated the incremental fair value of the modified option awards using the Black-Scholes option-pricing model. We considered the same previously described factors when we identified the appropriate assumptions used in the Black-Scholes option-pricing model to determine incremental fair value of the modified option awards.
The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2016, 2015, and 2014 are set forth below:

Employee Stock Options	Years Ended December 31,
	2016	2015	2014
Weighted average risk-free interest rate	1.48%	1.60%	2.05%
Weighted average expected term (in years)	6.08	6.07	6.04
Weighted average expected volatility	67.18%	64.42%	68.57%
Expected dividend yield	—	—	—
Forfeiture rate	5.00%	5.00%	5.00%

Non-Employee Director Stock Options	Years Ended December 31,
	2016	2015	2014
Weighted average risk-free interest rate	1.41%	1.62%	1.75%
Weighted average expected term (in years)	5.30	5.32	5.30
Weighted average expected volatility	67.61%	63.46%	64.10%
Expected dividend yield	—	—	—
Forfeiture rate	5.00%	5.00%	5.00%
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
Fair Value Adjustments to Warrant Liability
On June 21, 2016, we sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of our common stock under the Shelf Registration at a public offering price of $2.40 per share of common stock sold. We accounted for these warrants as a liability instrument measured at its fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the the accompanying statements of operation. See Note 8 for further details.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.We do not believe that our cash, cash equivalents and investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2016 and 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SCYNEXIS, Inc.
Jersey City, New Jersey
We have audited the accompanying balance sheets of SCYNEXIS, Inc., (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of SCYNEXIS, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey

March 13, 2017

SCYNEXIS, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$35,656	$46,985
Short-term investments	22,930	—
Prepaid expenses and other current assets	741	1,452
Total current assets	59,327	48,437
Other assets	120	419
Deferred offering costs	345	417
Total assets	$59,792	$49,273
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,192	$619
Accrued expenses	1,268	3,149
Accrued severance and retention costs (Note 12)	—	2,639
Deferred revenue, current portion	257	257
Total current liabilities	3,717	6,664
Deferred revenue, non-current	378	635
Deferred rent	25	25
Warrant liability	6,601	—
Loan payable, long term	14,252	—
Total liabilities	24,973	7,324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of December 31, 2016 and December 31, 2015; 0 shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, authorized 125,000,000 shares as of December 31, 2016 and December 31, 2015; 24,609,411 and 13,905,599 shares issued and outstanding as of December 31, 2016, and December 31, 2015, respectively	24	14
Additional paid-in capital	214,918	192,069
Accumulated deficit	(180,123)	(150,134)
Total stockholders’ equity	34,819	41,949
Total liabilities and stockholders’ equity	$59,792	$49,273

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue	$257	$257	$1,256
Operating expenses:
Research and development, net	20,076	16,440	8,287
Selling, general and administrative	7,998	12,166	7,616
Total operating expenses	28,074	28,606	15,903
Loss from operations	(27,817)	(28,349)	(14,647)
Other expense (income):
Amortization of deferred financing costs and debt discount	100	—	755
Loss on extinguishment of debt	—	—	1,389
Interest income	(185)	—	—
Interest expense	351	(11)	48
Warrant liability fair value adjustment	1,906	—	—
Derivative fair value adjustment	—	—	(10,080)
Other expense	—	—	10
Total other expense (income):	2,172	(11)	(7,878)
Loss from continuing operations before taxes	(29,989)	(28,338)	(6,769)
Income tax benefit	—	—	1,166
Loss from continuing operations	(29,989)	(28,338)	(5,603)
(Loss) income from discontinued operations, net of tax expense of $0, $0, and $1,166 for the years ended December 31, 2016, 2015 and 2014, respectively	—	(4,285)	1,369
Net loss	$(29,989)	$(32,623)	$(4,234)
Deemed dividend for beneficial conversion feature on Series D-2 preferred stock	—	—	(909)
Deemed dividend for antidilution adjustments to convertible preferred stock	—	—	(214)
Accretion of convertible preferred stock	—	—	(510)
Net loss attributable to common stockholders - basic	$(29,989)	$(32,623)	$(5,867)
Derivative fair value adjustment	—	—	(10,080)
Net loss attributable to common stockholders - diluted	$(29,989)	$(32,623)	$(15,947)
Net (loss) income per share attributable to common stockholders - basic
Continuing operations	$(1.58)	$(2.33)	$(1.28)
Discontinued operations	$—	$(0.35)	$0.24
Net loss per share - basic	$(1.58)	$(2.68)	$(1.04)
Net (loss) income per share attributable to common stockholders - diluted
Continuing operations	$(1.58)	$(2.33)	$(2.92)
Discontinued operations	$—	$(0.35)	$0.23
Net loss per share - diluted	$(1.58)	$(2.68)	$(2.69)
Weighted average common shares outstanding:
Basic	19,035,299	12,163,559	5,663,311
Diluted	19,035,299	12,163,559	5,937,087
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in thousands)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series C-1 Convertible Preferred Stock	Series C-2 Convertible Preferred Stock	Series D-1 Convertible Preferred Stock	Series D-2 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances as of December 31, 2013	$250	$4,215	$28,121	$—	$13,500	$16,952	$24,119	$—	$5,168	$(113,277)	$(108,109)
Net loss	—	—	—	—	—	—	—	—	—	(4,234)	(4,234)
Exercise of stock options	—	—	—	—	—	—	—	—	9	—	9
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,201	—	1,201
Sale of preferred stock	—	—	—	—	—	—	544	—	—	—	—
Reclassification of warrants issued with preferred stock to derivative liability	—	—	—	—	—	—	(544)	—	—	—	—
Beneficial conversion feature for sale of preferred stock	—	—	—	—	—	—	909	—	(909)	—	(909)
Beneficial conversion feature for antidilution adjustment	—	18	153	—	43	—	—	—	(214)	—	(214)
Adjustment of preferred stock to liquidation value	—	(18)	(153)	—	(43)	—	724	—	(510)	—	(510)
Issuance of common stock from the IPO, net of underwriting discounts and commissions and offering expenses (Note 1)	—	—	—	—	—	—	—	6	54,577	—	54,583
Conversion of preferred stock into shares of common stock	(250)	(4,215)	(28,121)	—	(13,500)	(16,952)	(25,752)	2	88,788	—	88,790
Warrant derivative liability reclassified to additional paid-in capital	—	—	—	—	—	—	—	—	2,701	—	2,701
Exercise of common stock warrants	—	—	—	—	—	—	—	—	55	—	55
Issuance of common stock - ESPP	—	—	—	—	—	—	—	—	68	—	68
Balances as of December 31, 2014	$—	$—	$—	$—	$—	$—	$—	$8	$150,934	$(117,511)	$33,431
Net loss	—	—	—	—	—	—	—	—	—	(32,623)	(32,623)
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,023	—	3,023
Issuance of common stock from April 2015 Offering, net of underwriting discounts and commissions and offering expenses (Note 1)	—	—	—	—	—	—	—	6	38,006	—	38,012
Issuance of common stock - ESPP	—	—	—	—	—	—	—	—	106	—	106
Balances as of December 31, 2015	$—	$—	$—	$—	$—	$—	$—	$14	$192,069	$(150,134)	$41,949
Net loss	—	—	—	—	—	—	—	—	—	(29,989)	(29,989)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,210	—	1,210
Debt discount for Solar Warrant	—	—	—	—	—	—	—	—	244	—	244
Issuance of common stock from Shelf Registration, net of underwriting discounts and commissions and offering expenses (Note 1)	—	—	—	—	—	—	—	10	21,376	—	21,386
Issuance of common stock - ESPP	—	—	—	—	—	—	—	—	19	—	19
Balances as of December 31, 2016	$—	$—	$—	$—	$—	$—	$—	$24	$214,918	$(180,123)	$34,819
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(29,989)	$(32,623)	$(4,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash component of impairment loss on classification of assets as held for sale	—	586	—
Gain on insurance recovery	—	—	(165)
Loss on disposal of Services Business	—	73	—
Loss on extinguishment of debt	—	—	1,389
Write off of deferred offering costs	111	—	—
Depreciation	26	447	1,238
Stock-based compensation expense	1,210	3,023	1,201
Amortization of investment premium	315	—	—
Amortization of deferred financing costs and debt discount	100	—	755
Change in fair value of Warrant Liability	1,906	—	—
Change in fair value of derivative liability	—	—	(10,080)
Changes in deferred rent	1	(108)	(187)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	—	31	(439)
Prepaid expenses, other assets, and deferred costs	172	(633)	(490)
Accounts payable and accrued expenses	(309)	1,066	1,575
Accrued severance and retention cost obligations	(2,639)	2,639	—
Deferred revenue	(257)	954	(35)
Net cash used in operating activities	(29,353)	(24,545)	(9,472)
Cash flows from investing activities:
Maturities of investments	12,300	—	—
Proceeds from insurance recovery	—	—	216
Proceeds from sale of Services Business	500	2,549	—
Maturity of a security	300	—	—
Purchase of a security	—	(300)	—
Payment of security deposit	—	(74)	—
Purchases of property and equipment	(27)	(589)	(704)
Purchase of investments	(35,545)	—	—
Net cash (used in) provided by investing activities	(22,472)	1,586	(488)
Cash flows from financing activities:
Proceeds from common stock issued	28,077	41,400	62,000
Proceeds from sale of preferred stock	—	—	544
Repayment of debt	—	—	(15,000)
Proceeds from Loan Agreement	15,000	—	—
Payments of Loan Agreement issuance costs	(604)	—	—
Payments of offering costs and underwriting discounts and commissions	(1,996)	(3,805)	(6,875)
Proceeds from employee stock purchase plan issuances	19	106	68
Proceeds from exercise of stock warrants	—	—	55
Proceeds from exercise of stock options	—	—	9
Net cash provided by financing activities	40,496	37,701	40,801
Net (decrease) increase in cash and cash equivalents	(11,329)	14,742	30,841
Cash and cash equivalents, beginning of period	46,985	32,243	1,402
Cash and cash equivalents, end of period	$35,656	$46,985	$32,243
Supplemental cash flow information:
Cash paid for interest	$351	$—	$49
Cash received for interest	$478	$—	$—
Noncash financing and investing activities:
Beneficial conversion feature on sale of Series D-2 preferred stock	$—	$—	$909
Beneficial conversion feature for antidilution adjustment	$—	$—	$214

Adjustment of preferred stock to redemption value	$—	$—	$510
Issuance of warrants allocated to debt discount	$—	$—	$906
Equipment purchases in accounts payable and accrued expenses	$—	$—	$34
Impairment of fixed asset	$—	$—	$51
Deferred offering costs reclassified to additional paid-in capital	$79	$3,388	$4,126
Warrant derivative liability reclassified to additional paid-in capital	$—	$—	$2,701
Conversion of convertible preferred stock to common stock	$—	$—	$88,790
Proceeds from sale of Services Business held in escrow	$—	$500	$—
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

1.	Description of Business and Basis of Preparation
Organization
SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a drug development company, headquartered in Jersey City, New Jersey committed to the development and commercialization of novel anti-infectives to address significant unmet therapeutic needs.
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
Initial Public Offering
On May 7, 2014, the Company completed an initial public offering (“IPO”) of its common stock. The Company sold an aggregate of 6,200,000 shares of common stock under the registration statement on Form S-1 declared effective by the Securities and Exchange Commission ("SEC") on May 2, 2014, at a public offering price of $10.00 per share. Net proceeds were $54,583, after deducting underwriting discounts and commissions of $3,290 and offering expenses of $4,127. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 1,691,884 shares of common stock and certain outstanding warrants were exercised for an additional 275,687 shares of common stock. In connection with the consummation of the IPO, the Company repaid outstanding debt with a principal balance of $15,000, plus all accrued interest, to the holder of such debt, which was outstanding pursuant to a credit agreement referred to herein as the 2013 Credit Agreement.
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
Loan and Security Agreement
On September 30, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar Capital Ltd. (“Solar”), in its capacity as administrative and collateral agent and as lender. Pursuant to the Loan Agreement, Solar is providing the Company with a 48-month secured term loan in the amount of $15,000 (the “Term Loan”) and the Term Loan matures on September 30, 2020 (the “Maturity Date”). See Note 6 for further details.
Discontinued Operations
As described more fully in Note 13, the Company completed the sale of its contract research and development services business (the "Services Business") on July 21, 2015. The accompanying audited financial statements reflect the retrospective adjustments for the periods presented to include the Services Business in discontinued operations pursuant to FASB Topic 205-20, Presentation of Financial Statements--Discontinued Operations, and FASB Topic 360, Property, Plant, and Equipment.
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

2.	Summary of Significant Accounting Policies
Concentration of Credit Risk
Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash on deposit and cash equivalents held with one bank which exceed FDIC insured limits. Ongoing credit evaluations of the customer’s financial condition are performed and independent credit ratings for the associated bank are reviewed by the Company and collateral is not required. The Company's money market fund investment (recognized as cash and cash equivalents) is with what the Company believes to be a high quality issuer. The Company has not experienced any losses in such account.
Revenue recognized from a non-refundable upfront license fee payment received from Waterstone Pharmaceuticals (HK Limited), or Waterstone, a licensing partner, accounted for 0%, 0%, and 80%, of the Company's total revenue in continuing operations for the years ended December 31, 2016, 2015, and 2014, respectively. Revenue recognized from a non-refundable upfront payment from R-Pharm, CJSC (“R-Pharm”), a collaboration partner (see Note 15), accounted for 100%,

100% and 20% of the Company's total revenue in continuing operations for the years ended December 31, 2016, 2015, and 2014, respectively. No other parties contributed to the Company's total revenue in continuing operations in 2016, 2015, and 2014.
Cash and Cash Equivalents
The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.
Deferred Offering Costs
Deferred offering costs are expenses directly related to the IPO, the April 2015 Offering, or the Company's Shelf Registration (see Note 1). These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the offerings. The IPO deferred offering costs were offset against the IPO proceeds in May 2014 and were reclassified to additional paid-in capital upon completion of the IPO. Deferred costs associated with the April 2015 Offering were offset against the proceeds from the April 2015 Offering and were reclassified to additional paid-in capital upon completion of the April 2015 Offering. Deferred costs associated with the Shelf Registration will be reclassified to additional paid in capital on a pro-rata basis in the event the Company completes an offering under the Shelf Registration, with any remaining deferred offering costs charged to the results of operations at the end of the three-year life of the Shelf Registration. As of December 31, 2016 and 2015, the amount capitalized as deferred offering costs was $345 and $417, respectively.
Warrant Liability
On June 21, 2016, the Company sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of the Company's common stock under the Shelf Registration at a public offering price of $2.40 per share of common stock sold. The Company accounted for these warrants as a liability instrument measured at its fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. See Note 8 for further details.
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
The Company’s deferred revenue includes non-refundable upfront payments received under certain licensing and collaboration arrangements that contain substantive prospective performance obligations that the Company is providing over respective defined service or estimated relationship periods. Such non-refundable upfront payments are recognized over these defined service or estimated relationship periods. The Company received a non-refundable upfront payment of $1,500 from R-Pharm in August 2013 which is being recognized over a period of 70 months. The Company recognized revenue in continuing operations from this upfront payment of $257, $257 and $256 for the years ended December 31, 2016, 2015, and 2014, respectively.
In July 2016, the Company entered into an Asset Purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the Asset Purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized. For the year ended December 31, 2016, there was no revenue recognized associated with this agreement.
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
The Company has concluded that the August 2013 development, license, and supply agreement with R-Pharm, combined with the supplemental arrangement in November 2014, is a collaborative arrangement pursuant to Topic 808 and the Company’s previously described accounting policy. This agreement and supplemental arrangement is further described in Note 15. The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. Unpaid reimbursement amounts due from R-Pharm at period end are presented as an other current asset in the accompanying balance sheets.
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
Reimbursements of certain research and development costs by parties under collaborative arrangements have been recorded as a reduction of research and development expense presented within the statement of operations. Such reimbursements were made under the collaboration arrangement with R-Pharm, which is further described in Note 15. Information about the Company’s research and development expenses and reimbursements due under collaboration arrangements for the years ended December 31, 2016, 2015 and 2014 is presented as follows:

	Years Ended December 31,
	2016	2015	2014
Research and development expense, gross	$20,706	$17,380	$8,717
Less: Reimbursement of research and development expense	630	940	430
Research and development expense, net of reimbursements	$20,076	$16,440	$8,287
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

Amortization of Deferred Financing Costs and Debt Discount
Amortization of deferred financing costs and debt discount includes the amortization of debt discount related to the warrants issued with the convertible notes, the amortization of issuance costs related to the convertible notes, amortization of the deferred financing costs related to a deemed contribution for a guarantee from a related party, and the amortization of the debt discount related to the long term loan payable with Solar.
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
The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive

	December 31,
	2016	2015
Warrants to purchase Series C-1 Preferred	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	—
Warrants to purchase common stock associated with Loan Agreement	122,435	—
Stock options	1,819,444	1,379,727

Segment and Geographic Information
Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company views its operations and manages its business as one operating segment. All assets of the Company were held in the United States for the years ended December 31, 2016 and 2015.
Although all operations are based in the United States, the Company generated a portion of its revenue, including revenue in discontinued operations, from customers outside of the United States. All of the Company's revenue from continuing operations was generated from non-refundable upfront payments received under certain licensing and collaboration arrangements with partners located in Russia and China. Information about the Company’s revenue, including revenue in continuing operations and discontinued operations, from different geographic regions for the years ended December 31, 2016, 2015, and 2014 is presented as follows:

	Years Ended December 31,
	2016		2015		2014
United States	$—	—%	$6,931	90%	$16,422	86%
Europe	—	—	477	7%	1,235	7%
Other non-US	257	100%	257	3%	1,367	7%
Total revenue	257	100%	7,665	100%	19,024	100%
Less: Revenue from discontinued operations	—	—	7,408	97%	17,768	93%
Revenue from continuing operations	$257	100%	$257	3%	$1,256	7%
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers, or ASU 2016-10. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. As the Company has not yet received regulatory approval for any products, the impact of this standard is not expected to be material. However, the new standard will require the Company to estimate variable consideration associated with the prior sale of intellectual property to Cypralis, the effects of which have yet to be determined. Additionally, the Company is currently evaluating whether any changes to the accounting for the arrangement with R-Pharm and other third party collaborators may be necessary, as well as the implementation method that will be applied upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. The adoption of ASU 2014-15 did not have an impact on the Company's financial statements.
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

3.	Short-term Investments
The following table summarizes the held-to-maturity securities held at December 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2016
U.S. government securities	$22,930	31	62	$22,899
Total short-term investments	$22,930	31	62	$22,899
As of December 31, 2016, the Company has $22,930 of held-to-maturity investments with contractual maturities less than one year.

4.	Prepaid Expenses and Other Current Assets

	December 31,
	2016	2015
Prepaid SCY-078 development services	$153	$108
Prepaid insurance	243	285
Other prepaid expenses	71	91
Other receivable due from R-Pharm	233	430
Escrow receivable due from Accuratus (Note 13)	—	500
Other current assets	41	38
Total prepaid expenses and other current assets	$741	$1,452

5.	Accrued Expense

	December 31,
	2016	2015
Accrued research and development expenses	$318	$1,903
Accrued employee bonus compensation	730	776
Employee withholdings	22	42
Other accrued expenses	198	428
Total accrued expenses	$1,268	$3,149

6.	Borrowings

On September 30, 2016, the Company entered into the Loan Agreement with Solar, in its capacity as administrative and collateral agent and as lender. Pursuant to the Loan Agreement, Solar is providing the Company with a 48-month secured Term Loan in the amount of $15,000.  The Term Loan bears interest at a floating rate equal to the LIBOR rate in effect plus 8.49% and the Company is required to make interest-only payments on the Term Loan beginning November 1, 2016 and continuing through March 1, 2018.  Beginning April 1, 2018 (the “Amortization Date”), the Company is required to make monthly payments of interest plus equal monthly principal payments from the Amortization Date through the Maturity Date of the Term Loan.  If the Company receives certain positive clinical data prior to March 31, 2018, and receives unrestricted net cash proceeds of not less than $20,000 after September 8, 2016, from certain financing, licensing, or other non-dilutive agreements, the Amortization Date is extended for an additional six months (extending the interest-only time period by six months).  However, the ultimate term of the Term Loan is not extended and the equal monthly payments of principal will be calculated based on the remaining term of the Term Loan.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company other than its intellectual property, which is subject to a negative pledge.
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
Pursuant to the Loan Agreement, on September 30, 2016 (the "Closing Date"), the Company issued to Solar a warrant (the “Solar Warrant”) to purchase an aggregate of up to 122,435 shares of the Company’s common stock at an exercise price of $3.6754 per share. The Solar Warrant will expire five years from the date of the grant. The Solar Warrant is classified as equity and was recorded at its relative fair value at issuance in the stockholders' equity section of the balance sheet (See Note 8).
Future principal debt payments on the currently outstanding Term Loan payable as of December 31, 2016 are as follows:

2017	$—
2018	4,500
2019	6,000
2020	4,500
Total principal payments	15,000
Final fee due at maturity	750
Total principal and final fee payment	15,750
Unamortized discount and debt issuance costs	(1,498)
Less current portion	—
Loan payable, long term	$14,252

7.	Commitments and Contingencies
Leases
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

Rent expense for continuing operations was approximately $294, $247, and $125 for the years ended December 31, 2016, 2015 and 2014. Future minimum lease payments for all operating leases as of December 31, 2016 are as follows:

2017	$307
2018	182
Thereafter	—
Total	$489
License Arrangements with Potential Future Expenditures
As of December 31, 2016, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to SCY-078 in the field of human health. In January 2014, Merck assigned the patents related to SCY-078 that it had exclusively licensed to the Company. SCY-078 is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19,000 upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalties are mid- to high-single digits.
In December 2014, the Company and Merck entered into an amendment to the license agreement that defers the remittance of a milestone payment due to Merck, such that no amount will be due upon initiation of the first Phase 2 clinical trial of a product containing the SCY-078 compound (the "Deferred Milestone"). The amendment also increases, in an amount equal to the Deferred Milestone, the milestone payment that will be due upon initiation of the first Phase 3 clinical trial of a product containing the SCY-078 compound. In December 2016, the Company entered into a second amendment to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.
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

8.	Stockholders' Equity
Authorized, Issued, and Outstanding Common Shares
The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of December 31, 2016 and 2015, respectively; 24,609,411 and 13,905,599 shares were issued and outstanding as of December 31, 2016, and December 31, 2015, respectively. The following table summarizes common stock share activity for the years ended December 31, 2016 and 2015:

Shares of Common Stock
Balance, December 31, 2014	8,512,103
Common stock issued through April 2015 Offering	5,376,622
Common stock issued through employee stock purchase plan	16,874
Balance, December 31, 2015	13,905,599
Common stock issued through Shelf Registration	10,696,456
Common stock issued through employee stock purchase plan	7,356
Balance, December 31, 2016	24,609,411
Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2016	2015
Outstanding stock options	1,819,444	1,379,727
Outstanding Series C-1 Preferred warrants	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	—
Warrants to purchase common stock associated with Loan Agreement	122,435	—
For possible future issuance under 2014 Equity Incentive Plan (Note 10)	668,921	552,415
For possible future issuance under 2014 Employee Stock Purchase Plan (Note 10)	72,338	50,283
For possible future issuance under 2015 Inducement Plan (Note 10)	165,000	165,000
Total common shares reserved for future issuance	7,080,921	2,161,458
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
Preferred Stock
On May 7, 2014, the Company amended and restated its articles of incorporation relating to its approved capital structure. The Company's board of directors has authorized the Company, subject to limitations prescribed by Delaware law, to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The Company's board of directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders. The Company's board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. There were no shares of preferred stock issued and outstanding as of December 31, 2016 and 2015, respectively.
Warrants Associated with Convertible Preferred Stock Issuances
In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Preferred Stock, which converted into the right to purchase 14,033 shares of common stock in connection with our IPO, however, we refer to these warrants as our Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued in conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of$45.61 per share of common stock in connection with our IPO. These warrants remain outstanding as of December 31, 2016 and will expire on May 7, 2019, which is the five year anniversary of the Company's IPO. The fair value at the date of grant for these instruments was $459, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period. As of December 31, 2016 and 2015, the fair value of the warrant derivative liability was zero.
Warrants Associated with June 2016 Public Offering
On June 21, 2016, the Company completed the June 2016 Public Offering of its common stock and warrants pursuant to the Company's effective Shelf Registration (see Note 1). Each purchaser received a warrant to purchase 0.45 of a share for each share purchased in the June 2016 Public Offering. There is not expected to be any trading market for the warrants. Each warrant was exercisable immediately upon issuance, will expire five years from the date of issuance, and has an exercise price of $3.00 per share. The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations. During the year ended December 31, 2016, the Company recorded a loss of $1,906 due to the change in fair value of the warrant liability. As of December 31, 2016, the fair value of the warrant liability was $6,601.
Warrant Associated with Loan Agreement
Pursuant to the Loan Agreement, on the Closing Date the Company issued to Solar the Solar Warrant to purchase an aggregate of up to 122,435 shares of the Company’s common stock at an exercise price of $3.6754 per share. The Solar Warrant will expire five years from the date of the grant. The Solar Warrant was classified as equity and recorded at its relative fair value at issuance in the stockholders' equity section of the balance sheet.

9.	Income Taxes
The Company’s financial statements include total tax benefit of $0, $0 and $1,166 on net losses from continuing operations before taxes of $29,989, $28,338 and $6,769 for the years ended December 31, 2016, 2015 and 2014, respectively. Reconciliations of the differences between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	Years Ended December 31,
	2016		2015		2014
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Income taxes from continuing operations at statutory rate	$(10,196)	34.0%	$(9,635)	34.0%	$(2,301)	34.0%
State income taxes	(1,287)	4.3%	(196)	0.7%	(471)	7.0%
Stock warrant derivative liability	—	—	—	—	(3,427)	50.6%
Stock-based compensation	215	(0.8)%	15	(0.1)%	268	(4.0)%
R&D tax credits	(955)	3.2%	(1,152)	4.1%	(320)	4.7%
Loss on sale of discontinued operations, net of reduction in related valuation allowances	—	—	(1,458)	5.1%	—	—
Warrants issuance	730	(2.4)%	—	—	—	—
Other	719	(2.4)%	(127)	0.5%	(190)	2.8%
Increase in valuation allowance	10,774	(35.9)%	12,553	(44.3)%	5,275	(77.9)%
Total income tax benefit	$—	—%	$—	—%	$(1,166)	17.2%

The components of deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Current deferred tax assets:
Accrued expenses	$215	$783
Stock-based compensation	1,664	1,507
Other	39	19
	1,918	2,309
Noncurrent deferred tax assets (liabilities);
Net operating loss carryforwards	53,173	42,358
Research and development credits	4,185	3,836
	57,358	46,194
Total deferred tax assets	59,276	48,503
Valuation allowances	(59,276)	(48,503)
Net deferred tax assets	$—	$—

As of December 31, 2016 and 2015, the Company had available federal net operating loss ("NOL") carryforwards of approximately $144,374 and $117,272, respectively, North Carolina net economic loss ("NEL") carryforwards of approximately $110,954 and $117,721, respectively, and New Jersey NOL carryforwards of approximately $28,255 and $0, respectively. The federal NOL and North Carolina NEL carryforwards begin to expire in 2020 and 2015, respectively. The New Jersey NOL carryforwards begin to expire in 2036. As of December 31, 2016, the Company had available federal research and development credit carryforwards of $4,022 and North Carolina credit carryforwards of $156, which begin to expire in 2020 and 2015, respectively.
As of December 31, 2016 and 2015, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.
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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Unrecognized tax benefit—January 1	$623	$623
Additions for tax positions of current period	—	—
Additions for tax positions of prior periods	—	—
Other	—	—
Unrecognized tax benefit—December 31	$623	$623
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
2014 Equity Incentive Plan
In February 2014, the Company’s board of directors adopted the 2014 Equity Incentive Plan (the "2014 Plan") which was subsequently ratified by its stockholders and became effective on May 2, 2014 (the “Effective Date”). The 2014 Plan is the successor to and continuation of the 2009 Stock Option Plan. As of the Effective Date, no additional awards will be granted under the 2009 Stock Option Plan, but all stock awards granted under the 2009 Stock Option Plan prior to the Effective Date will remain subject to the terms of the 2009 Stock Option Plan. All awards granted on and after the Effective Date will be subject to the terms of the 2014 Plan. The 2014 Plan provides for the grant of the following awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. Employees, directors, and consultants are eligible to receive awards.

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
Pursuant to the terms of the 2014 Plan, on January 1, 2016 and 2015, the Company automatically added 556,223 and 340,484 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively.
As of December 31, 2016, there were 668,921 shares of common stock available for future issuance under the 2014 Plan. See Note 17 for certain events occurring after December 31, 2016 that affected the number of shares of common stock available for future issuance under the 2014 Plan.
2015 Inducement Plan
On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan (the "2015 Plan"). The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule 5635(c)(4). The 2015 Plan has a share reserve covering 450,000 shares of common stock. During the year ended December 31, 2016, there were no granted options of the Company's common stock under the 2015 Inducement Plan. As of December 31, 2016, there were 165,000 shares of common stock available for future issuance under the 2015 Plan.
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
The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable rather than for use in estimating the fair value of stock options subject to vesting and transferability restrictions. Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted during 2016, 2015, and 2014 was $2.57, $4.79 and $6.24 per option, respectively. The aggregate fair value of options granted during 2016, 2015, and 2014 was $1,279, $4,217 and $3,249, respectively. The assumptions used to estimate fair value and the resulting grant date fair values are as follows:

	Employees			Non-employee Directors
	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Expected dividend yield	—	—	—	—	—	—
Weighted average expected volatility	67.18%	64.42%	68.57%	67.61%	63.46%	64.10%
Weighted average risk-free interest rate	1.48%	1.60%	2.05%	1.41%	1.62%	1.75%
Weighted average expected term (in years)	6.08	6.07	6.04	5.30	5.32	5.30
Forfeiture rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
The activity for the 2009 Plan, 2014 Plan and 2015 Plan for the years ended December 31, 2016 and 2015 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding — January 1, 2015	615,322	$9.55	9.48	$265
Granted	880,116	8.17
Exercised	—	—
Canceled	(115,711)	9.05
Outstanding — December 31, 2015	1,379,727	$8.71	7.18	$—
Exercisable — December 31, 2015	635,548	$9.41	4.56	$—
Vested or expected to vest — December 31, 2015	1,342,518	$8.73	7.11	$—
Outstanding — January 1, 2016	1,379,727	$8.71	7.18	$—
Granted	497,978	$4.23
Exercised	—	$—
Canceled	(58,261)	$7.47
Outstanding — December 31, 2016	1,819,444	$7.52	6.98	$32
Exercisable — December 31, 2016	1,022,515	$8.59	5.51	$15
Vested or expected to vest —December 31, 2016	1,779,597	$7.55	6.94	$31
The intrinsic values in the table above represent the total intrinsic value (the difference between the Company’s closing stock price as of December 31, 2016 and 2015, and the exercise price multiplied by the number of options).
The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $1,534, $595 and $458, respectively, which exclude the effects of the 2015 option amendments (described in further detail below) that resulted in accelerated vesting and related incremental fair value.
As of December 31, 2016, there was approximately $2,739 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over weighted-average periods of 2.7. The aggregate intrinsic value of options exercised during the year ended December 31, 2016, 2015, and 2014 was $0, $0, and $11 respectively.
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

•
Yves J. Ribeill, Ph.D. resigned as President effective July 21, 2015. The Company and Dr. Ribeill entered into a Separation Agreement which included the following modifications to Dr. Ribeill's outstanding options to purchase the Company's common stock: (i) accelerated vesting of all unvested stock options as of July 21, 2015, and (ii) an extension to the existing 90-day post-employment option exercise period to 48 months. As of July 23, 2015, Dr. Ribeill held 84,613 vested options and 183,268 unvested options to purchase shares of the Company’s common stock at a weighted average exercise price of $9.61 and $9.41 per share, respectively.

The Company determined the additional compensation cost associated with the previously described modifications in addition to the modifications of options associated with the sale of the Services Business pursuant to applicable guidance in FASB ASC Topic 718, Compensation—Stock Compensation. The additional compensation cost was determined by calculating the difference between (a) the estimated fair value of each option award immediately prior to the modifications and (b) the estimated fair value of each option award immediately after the modifications. The fair value of each option award immediately prior to and immediately after modification was estimated using the Black-Scholes option-pricing model to determine an incremental fair value, consistent with and in accordance with the Company’s existing accounting policy for stock compensation (see Note 2). Using the Black-Scholes option-pricing model, the weighted-average incremental fair value of outstanding modified option awards was $3.77 per option share. The total additional compensation cost associated with the previously described modifications was determined to be $1,869, which was expensed in the year ended December 31, 2015. The remaining additional compensation cost is associated with future service periods and will be recognized as those services are performed.
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
During the year ended December 31, 2014, the Company issued 10,048 shares of common stock under the ESPP. During the years ended December 31, 2016 and 2015, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares and the Company issued a total of 7,356 and 16,874 shares of common stock under the ESPP, respectively. As of December 31, 2016, there were 72,338 shares of common stock available for future issuance under the ESPP.
Compensation Cost
The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, and the ESPP was $1,210, $3,023 and $1,201 for the years ended December 31, 2016, 2015, and 2014, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $0 for the years ended December 31, 2016, 2015, and 2014, respectively. Cash received from options exercised was $0 for both the years ended December 31, 2016 and 2015, and $9 for the year ended December 31, 2014.
Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations:

	Years Ended December 31,
	2016	2015	2014
Research and development, net	$299	$300	$394
Selling, general and administrative	911	2,515	648
Discontinued operations	—	208	159
Total stock-based compensation expense	$1,210	$3,023	$1,201

11.	Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2016 and 2015 for financial instruments measured at fair value on a recurring basis:

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Cash on deposit	$46,935	$46,935	—	—
Money market funds	50	50	—	—
Total assets	$46,985	$46,985	—	—

December 31, 2016
Cash on deposit	$9,767	$9,767	—	—
Money market funds	25,889	25,889
Total assets	$35,656	$35,656	—	—

Warrant liability	$6,601	—	—	$6,601
Total liabilities	$6,601	—	—	$6,601
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
A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Year Ended
December 31, 2016
Balance - January 1, 2016	$—
Issuance of warrants	4,695
Loss adjustment to fair value	1,906
Balance - December 31, 2016	$6,601

12.	Compensatory Plan Obligations
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
The Services Business Plan provided that in the event a non-executive employee of the Services Business was not offered a comparable position by Accuratus, the Company would provide severance payments to such employees. The Company terminated certain employees in June 2015 (the "June 2015 Terminated Employees") who became eligible for severance benefits totaling approximately $999 pursuant to the terms of the Services Business Plan, which was expensed in the quarterly period ended June 30, 2015. As of December 31, 2016, the remaining severance obligation for the June 2015 Terminated Employees was $0. The Services Business Plan also provided for certain amendments to the terms of the outstanding stock option awards held by the June 2015 terminated employees.
In July 2015, pursuant to the Services Business Plan, the Company paid cash totaling approximately $215 to certain non-executive employees of the Services Business representing an incentive payment upon the closing of the sale of the Services Business. In addition, all non-executive employees of the Services Business were eligible to receive a cash retention compensation payment from the Company on the earlier of (i) the six month anniversary of the closing of the sale transaction, provided that they remained employed by Accuratus as of such date, or (ii) the date of termination of such employee by Accuratus without good cause. Maximum cash retention compensation payments could have totaled approximately $814 under the Services Business Plan, if all service business employees had remained eligible pursuant to the terms of the Services Business Plan. The Company incurred these obligations on the date of the sale of the Services Business in July 2015; therefore, the estimated fair value of the compensation expense associated with these cash payments and obligations was recognized during the quarterly period ended September 30, 2015. As of December 31, 2016, after adjusting for employees who forfeited their benefits under the Services Business Plan, the Company's liability is $0. This liability was satisfied in January 2016 when the Company paid all cash retention compensation payments to the former employees.
The Services Business Plan also includes certain amendments to the terms of the eligible employees' outstanding stock option awards.
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
The Retention Plan provided that non-executive employees were eligible to receive cash bonuses, severance payments and related benefit premiums, provided that all current employees remained employed through December 31, 2015 and were not terminated for cause. The Retention Plan also provided that if the Company and an employee agreed upon a services termination date earlier than December 31, 2015 (the "Release Date"), the employee would remain eligible for all terms of the

Retention Plan. The Company accrued this obligation over the remaining future service period required by the employees through the earlier of the Release Date or December 31, 2015. During the year ended December 31, 2015, the Company recognized total expense of $1,012, which was included in research and development and selling, general, and administrative expenses in the accompanying statements of operations. As of December 31, 2016, the remaining obligation was $0.
The Retention Plan also includes certain amendments to the terms of the eligible employees' outstanding stock option awards.
Compensatory Arrangements with Former Executive Officers
Charles F. Osborne, Jr., the Company’s former chief financial officer, resigned from the Company effective June 30, 2015. The Company's compensation committee of the board of directors approved a compensatory arrangement for Mr. Osborne that provided for certain payments and benefits, including: (i) a cash payment of approximately $138 upon his resignation on June 30, 2015; (ii) cash severance payments totaling approximately $179, which was equal to seven months of Mr. Osborne’s then effective base salary, paid over seven months commencing with the first payroll period following the resignation date; (iii) a payment representing a contribution Mr. Osborne can use towards continuing COBRA premiums for medical, dental, and vision group health coverage for a period up to seven months after the resignation date; and (iv) certain amendments to the terms of Mr. Osborne's outstanding stock option awards (see Note 10). The cash severance payments and related benefit premiums and payroll taxes totaled approximately $335 and were expensed in the quarterly period ended June 30, 2015. As of December 31, 2016, the remaining obligation of $0 is included in accrued severance and retention liabilities in the accompanying balance sheet.
Yves J. Ribeill, Ph.D. resigned as President effective July 21, 2015. The Company and Dr. Ribeill entered into an agreement, effective July 21, 2015, (the “Separation Agreement”), providing for certain payments and benefits to Dr. Ribeill, including: (i) a cash payment of approximately $100 upon the effective date of his resignation; (ii) cash severance payments totaling approximately $900, paid over 12 months commencing with the first payroll period following the resignation date; (iii) a payment representing a contribution Dr. Ribeill can use towards continuing COBRA premiums for medical, dental, and vision group health coverage after the resignation date; and (iv) certain amendments to the terms of Dr. Ribeill's outstanding stock option awards (see Note 10). The cash severance payments and related benefit premiums and payroll taxes totaled approximately $1,046 as of July 21, 2015, which was recognized as expense in the quarterly period ended September 30, 2015. As of December 31, 2016, the remaining obligation of $0 is included in accrued severance and retention liabilities in the accompanying balance sheet.

13.	Discontinued Operations
On May 4, 2015, the Company's board of directors directed management to pursue a plan to sell the Service Business to Accuratus, representing a strategic shift in the Company's operations. The Company met the relevant criteria for reporting the Service Business as held for sale and in discontinued operations in the second quarter of 2015, pursuant to FASB ASC 205-20, Presentation of Financial Statements-Discontinued Operations, and FASB ASC 360, Property, Plant, and Equipment. The Company assessed the Services Business net asset group for impairment pursuant to FASB Topic 360 and recorded a $1,350 impairment charge on classification of property and equipment assets as held for sale in the quarterly period ended June 30, 2015. The fair value measurement used to determine the impairment charge has been described in Note 11.
Sale of the Services Business
On July 21, 2015, the Company completed the sale of the Services Business to Accuratus pursuant to the Purchase Agreement, with an effective date of July 17, 2015 for an aggregate purchase price of $3,875, subject to a working capital adjustment of $824, which reduced the proceeds at closing. In addition, a portion of the consideration payable at closing equal to $500 was withheld and is subject to an escrow for a period of 12 months from the date of closing to satisfy indemnification obligations of the Company in connection with breaches of any representation and warranties and other customary obligations under the terms of the Purchase Agreement. The escrow funds were received in full on July 19, 2016 in accordance with the Purchase Agreement. The net cash consideration received by the Company upon closing in July 2015 was $2,549, after adjusting for the items described above and a nominal escrow fee. Additionally, in May 2014, the Company paid a $500 success fee to Burrill Securities, an affiliate of Burrill Biotechnology Capital Fund, L.P., a previous holder of the Company’s capital stock, pursuant to an engagement letter. The fee was recognized as general and administrative expense in the accompanying statements of operations.
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
Continuing Involvement with Accuratus
The Company and Accuratus also entered into the Services Agreement pursuant to which Accuratus provided the Company with certain contract research and development services for 18 months (the "Initial Term") following the closing of the sale of the Services Business for a minimum purchase obligation of at least $3,300 due from the Company over the Initial Term of the Services Agreement and was satisfied at December 31, 2016. On January 17, 2017, the Services Agreement was amended to extend the Initial Term to December 31, 2018. The amendment did not include any further minimum purchase obligation due from the Company. The purpose of the Services Agreement is to replace services that were previously provided internally by employees of the Company prior to the sale of the Services Business. The employees performing these services became employees of Accuratus in connection with this sale transaction.
During the year ended December 31, 2016, the Company recognized $3,131 of expense for services provided by Accuratus under the Services Agreement, which is included in research and development expense in the accompanying audited statements of operations.
The following table presents revenue, (expenses), gains, and (losses) attributable to discontinued operations:

	Years Ended December 31,
	2016	2015	2014
Major line items constituting income of discontinued operations:
Total revenue	$—	$7,408	$17,768
Cost of revenue	—	(7,296)	(15,446)
Research and development	—	(860)	—
Selling, general, and administrative	—	—	48
Gain on insurance recovery	—	—	165
Severance and exit costs	—	(2,114)	—
Impairment charge from classification of assets as held for sale	—	(1,350)	—
Gain (loss) on disposal, net of associated transaction costs of $764	—	(73)	—
Income tax expense	—	—	(1,166)
Loss (income) from discontinued operations, net of income tax expense	$—	$(4,285)	$1,369
Sanofi owns 100% of a subsidiary, Merial, which was a customer of the Services Business. Both Sanofi and the subsidiary have an investment in the Company. The Company’s related-party revenue with Merial composed 29% and 41% of total revenue in discontinued operations for the years ended December 31, 2015 and 2014, respectively.
The following table presents depreciation, capital expenditures, and significant operating and investing non-cash items related to the discontinued operations:

	Years Ended December 31,
	2016	2015	2014
Depreciation expense	$—	$391	$1,132
Purchases of property and equipment	—	(547)	(704)
Proceeds from insurance recovery	—	—	216
Gain on insurance recovery	—	—	(165)
Stock-based compensation	—	208	159
Changes in deferred rent	—	(133)	(187)
Equipment purchases in accounts payable and accrued expenses	—	—	34
Impairment of fixed asset	—	—	51

14.	Employee Benefit Plan
The Company has a 401(k) retirement plan, which covers all U.S. employees scheduled for and working more than 20 hours per week. The Company may provide a discretionary match with a maximum amount of 50% of the first 6% of eligible participant’s compensation, which vests ratably over four years. Continuing operations contributions under the plan were approximately $77, $79, and $63 during the years ended December 31, 2016, 2015 and 2014, respectively.

15.	Significant Agreements
R-Pharm Collaboration Arrangement
In August 2013, the Company entered into a development, license, and supply agreement (the “original agreement”) with R-Pharm, granting it exclusive rights to develop and commercialize SCY-078, the Company's lead antifungal compound, in the field of human health in Russia and certain smaller non-core markets. The Company received an upfront payment of $1,500, the unamortized portion of which comprises its deferred revenue balance as of December 31, 2016, and is entitled to receive payments on contingent events, including 1) a development milestone payment of $3,000 upon the first registration of SCY-078 in any country covered by the agreement; 2) sales-based payments of up to $15,000 upon R-Pharm’s achievement of specified targets for cumulative net sales of SCY-078; and 3) percentage royalties of up to the mid-teens on SCY-078 net sales.
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
In November 2014, the Company entered into a supplemental arrangement with R-Pharm, whereby R-Pharm was informed of the modified IV formulation development plan and R-Pharm agreed to reimburse the Company for specifically identified IV formulation development and manufacturing costs incurred by the Company. The specifically identified costs were defined as all costs incurred by the Company under a separate arrangement between the Company and a third-party service provider, whereby the third-party service provider is performing certain IV formulation and development services. The Company concluded that the original agreement, when combined with the November 2014 supplemental arrangement, provided persuasive evidence of a cost reimbursement arrangement between the Company and R-Pharm as of December 31, 2014. Therefore, the Company has recognized receivables due from R-Pharm and has received reimbursement payments from R-Pharm during 2016, 2015, and 2014. The presentation and disclosure associated with this cost reimbursement receivable is in accordance with the Company's research and development expenses accounting policy described in Note 2.
The agreement with R-Pharm relates to the Company's continuing operations and was not associated with the sale of the Services Business in July 2015 (see Note 13).
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
The Waterstone Licensing Agreement relates to the Company's continuing operations and was not associated with the sale of the Services Business in July 2015.

16.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Total
Revenue	$64	$64	$64	$65	$257
Loss from operations	(7,212)	(8,268)	(6,706)	(5,631)	(27,817)
Net loss	(7,184)	(8,128)	(11,228)	(3,449)	(29,989)
Net loss per share - basic and diluted	$(0.52)	$(0.56)	$(0.48)	$(0.02)	$(1.58)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total
Revenue	$65	$64	$64	$64	$257
Operating loss	(5,932)	(6,493)	(7,537)	(8,387)	(28,349)
Net loss	(6,384)	(9,497)	(8,355)	(8,387)	(32,623)
Net loss per share - basic and diluted	$(0.75)	$(0.78)	$(0.60)	$(0.55)	$(2.68)
See Notes 10, 11, 12, and 13 for details of the effect of the sale of the Company's Services Business in July 2015.

17.	Subsequent Events
Pursuant to the terms of the 2014 Plan (see Note 10), on January 1, 2017, the Company automatically added 984,376 shares to the total number shares of common stock available for future issuance under the 2014 Plan. Pursuant to the terms of the 2014 ESPP (see Note 10), on January 1, 2017, the Company automatically added 29,411 shares to the total number shares of common stock available for future issuance under the 2014 ESPP.
On March 8, 2017, a purported stockholder class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers. The Company believes that the claims lack merit and intend to defend the litigation vigorously.

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
As of December 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption provided by the JOBS Act for emerging growth companies.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2016 fiscal year pursuant to Regulation 14A for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Executive Officers of the Company,” “Proposal 1 - Election of Directors,” “Section 16 Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics.”
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
The information required by this Item 13 is incorporated herein by reference under the captions “Transactions with Related Persons” and “Independence of the Board.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in our 2017 Proxy Statement under the caption “Principal Accountant Fees and Services.”
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

3.	List of Exhibits
See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	March 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marco Taglietti M.D.	Chief Executive Officer	March 13, 2017
Marco Taglietti M.D.	(Principal Executive Officer)

/s/ Eric Francois	Chief Financial Officer	March 13, 2017
Eric Francois	(Principal Financial and Accounting Officer)

/s/ Guy Macdonald	Director	March 13, 2017
Guy Macdonald

/s/ Patrick Machado	Director	March 13, 2017
Patrick Machado

/s/ David Hastings	Director	March 13, 2017
David Hastings

/s/ Steven C. Gilman, Ph.D.	Director	March 13, 2017
Steven C. Gilman, Ph.D.

/s/ Ann F. Hanham, Ph.D.	Director	March 13, 2017
Ann F. Hanham, Ph.D.

/s/ Patrick J. Langlois, Ph.D.	Director	March 13, 2017
Patrick J. Langlois, Ph.D.

/s/ Marion McCourt	Director	March 13, 2017
Marion McCourt

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

10.1
Form of Indemnity Agreement between the Registrant and its directors and officers. (Filed with the SEC as Exhibit 10.1 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.2*
SCYNEXIS, Inc. Stock Option Plan, as amended, and Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Stock Option Exercise. (Filed with the SEC as Annex B to our Proxy Statement on Schedule 14A, filed with the SEC on August 1, 2014, SEC File No. 001-36365, and incorporated by reference here).

10.3*
SCYNEXIS, Inc. 2009 Stock Option Plan, as amended, and Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Stock Option Exercise. (Filed with the SEC as Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

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

10.6*
Compensation Arrangement with Non-Employee Directors. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2016, SEC File No. 001-36365, and incorporated by reference here).

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

10.10#
Development, License and Supply Agreement, dated August 1, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC. (Filed with the SEC as Exhibit 10.10 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.11#
License Agreement, dated August 7, 2012, as amended, between SCYNEXIS, Inc. and Dechra Ltd. (Filed with the SEC as Exhibit 10.11 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.12#
Termination and License Agreement, dated May 24, 2013, between SCYNEXIS. Inc. and Merck Sharp & Dohme Corp. (Filed with the SEC as Exhibit 10.12 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.13#
Agreement for the Assignment of Patents and Know How concerning Cyclosporin Derivatives, dated June 10, 2005, between SCYNEXIS, Inc. and C-CHEM AG. (Filed with the SEC as Exhibit 10.13 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.14*
 Release and Settlement Agreement, dated June 30, 2015, between SCYNEXIS, Inc. and Charles F. Osborne, Jr. (Filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.15#
Exclusive Worldwide License Agreement, dated May 10, 2005, between SCYNEXIS, Inc. and Aventis Pharma S.A. (Filed with the SEC as Exhibit 10.15 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

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

10.19*
 Employment Agreement, effective November 1, 2015, between SCYNEXIS, Inc. and Eric Francois. (Filed with the SEC as Exhibit 99.1 to our current report on Form 8-K, filed with the SEC on November 2, 2015, SEC File No. 001-36365, and incorporated by reference here, and incorporated by reference here).

10.20*
 Engagement Letter, dated July 7, 2015, between CMF Associates, LLC, and SCYNEXIS, Inc. (Filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2015, SEC File No. 001-36365, and incorporated by reference here, and incorporated by reference here).

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

10.23*
Employment Agreement, dated January 2014, between SCYNEXIS, Inc. and Carole A. Sable. (Filed with the SEC as Exhibit 10.24 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here, and incorporated by reference here).

10.24*	Employment Agreement, effective June 1, 2015, between SCYNEXIS, Inc. and David Angulo, and incorporated by reference here.

10.25*
Employment Agreement, dated February 5, 2015, between SCYNEXIS, Inc. and Dr. Marco Taglietti. (Filed with the SEC as Exhibit 10.27 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2015, SEC File No. 001-36365, and incorporated by reference here).

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

10.28#
Exclusive License Agreement, dated October 29, 2014, between SCYNEXIS, Inc. and Waterstone Pharmaceutical (HK Limited). (Filed with the SEC as Exhibit 10.32 to our Annual Report on Form 10-K, filed with the SEC on March 30 2015, SEC File No. 001-36365, and incorporated by reference here).

10.29#
Amendment to Termination and License Agreement, dated December 11, 2014, between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. (Filed with the SEC as Exhibit 10.33 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2015, SEC File No. 001-36365).

10.30#	Second Amendment to License Agreement between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. dated December 21, 2016.

10.31*
Amendment of Employment Agreement, effective April 18, 2016, between SCYNEXIS, Inc. and Marco Taglietti. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, SEC File No. 001-36365, and incorporated by reference here).

10.32*
Amendment of Employment Agreement, effective April 18, 2016, between SCYNEXIS, Inc. and David Angulo. (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, SEC File No. 001-36365, and incorporated by reference here).

10.33
Loan and Security Agreement, dated September 30, 2016, between SCYNEXIS, Inc. and Solar Capital Ltd. (Filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on October 5, 2016, and incorporated by reference here).

10.34*	Compensation arrangements with certain executive officers.

10.35	Amendment to Commitment to Services Agreement, dated January 17, 2016, between SCYNEXIS, Inc. and Accuratus Lab Services, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

# Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.

*Designates management contract or compensatory plan or arrangement.