Form 10-Q
period 2017-03-31
SCYNEXIS INC
filed 2017-05-08
CIK 1178253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2017, there were 25,798,862 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCYNEXIS, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$19,908	$35,656
Short-term investments	34,991	22,930
Prepaid expenses and other current assets	691	741
Total current assets	55,590	59,327
Other assets	730	120
Deferred offering costs	335	345
Total assets	$56,655	$59,792
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,044	$2,192
Accrued expenses	1,057	1,268
Deferred revenue, current portion	257	257
Total current liabilities	3,358	3,717
Deferred revenue, non-current	314	378
Deferred rent	20	25
Warrant liability	5,078	6,601
Loan payable, long term	14,352	14,252
Total liabilities	23,122	24,973
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of March 31, 2017, and December 31, 2016; 0 shares issued and outstanding as of March 31, 2017, and December 31, 2016	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized as of March 31, 2017, and December 31, 2016; 25,536,533 and 24,609,411 shares issued and outstanding as of March 31, 2017, and December 31, 2016, respectively	25	24
Additional paid-in capital	218,567	214,918
Accumulated deficit	(185,059)	(180,123)
Total stockholders’ equity	33,533	34,819
Total liabilities and stockholders’ equity	$56,655	$59,792
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$64	$64
Operating expenses:
Research and development, net	4,020	4,743
Selling, general and administrative	2,060	2,533
Total operating expenses	6,080	7,276
Loss from operations	(6,016)	(7,212)
Other (income) expense:
Amortization of debt discount	100	—
Interest income	(69)	(28)
Interest expense	345	—
Warrant liability fair value adjustment	(1,523)	—
Total other income	(1,147)	(28)
Net loss	$(4,869)	$(7,184)
Warrant liability fair value adjustment	(1,523)	—
Net loss attributable to common stockholders - diluted	$(6,392)	$(7,184)
Net loss per share attributable to common stockholders - basic
Net loss per share - basic	$(0.19)	$(0.52)
Net loss per share attributable to common stockholders - diluted
Net loss per share - diluted	$(0.25)	$(0.52)
Weighted average common shares outstanding:
Basic	25,364,429	13,905,613
Diluted	25,562,027	13,905,613
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,869)	$(7,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	3
Stock-based compensation expense	396	274
Write off of deferred offering costs	—	111
Amortization of investment premium	100	—
Amortization of debt discount	100	—
Change in fair value of Warrant Liability	(1,523)	—
Changes in deferred rent	(5)	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, and deferred costs	(549)	(477)
Accounts payable and accrued expenses	(359)	186
Accrued severance and retention cost obligations	—	(1,809)
Deferred revenue	(64)	(64)
Net cash used in operating activities	(6,772)	(8,960)
Cash flows from investing activities:
Maturities of investments	6,000	—
Purchases of property and equipment	(2)	(14)
Purchase of investments	(18,161)	—
Net cash used in investing activities	(12,163)	(14)
Cash flows from financing activities:
Proceeds from common stock issued	3,277	—
Payments of deferred costs and underwriting discounts and commissions	(108)	—
Proceeds from employee stock purchase plan issuance	18	5
Net cash provided by financing activities	3,187	5
Net decrease in cash and cash equivalents	(15,748)	(8,969)
Cash and cash equivalents, beginning of period	35,656	46,985
Cash and cash equivalents, end of period	$19,908	$38,016
Supplemental cash flow information:
Cash paid for interest	$345	$—
Cash received for interest	$60	$28
Noncash financing and investing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$25
Deferred offerings cost reclassed to additional paid in capital	$10	$—
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business and Basis of Preparation
Organization
SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative anti-infective therapies. The Company is developing its lead product candidate, SCY-078, as the first representative of a novel intravenous and oral triterpenoid antifungal family for the treatment of several fungal infections, including serious and life-threatening invasive fungal infections.
On March 2, 2017, the U.S. Food and Drug Administration ("FDA") required the Company to hold the initiation of any new clinical studies with the IV formulation of SCY-078. Ongoing and future clinical development using the oral formulation of SCY-078 are unaffected by this regulatory action. Based on feedback from the FDA, the Company plans to submit to the FDA a comprehensive analysis of data from preclinical and clinical studies, including recently completed and planned preclinical studies, to support a request to the FDA to lift the clinical hold on the IV formulation of SCY-078. There can be no assurance that the FDA will lift the clinical hold on the initiation of any new clinical studies with the IV formulation of SCY-078 or agree with the Company's trial designs involving the IV formulation of SCY-078.
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
Shelf Registration Filing
On October 30, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective on November 16, 2015. The registration statement contained two prospectuses:

•
a base prospectus which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of the Company's common stock, preferred stock, debt securities and warrants, including common stock or preferred stock issuable upon conversion of debt securities, common stock issuable upon conversion of preferred stock, or common stock, preferred stock or debt securities issuable upon the exercise of warrants (the "Shelf Registration"), and

•
a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40.0 million of the Company's common stock that may be issued and sold under a sales agreement with Cowen and Company, LLC ("Cowen"). On April 10, 2016, the Company terminated the sales agreement with Cowen, and on April 11, 2016, entered into a Controlled Equity Offering Sales Agreement SM (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). Pursuant to the Sales Agreement, the Company may sell from time to time, at its option, up to an aggregate of $40.0 million of the Company’s common stock, through Cantor, as sales agent (the “ATM Offering”). Pursuant to the Sales Agreement, sales of the common stock, if any, will be made under the Company’s previously filed and currently effective registration statement on Form S-3 (File No. 333-207705).

The common stock that may be offered, issued and sold by the Company under the Sales Agreement is included in the $150.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the sales agreement with Cantor, any portion of the $40.0 million included in the Sales Agreement that is not sold pursuant to the Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement, and if no shares are sold under the sales agreement, the full $150.0 million of securities may be sold in other offerings pursuant to the base prospectus.
June 2016 Public Offering
On June 21, 2016, the Company completed a public offering (the "June 2016 Public Offering") of its common stock and warrants pursuant to the Company's effective Shelf Registration. The Company sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of the Company's common stock at a public offering price of $2.40 per share. The warrant exercise price is $3.00 per share. Net proceeds from the June 2016 Public Offering were approximately $20.8 million, after deducting underwriting discounts and commissions and offering expenses of approximately $1.7 million. See Note 8 for further details.
Loan and Security Agreement
On September 30, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar Capital Ltd. (“Solar”), in its capacity as administrative and collateral agent and as lender. Pursuant to the Loan Agreement, Solar is providing the Company with a 48-month secured term loan in the amount of $15.0 million (the “Term Loan”) and the Term Loan matures on September 30, 2020 (the “Maturity Date”). See Note 6 for further details.
Unaudited Interim Financial Information
The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results for the full year or the results for any future periods. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 13, 2017.
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
Short-term Investments
The Company's held-to-maturity investments in U.S. government securities are carried at amortized cost and any premiums or discounts are amortized or accreted through the maturity date of the investment. Any impairment that is not deemed to be temporary is recognized in the period identified.
Deferred Offering Costs
Deferred offering costs are expenses directly related to the Form S-3 filed with the SEC on October 30, 2015 and declared effective on November 16, 2015. These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the Shelf Registration. Deferred costs associated with the Shelf Registration will be reclassified to additional paid in capital on a pro-rata basis in the event the Company completes an offering under the Shelf Registration, with any remaining deferred offering costs charged to the results of operations at the end of the three-year life of the Shelf Registration. During the three months ended March 31, 2016, the Company expensed $0.1 million of deferred offering costs associated with the Shelf Registration as a result of the termination of the "at the market" ("ATM") offering program entered into with Cowen on November 11, 2015.
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
When entering into an arrangement, the Company first determines whether the arrangement includes multiple deliverables and is subject to accounting guidance in ASC subtopic 605-25, Multiple-Element Arrangements. If the Company determines that an arrangement includes multiple elements, it determines whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting. An element qualifies as a separate unit of accounting when the delivered element has stand-alone value to the customer. The Company’s arrangements do not include a general right of return relative to delivered elements. Any delivered elements that do not qualify as separate units of accounting are combined with other undelivered elements within the arrangement as a single unit of accounting. If the arrangement constitutes a single combined unit of accounting, the Company determines the revenue recognition method for the combined unit of accounting and recognizes the revenue over the period from inception through the date the last deliverable within the single unit of accounting is delivered.
Non-refundable upfront license fees are recorded as deferred revenue and recognized into revenue on a straight-line basis over the estimated period of the Company’s substantive performance obligations. If the Company does not have substantive performance obligations, the Company recognizes non-refundable upfront fees into revenue through the date the deliverable is satisfied. Analyzing the arrangement to identify deliverables requires the use of judgment and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. In arrangements that include license rights and other non-contingent deliverables, such as participation in a steering committee, these deliverables do not have stand-alone value because the non-contingent deliverables are dependent on the license rights. That is, the non-contingent deliverables would not have value without the license rights, and only the Company can perform the related services. Upfront license rights and non-contingent deliverables, such as participation in a steering committee, do not have stand-alone value as they are not sold separately and they cannot be resold. In addition, when non-contingent deliverables are sold with upfront license rights, the license rights do not represent the culmination of a separate earnings process. As such, the Company accounts for the license and the non-contingent deliverables as a single combined unit of accounting. In such instances, the license revenue in the form of non-refundable upfront payments is deferred and recognized over the applicable relationship period, which historically has been the estimated period of the Company’s substantive performance obligations or the period the rights granted are in effect. The Company recognizes contingent event-based payments under license agreements when the payments are received. The Company has not received any royalty payments to date.
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
The Company’s deferred revenue includes non-refundable upfront payments received under certain licensing and collaboration arrangements that contain substantive performance obligations that the Company is providing over respective defined service or estimated relationship periods. Such non-refundable upfront payments are recognized over these defined service or estimated relationship periods. The Company received a non-refundable upfront payment of $1.5 million from R-Pharm in August 2013 which is being recognized over a period of 70 months. The Company recognized revenue from this upfront payment of $0.1 million in the three months ended March 31, 2017 and 2016.
In July 2016, the Company entered into an Asset Purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the Asset Purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized. For the three months ended March 31, 2017, there was no revenue recognized associated with this agreement.
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
The Company's August 2013 development, license, and supply agreement with R-Pharm, CJSC (“R-Pharm”), combined with the supplemental arrangement in November 2014, is a collaborative arrangement pursuant to Topic 808 and the Company’s previously described accounting policy. The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. The Company recorded receivables for unpaid reimbursement amounts due from R-Pharm of $0.3 million and $0.2 million as of March 31, 2017 and December 31, 2016, respectively, which are presented in prepaid expenses and other current assets in the accompanying balance sheets.
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
Reimbursements of certain research and development costs by parties under collaborative arrangements have been recorded as a reduction of research and development expense presented within the statement of operations. Such reimbursements were recognized under the collaboration arrangement with R-Pharm during the three months ended March 31, 2017. Information about the Company’s research and development expenses and reimbursements due under collaboration arrangements for the three months ended March 31, 2017 and 2016, is presented as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development expense, gross	$4,039	$4,962
Less: Reimbursement of research and development expense	19	219
Research and development expense, net of reimbursements	$4,020	$4,743
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

Amortization of Debt Discount
The Company's Term Loan with Solar is recorded net of debt discount which is comprised of issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Term Loan (Note 8). The resulting debt discount is being amortized over the term of the loan payable using the straight-line method, which approximates the effective interest method, and the amortization of debt discount is included in the accompanying statements of operations.
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, officers, and directors based on the estimated fair values of the awards as of grant date. The Company values equity instruments and stock options granted to employees and non-employee directors using the Black-Scholes valuation model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods and forfeitures are recognized in stock-based compensation when they occur.
Basic and Diluted Net Loss per Share of Common Stock
The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share ("Topic 260”). Basic and diluted net loss per common share was determined by dividing net loss by the weighted average number of common shares outstanding during the period.
The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	March 31,
	2017	2016
Warrants to purchase Series C-1 Preferred	14,033	14,033
Warrants to purchase common stock associated with Loan Agreement	122,435	—
Stock options	2,770,029	1,450,453

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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard is effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company did not early adopt ASU 2014-15. The Company adopted ASU 2014-15 in 2016 and ASU 2014-15 did not materially impact the Company's financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation, or ASU 2016-09. The new guidance is an update to ASC 718 and simplifies several aspects of the accounting for share-based transactions. For public companies, ASU 2016-09 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company adopted ASU 2016-09 in the three month period ended March 31, 2017, and ASU 2016-09 did not materially impact the Company's financial statements.

3.	Short-term Investments
The following table summarizes the held-to-maturity securities at March 31, 2017 (dollars in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government securities	$34,991	$35	$70	$34,956
Total short-term investments	$34,991	$35	$70	$34,956
As of March 31, 2017, the Company has $35.0 million of held-to-maturity investments with contractual maturities less than one year.

4.	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at March 31, 2017 and 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Prepaid SCY-078 development services	$121	$153
Prepaid insurance	87	243
Other prepaid expenses	93	71
Other receivable due from R-Pharm	252	233
Other current assets	138	41
Total prepaid expenses and other current assets	$691	$741

5.	Accrued Expenses
Accrued expenses consisted of the following at March 31, 2017 and 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Accrued research and development expenses	$596	$318
Accrued employee bonus compensation	203	730
Employee withholdings	6	22
Other accrued expenses	252	198
Total accrued expenses	$1,057	$1,268

6.	Borrowings
On September 30, 2016, the Company entered into the Loan Agreement with Solar, in its capacity as administrative and collateral agent and as lender. Pursuant to the Loan Agreement, Solar is providing the Company with a 48-month secured Term Loan in the amount of $15.0 million.  The Term Loan bears interest at a floating rate equal to the LIBOR rate in effect plus 8.49% and the Company is required to make interest-only payments on the Term Loan beginning November 1, 2016 and continuing through March 1, 2018.  Beginning April 1, 2018 (the “Amortization Date”), the Company is required to make monthly payments of interest plus equal monthly principal payments from the Amortization Date through the Maturity Date of the Term Loan.  If the Company receives certain positive clinical data prior to March 31, 2018, and receives unrestricted net cash proceeds of not less than $20.0 million after September 8, 2016, from certain financing, licensing, or other non-dilutive agreements, the Amortization Date is extended for an additional six months (extending the interest-only period by six months).  However, the ultimate term of the Term Loan is not extended and the equal monthly payments of principal will be calculated based on the remaining term of the Term Loan.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company other than its intellectual property, which is subject to a negative pledge.
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

Future principal debt payments on the currently outstanding Term Loan payable as of March 31, 2017 are as follows (dollars in thousands):

2017	$—
2018	4,500
2019	6,000
2020	4,500
Total principal payments	15,000
Final fee due at maturity	750
Total principal and final fee payment	15,750
Unamortized discount and debt issuance costs	(1,398)
Less current portion	—
Loan payable, long term	$14,352

7.	Commitments and Contingencies
Leases
The Company leases its headquarters facilities under a long-term non-cancelable operating lease. On July 13, 2015, the Company entered into a sublease (the "Sublease") that became effective July 22, 2015, to sublet certain premises consisting of 10,141 square feet of space (the "Subleased Premises") located at 101 Hudson Street, Jersey City, New Jersey from Optimer Pharmaceuticals, Inc. The term of the Sublease commenced on August 1, 2015 (the "Commencement Date") and is scheduled to expire on July 30, 2018. No base rent was due under the Sublease until one month after the Commencement Date. Under the Sublease, the Company is obligated to pay monthly base rent of approximately twenty-five thousand dollars per month, which amount increases by 3% annually on each anniversary of the Commencement Date. In addition, the Company was required to fund a security deposit with the sublandlord in the amount of $0.1 million.
Rent expense was approximately $0.1 million for the three months ended March 31, 2017. Future minimum lease payments for all operating leases as of March 31, 2017 are as follows (dollars in thousands):

March 31, 2017 to December 31, 2017	$231
2018	182
Thereafter	—
Total	$413
License Arrangement with Potential Future Expenditures
As of March 31, 2017, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to SCY-078 in the field of human health. SCY-078 is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalty percentages are mid- to high-single digits.
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
The Company has two additional licensing agreements for other compounds that could require it to make payments of up to $2.3 million upon achievement of certain milestones by the Company.
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
Legal Proceeding
On March 8, 2017, a purported stockholder class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers, captioned Gibson v. Scynexis, Inc., et al.  The action was filed on behalf of a putative class of all persons who purchased or otherwise acquired the Company's securities (1) pursuant or traceable to the Company's IPO, or (2) on the open market between May 2, 2014, and March 2, 2017.  It asserts claims for violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.  The Company believes that the claims lack merit and intends to defend the litigation vigorously.
ASC Topic 450, Contingencies requires a loss contingency to be accrued by a charge to operating results if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal costs in connection with a loss contingency are expensed as incurred. As of March 31, 2017, the Company has not recognized a liability associated with the class action lawsuit.

8.	Stockholders' Equity
Authorized, Issued, and Outstanding Common Shares
The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of March 31, 2017, and December 31, 2016; 25,536,533 and 24,609,411 shares were issued and outstanding at March 31, 2017, and December 31, 2016, respectively. The following table summarizes common stock share activity for the three months ended March 31, 2017 (dollars in thousands):

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	24,609,411	$24	$214,918	$(180,123)	$34,819
Cumulative stock-based compensation forfeiture adjustment	—	—	67	(67)	—
Net loss	—	—	—	(4,869)	(4,869)
Stock-based compensation expense	—	—	396	—	396
Common stock issued through employee stock purchase plan	7,667	—	17	—	17
Common stock issued under Shelf Registration, net of expenses	919,455	1	3,169	—	3,170
Balance, March 31, 2017	25,536,533	$25	$218,567	$(185,059)	$33,533
Shares Reserved for Future Issuance
The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2017	December 31, 2016
Outstanding stock options	2,770,029	1,819,444
Outstanding Series C-1 Preferred warrants	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	702,712	668,921
For possible future issuance under Employee Stock Purchase Plan (Note 9)	94,082	72,338
For possible future issuance under 2015 Inducement Plan (Note 9)	165,000	165,000
Total common shares reserved for future issuance	8,087,041	7,080,921
Warrants Associated with Convertible Preferred Stock Issuances

In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Preferred Stock, which converted into the right to purchase 14,033 shares of common stock in connection with our IPO, however, the Company refers to these warrants as its Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued in conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of $45.61 per share of common stock in connection with the Company's IPO. These warrants remain outstanding as of March 31, 2017 and will expire on May 7, 2019, which is the five year anniversary of the Company's IPO. The fair value at the date of grant for these instruments was $0.5 million, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period. As of March 31, 2017 and December 31, 2016, the fair value of the warrant derivative liability was zero.
Warrants Associated with June 2016 Public Offering
On June 21, 2016, the Company completed the June 2016 Public Offering of its common stock and warrants pursuant to the Company's effective Shelf Registration (see Note 1). Each purchaser received a warrant to purchase 0.45 of a share for each share purchased in the June 2016 Public Offering. There is not expected to be any trading market for the warrants. Each warrant was exercisable immediately upon issuance, will expire five years from the date of issuance, and has an exercise price of $3.00 per share. The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations. During the three months ended March 31, 2017, the Company recorded a gain of $1.5 million due to the change in fair value of the warrant liability. As of March 31, 2017, the fair value of the warrant liability was $5.1 million.
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
2014 Equity Incentive Plan
In February 2014, the Company’s board of directors adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which was subsequently ratified by its stockholders and became effective on May 2, 2014 (the “Effective Date”). The 2014 Plan, as amended on June 18, 2014 and February 25, 2015, is the successor to and continuation of the 2009 Stock Option Plan. As of the Effective Date, no additional awards will be granted under the 2009 Stock Option Plan, but all stock awards granted under the 2009 Stock Option Plan prior to the Effective Date will remain subject to the terms of the 2009 Stock Option Plan. All awards granted on and after the Effective Date will be subject to the terms of the 2014 Plan. The 2014 Plan provides for the grant of the following awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards ("RSUs"), and (vi) other stock awards. Employees, directors, and consultants are eligible to receive awards.
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
Pursuant to the terms of the 2014 Plan, on January 1, 2017, 2016 and 2015, the Company automatically added 984,376, 556,223, and 340,484 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of March 31, 2017, there were 702,712 shares of common stock available for future issuance under the 2014 Plan.
2015 Inducement Plan
On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan, or the 2015 Plan. The 2015 Plan has a share reserve covering 450,000 shares of common stock. During the three months ended March 31, 2017, there were no grants of the Company's common stock under the 2015 Inducement Plan. As of March 31, 2017, there were 165,000 shares of common stock available for future issuance under the 2015 Plan.
The activity for the 2009 Stock Option Plan, 2014 Plan and 2015 Plan for the three months ended March 31, 2017, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2016	1,819,444	$7.52	6.98	$32
Granted	950,658	$3.10
Exercised	—	$—
Canceled	(73)	$9.64
Outstanding — March 31, 2017	2,770,029	$6.00	7.36	$14
Exercisable — March 31, 2017	1,138,970	$8.26	5.49	$9
Vested or expected to vest — March 31, 2017	2,770,029	$6.00	7.36	$14
RSU activity under the 2014 Plan for the three months ended March 31, 2017, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2016	—	—
Granted	44,032	$3.10
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2017	44,032	—
The fair value of RSUs is based on the market price of the Company's common stock on the date of grant. RSUs are only issued to non-executive employees and vest 25% annually over a four year period from the date of grant. Upon vesting, the RSUs are net share settled to cover the required withholding tax with the remaining shares issued to the holder. The Company recognizes compensation expense for such awards ratably over the corresponding vesting period.
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
In the three months ended March 31, 2017, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 7,667 shares of common stock under the ESPP. During the three months ended March 31, 2016, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 1,229 shares of common stock under the ESPP. As of March 31, 2017, there were 94,082 shares of common stock available for future issuance under the ESPP.
Stock-based Compensation Expense
The stock-based compensation expense that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the ESPP was $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $0 for both the three months ended March 31, 2017 and 2016. Cash received from options exercised was $0 for both the three months ended March 31, 2017, and 2016.
Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$94	$70
Selling, general and administrative	302	204
Total stock-based compensation expense	$396	$274

10.	Fair Value Measurements
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of March 31, 2017 and December 31, 2016 for financial instruments measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Cash on deposit	$9,767	$9,767	—	—
Money market funds	25,889	25,889	—	—
Total assets	$35,656	$35,656	—	—

Warrant liability	$6,601	—	—	$6,601
Total liabilities	$6,601	—	—	$6,601

March 31, 2017
Cash on deposit	$631	$631	—	—
Money market funds	19,277	19,277	—	—
Total assets	$19,908	$19,908	—	—

Warrant liability	$5,078	—	—	$5,078
Total liabilities	$5,078	—	—	$5,078
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
A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (dollars in thousands):

Balance - January 1, 2017	$6,601
Gain adjustment to fair value	(1,523)
Balance - March 31, 2017	$5,078

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three months ended March 31, 2017, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2017. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

Overview
SCYNEXIS is a biotechnology company committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative anti-infective therapies. We are developing our lead product candidate, SCY-078, as the first representative of a novel intravenous and oral triterpenoid antifungal family for the treatment of several fungal infections, including serious and life-threatening invasive fungal infections. SCY-078 is a structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of Candida and Aspergillus species, including multidrug-resistant strains. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the pharmacokinetics and safety profile of the oral and intravenous (IV) formulations of SCY-078 in multiple Phase 1 studies. In a Phase 2 study, evaluating oral SCY-078 as a step-down therapy in patients with invasive candidiasis, we confirmed that oral SCY-078 achieved the intended plasma exposure for efficacy and was well-tolerated. In another Phase 2 proof-of-concept study, evaluating oral SCY-078 in patients with vulvovaginal candidiasis (VVC), we observed numerically higher clinical cure rates at test-of-cure and fewer recurrences of VVC at the four-month follow-up when compared to the standard of care (oral fluconazole).
On March 2, 2017, the U.S. Food and Drug Administration (FDA) required us to hold the initiation of any new clinical studies with the intravenous (IV) formulation of SCY-078 due to three thrombotic events in healthy volunteers receiving IV SCY-078 in a Phase 1 study. We recently met with the FDA to discuss the necessary requirements to lift the clinical hold on the development of the IV formulation of SCY-078. Based on the feedback from this meeting, we plan to submit to the FDA a comprehensive analysis of data from preclinical and clinical studies, including recently completed and planned preclinical studies, to clarify the potential contribution of the IV formulation of SCY-078 to thrombotic events. We expect these data, once compiled, will provide adequate evidence to support a request to the FDA to lift the clinical hold on the IV formulation of SCY-078. Upon lifting of the clinical hold, we plan to test the intended IV dose regimen first in healthy volunteers before initiating our planned Phase 2 study for treatment of patients with invasive Candida infections. As a result, we now anticipate the commencement of this Phase 2 study to occur in 2018. Despite our confidence in our plan, there can be no assurance that the FDA will lift the clinical hold on the initiation of any new clinical studies with the IV formulation of SCY-078 or agree with our trial design to permit us to commence these studies. Given the multiple steps required and uncertainty around outcomes, anticipated timing for initiation of a Phase 2 study is a prediction based on our existing operating plan.
The clinical hold does not apply to the oral formulation of SCY-078, therefore ongoing and future clinical development using the oral formulation of SCY-078 are not affected by this regulatory action. We have opened sites in the U.S. for the oral SCY-078 open-label study for the treatment of invasive fungal infections that are refractory to or intolerant of standard antifungal agents (FURI study). We expect enrollment in this study to commence in the second quarter of 2017. In addition, we are currently pursuing other indications with the oral formulation of SCY-078, including VVC.
At the 27th European Congress of Clinical Microbiology and Infectious Diseases (ECCMID), we had several clinical and non-clinical presentations supporting the broad spectrum activity of SCY-078 against fungal infections in multiple settings and indications. The main conclusions from the poster presentations included:

•	in vitro data showing the antifungal activity of SCY-078 against the emerging drug-resistant fungal infection Candida auris; and

•	in vitro data showing synergies of SCY-078 in combination with other antifungals against Aspergillus.
We are encouraged by the SCY-078 clinical and non-clinical data presented at ECCMID. Subsequent activities for potential indications including C. auris and invasive aspergillosis are under evaluation.
SCY-078 holds both Fast Track and Qualified Infectious Disease Product (QIDP) designations for the IV and oral formulations for the indications of invasive candidiasis (including candidemia) and invasive aspergillosis. SCY-078 also holds Orphan Drug designation for both indications. These designations are designed to facilitate the development of and expedite review of drugs by allowing companies to interact with the FDA review team frequently. Additionally, the orphan drug designation of SCY-078 provides seven years of market exclusivity in the U.S. following FDA approval, which in conjunction with the granted QIDP designation (which provides an additional five years of exclusivity) provides SCYNEXIS with a potential 12 years of market exclusivity upon FDA approval of SCY-078.
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
We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and a public offering of our common stock and warrants in June 2016. We received an aggregate of $113.4 million in net proceeds from the issuance of our common stock in these three offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $54.9 million as of March 31, 2017.
We have incurred net losses since our inception, including the year ended December 31, 2016, and the three months ended March 31, 2017. As of March 31, 2017, our accumulated deficit was $185.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase as we continue to execute our research and drug development strategy. We also expect that we will continue to incur selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015, and declared effective on November 16, 2015, including the related at-the-market facility entered into on April 11, 2016, with Cantor Fitzgerald & Co., or Cantor.
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
Other Expense (Income)
All of our other expense (income) recognized in the three months ended March 31, 2017, consists of interest income, amortization of debt discount, interest expense, and the warrant liability fair value adjustment.
Results of Operations for the Three Months Ended March 31, 2017 and 2016
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Period-to-Period Change
Revenue	$64	$64	—	—%
Operating expenses:
Research and development, net	4,020	4,743	(723)	(15.2)%
Selling, general and administrative	2,060	2,533	(473)	(18.7)%
Total operating expenses	6,080	7,276	(1,196)	(16.4)%
Loss from operations	(6,016)	(7,212)	1,196	(16.6)%
Other (income) expense:
Amortization of debt discount	100	—	100	—
Interest income	(69)	(28)	(41)	146.4%
Interest expense	345	—	345	—
Warrant liability fair value adjustment	(1,523)	—	(1,523)	—
Total other income	(1,147)	(28)	(1,119)	3,996.4%
Net loss	$(4,869)	$(7,184)	2,315	(32.2)%
Revenue. For the three months ended March 31, 2017, revenue remained consistent when compared to the three months ended March 31, 2016. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
Research and Development. For the three months ended March 31, 2017, research and development expenses decreased to $4.0 million from $4.7 million for the three months ended March 31, 2016. The decrease of $0.7 million, or 15.2%, for the three months ended March 31, 2017, was primarily driven by a decrease of $0.6 million in clinical development and a decrease of $0.7 million in chemistry, manufacturing, and controls (CMC), offset in part by a $0.3 million increase in preclinical development and a $0.3 million increase in professional services. The $0.6 million decrease in clinical development for the three months ended March 31, 2017, was primarily driven by those SCY-078 development factors as described in the "Overview" section and the expense recognized for our Phase 2 study evaluating oral SCY-078 as a step-down therapy in patients with invasive candidiasis and our Phase 2 proof-of-concept study of oral SCY-078 in patients with VVC that were both ongoing in the prior comparable quarter and completed in 2016. The $0.7 million decrease in CMC expense for the three months ended March 31, 2017, is primarily driven by a $0.8 million decrease in our SCY-078 manufacturing costs.
Selling, General & Administrative. For the three months ended March 31, 2017, selling, general and administrative expenses decreased to $2.1 million from $2.5 million for the three months ended March 31, 2016. The decrease of $0.5 million, or 18.7%, was primarily the result of a decrease of $0.6 million in consulting and professional services recognized in the prior comparable quarter associated with the transition from our former corporate headquarters, offset by an increase of $0.1 million in stock-based compensation expense.
Interest Income. During the three months ended March 31, 2017, we recognized $0.1 million in interest income associated with the short-term investments.
Interest Expense. During the three months ended March 31, 2017, we recognized $0.3 million in interest expense associated with the Loan Agreement with Solar.
Warrant Liability Fair Value Adjustment. On June 21, 2016, we sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of our common stock at a public offering price of $2.40 per share of common stock sold. We accounted for these warrants as a liability instrument measured at their fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. For the three months ended March 31, 2017, we recognized a $1.5 million gain in the fair value adjustment related to the warrant liability.
Liquidity and Capital Resources
Sources of Liquidity
Through March 31, 2017, we have funded our operations through revenue from development services and from net proceeds from debt and equity issuances. As of March 31, 2017, we had cash and cash equivalents and short-term investments of approximately $54.9 million, compared to $58.6 million as of December 31, 2016. The decrease in our cash and cash equivalents and short-term investments was primarily due to the continued development costs associated with our lead product candidate, SCY-078. We have incurred net losses since our inception, including the three months ended March 31, 2017. As of March 31, 2017, our accumulated deficit was $185.1 million.
We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015, and declared effective on November 16, 2015, including the related at-market-facility entered into on April 11, 2016 with Cantor.
Cash Flows
The following table sets forth the significant sources and uses of cash for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three months ended March 31,
	2017	2016
Cash and cash equivalents, January 1	$35,656	$46,985
Net cash used in operating activities	(6,772)	(8,960)
Net cash used in investing activities	(12,163)	(14)
Net cash provided by financing activities	3,187	5
Net decrease in cash and cash equivalents	(15,748)	(8,969)
Cash and cash equivalents, March 31	$19,908	$38,016
Operating Activities
The $2.2 million decrease in net cash used in operating activities for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to decreases in costs associated with SCY-078 development efforts and public reporting company operations. We expect that our research and development expenses will continue to increase as we pursue our SCY-078 development efforts described in the "Overview" section above and we expect we will continue to incur selling, general and administrative expenses to support our operations.

Net cash used in operating activities of $6.8 million for the three months ended March 31, 2017, primarily consisted of the $4.9 million net loss adjusted for non-cash charges that included the non-cash component for the change in fair value of warrant liability of $1.5 million and stock-based compensation expense of $0.4 million, plus a net unfavorable change in operating assets and liabilities of $1.0 million. The net unfavorable change in operating assets and liabilities included a decrease in accounts payable and accrued expenses of $0.4 million and an increase in prepaid expenses, other assets, and deferred costs of $0.5 million. The increase in prepaid expenses, other assets, and deferred costs is primarily due to a $0.6 million increase in prepaid SCY-078 development services.
Net cash used in operating activities of $9.0 million for the three months ended March 31, 2016, primarily consisted of the $7.2 million net loss adjusted for non-cash charges that included the write off of deferred offering costs of $0.1 million and stock-based compensation expense of $0.3 million, plus a net unfavorable change in operating assets and liabilities of $2.2 million. The net unfavorable change in operating assets and liabilities included a decrease in accrued but unpaid severance and retention costs of $1.8 million plus an increase in prepaid expenses and other assets of $0.5 million. The increase in prepaid expenses and other assets was primarily due to (i) a $0.4 million increase in prepaid SCY-078 development services and (ii) a $0.2 million increase in the receivable balance due from R-Pharm for reimbursable research and development expenditures offset by a decrease in prepaid insurance of $0.2 million.
Investing Activities
Net cash used in investing activities of $12.2 million for the three months ended March 31, 2017, consisted of $18.2 million of investment purchases, partially offset by the maturity of investments of $6.0 million.
Net cash used in investing activities for the three months ended March 31, 2016, consisted of purchases of property and equipment of fourteen thousand dollars.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2017, consisted of gross proceeds from common stock issued under the Shelf Registration of $3.3 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.1 million,
Net cash provided by financing activities of five thousand dollars for the three months ended March 31, 2016, consisted of proceeds from the issuance of shares of our common stock to employees under the terms of our employee stock purchase plan.
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
Based upon our existing operating plan (and accounting for the planned activities intended to address FDA questions and potentially lift the clinical hold on the IV formulation of SCY-078, including the cost of an additional Phase 1 study), we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least early fiscal year 2019. We are currently evaluating our operating plan and assessing the potential cash utilization impact of our updated SCY-078 development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.
Our future capital requirements will depend on many factors, including:

•	the progress, costs, and timing of the clinical development of SCY-078, including the timing of the lifting of the clinical hold on the IV formulation of SCY-078;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the ability of product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs associated with securing, establishing and maintaining commercialization and manufacturing capabilities;

•
our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the costs associated with our securities litigation and the outcome of that litigation;

•	our need to implement additional, as well as to enhance existing, internal systems and infrastructure, including financial and reporting processes and systems; and

•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.
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
Contractual Obligations, Commitments and Contingencies
Our commitments and contingencies, including payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, have been described within Notes 6 and 7 to our unaudited interim financial statements in Part 1 of this Quarterly Report on Form 10-Q.
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
Our critical accounting policies, significant judgments, and estimates are described within Note 2 to our unaudited interim financial statements in Item 1, Part I, of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  Due to the short-term duration and low risk profile of our current investment portfolio, which comprise cash and cash equivalents and short-term investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio.  Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We do not believe that our cash and cash equivalents and short-term investments have significant risk of default or illiquidity. While we believe our cash and cash equivalents and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2017 or 2016.

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
As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 7 of Notes to the Financial Statements contained elsewhere in this report under the caption Legal Proceeding.

Item 1A.	Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6.	Exhibits
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2017

By:	/s/ Eric Francois
Eric Francois Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 8, 2017
INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

10.1
Compensation arrangements with certain executive officers (Filed with the SEC as Exhibit 10.34 to our Annual Report on Form 10-K filed with the SEC on March 13, 2017, SEC File No. 001-36365, and incorporated by reference here).

10.2
Amendment to Commitment to Services Agreement, dated January 17, 2017, between SCYNEXIS, Inc. and Accuratus Lab Services, Inc. (Filed with the SEC as Exhibit 10.35 to our Annual Report on Form 10-K filed with the SEC on March 13, 2017, SEC File No. 001-36365, and incorporated by reference here).

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