Form 10-Q
period 2017-06-30
SCYNEXIS INC
filed 2017-08-08
CIK 1178253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2017, there were 26,722,513 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SCYNEXIS, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$7,450	$35,656
Short-term investments	41,890	22,930
Prepaid expenses and other current assets	1,514	741
Total current assets	50,854	59,327
Other assets	652	120
Deferred offering costs	329	345
Total assets	$51,835	$59,792
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,738	$2,192
Accrued expenses	1,329	1,268
Deferred revenue, current portion	257	257
Loan payable, current portion	1,349	—
Total current liabilities	4,673	3,717
Deferred revenue, non-current	249	378
Deferred rent	—	25
Warrant liability	2,154	6,601
Loan payable, long term	13,103	14,252
Total liabilities	20,179	24,973
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of June 30, 2017 and December 31, 2016; 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized as of June 30, 2017, and December 31, 2016; 26,478,051 and 24,609,411 shares issued and outstanding as of June 30, 2017, and December 31, 2016, respectively	26	24
Additional paid-in capital	220,890	214,918
Accumulated deficit	(189,260)	(180,123)
Total stockholders’ equity	31,656	34,819
Total liabilities and stockholders’ equity	$51,835	$59,792
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$64	$64	$129	$129
Operating expenses:
Research and development, net	4,448	6,659	8,467	11,402
Selling, general and administrative	2,361	1,673	4,420	4,207
Total operating expenses	6,809	8,332	12,887	15,609
Loss from operations	(6,745)	(8,268)	(12,758)	(15,480)
Other (income) expense:
Amortization of debt discount	100	—	200	—
Interest income	(82)	(39)	(150)	(67)
Interest expense	360	—	709	—
Warrant liability fair value adjustment	(2,924)	(101)	(4,447)	(101)
Total other income	(2,546)	(140)	(3,688)	(168)
Net loss	$(4,199)	$(8,128)	$(9,070)	$(15,312)

Net loss per share - basic and diluted	$(0.16)	$(0.56)	$(0.35)	$(1.07)
Weighted average common shares outstanding - basic and diluted	25,813,675	14,590,733	25,590,293	14,248,166
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,070)	$(15,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39	7
Stock-based compensation expense	833	616
Write off of deferred offering costs	—	111
Amortization of investment premium	165	—
Amortization of debt discount	200	—
Change in fair value of warrant liability	(4,447)	(101)
Changes in deferred rent	(7)	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, and deferred costs	(1,326)	(1,003)
Accounts payable and accrued expenses	(411)	278
Accrued severance and retention cost obligations	—	(2,419)
Deferred revenue	(129)	(128)
Net cash used in operating activities	(14,153)	(17,951)
Cash flows from investing activities:
Maturities of investments	25,497	—
Purchases of property and equipment	(2)	(14)
Purchase of investments	(44,622)	(12,472)
Net cash used in investing activities	(19,127)	(12,486)
Cash flows from financing activities:
Proceeds from common stock issued	5,224	23,077
Payments of deferred offering costs and underwriting discounts and commissions	(168)	(1,765)
Proceeds from employee stock purchase plan issuance	18	5
Net cash provided by financing activities	5,074	21,317
Net decrease in cash and cash equivalents	(28,206)	(9,120)
Cash and cash equivalents, beginning of period	35,656	46,985
Cash and cash equivalents, end of period	$7,450	$37,865
Supplemental cash flow information:
Cash paid for interest	$709	$—
Cash received for interest	$307	$67
Noncash financing and investing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$205
Deferred offering costs reclassified to additional-paid-in capital	$15	$65
The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business and Basis of Preparation
Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative anti-infective therapies. The Company is developing its lead product candidate, SCY-078, as the first representative of a novel oral and intravenous triterpenoid antifungal family for the treatment of several fungal infections, including serious and life-threatening invasive fungal infections.
The Company recently initiated dosing in its phase 2 dose-finding study (DOVE study) evaluating oral SCY-078 for the treatment of vulvovaginal candidiasis (VVC). The Company expects to report top-line results for this study in mid-2018.

The DOVE study is a randomized, multicenter, double-blind, active-controlled, dose-finding study designed to evaluate the safety and efficacy of oral SCY-078 versus oral fluconazole in adult female patients. Approximately 180 patients with moderate to severe acute VVC will be randomized to one of five different regimens of oral SCY-078 or oral fluconazole, the current standard of care. The study is to assess the efficacy, safety, tolerability and pharmacokinetics of oral SCY-078. Efficacy will be measured by the percentage of patients with clinical cure (complete resolution of signs and symptoms) at the test-of-cure visit at day 10 (primary endpoint) and at a follow-up visit on day 25. Other efficacy endpoints will include mycological eradication (negative fungal culture) at the same time points.
On March 2, 2017, the Company announced that the U.S. Food and Drug Administration ("FDA") required the Company to hold the initiation of any new clinical studies with the IV formulation of SCY-078. Ongoing and future clinical development using the oral formulation of SCY-078 are unaffected by this regulatory action. Based on feedback from the FDA, the Company plans to submit to the FDA a comprehensive analysis of data from preclinical and clinical studies, including recently completed and planned preclinical studies, to support a request to the FDA to lift the clinical hold on the IV formulation of SCY-078. There can be no assurance that the FDA will lift the clinical hold on the initiation of any new clinical studies with the IV formulation of SCY-078 or agree with the Company's trial designs involving the IV formulation of SCY-078.
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
Shelf Registration Filing
On October 30, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective on November 16, 2015. The registration statement contained two prospectuses:

•
a base prospectus which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of the Company's common stock, preferred stock, debt securities and warrants, including common stock or preferred stock issuable upon conversion of debt securities, common stock issuable upon conversion of preferred stock, or common stock, preferred stock or debt securities issuable upon the exercise of warrants (the "Shelf Registration"), and

•
a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40.0 million of the Company's common stock that may be issued and sold under a sales agreement with Cowen and Company, LLC ("Cowen"). On April 10, 2016, the Company terminated the sales agreement with Cowen and on April 11, 2016, entered into a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). Pursuant to the Sales Agreement, the Company may sell from time to time, at its option, up to an aggregate of $40.0 million of the Company’s common stock, through Cantor, as sales agent. Pursuant to the Sales Agreement, sales of the common stock, if any, will be made under the Company’s previously filed and currently effective registration statement on Form S-3 (File No. 333-207705).

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
Unaudited Interim Financial Information
The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. Certain prior period cash flow presentations have been reclassified to conform to the current period presentation and the reclassifications do not materially impact the Company's interim financial statements. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results for the full year or the results for any future periods. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 13, 2017.
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

2.	Summary of Significant Accounting Policies
Concentration of Credit Risk
Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash on deposit and cash equivalents held with one bank which exceed FDIC insured limits and certain short-term investments. Ongoing credit evaluations of the customer’s financial condition are performed and independent credit ratings for the associated counterparties are reviewed by the Company and collateral is not required. The Company's money market fund investment (recognized as cash and cash equivalents) is with what the Company believes to be a high quality issuer. The Company has not experienced any losses in such account.
Cash and Cash Equivalents
The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents. The Company's cash and cash equivalents include cash on deposit and a money market fund.
Short-Term Investments

The Company's held-to-maturity investments in U.S. government securities, commercial paper, and its repurchase agreement are carried at amortized cost and any premiums or discounts are amortized or accreted through the maturity date of the investment. Any impairment that is not deemed to be temporary is recognized in the period identified.
Deferred Offering Costs
Deferred offering costs are expenses directly related to the Form S-3 filed with the SEC on October 30, 2015 and declared effective on November 16, 2015. These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the Shelf Registration. Deferred costs associated with the Shelf Registration are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Shelf Registration, with any remaining deferred offering costs to be charged to the results of operations at the end of the three-year life of the Shelf Registration. During the three months ended March 31, 2016, the Company expensed $0.1 million of deferred offering costs associated with the Shelf Registration as a result of the termination of the "at the market" offering program entered into with Cowen on November 11, 2015.
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
Revenue Recognition and Deferred Revenue
The Company has entered into arrangements involving intellectual property rights, some of which include multiple elements, such as the sale or license of intellectual property and the provision of development services. Under these arrangements, the Company may be entitled to receive development milestone payments and royalties in the form of a designated percentage of product sales.
The Company assesses these contractual arrangements, and presents costs incurred and payments received in accordance with ASC 808, Collaborative Arrangements ("Topic 808"), when the Company determines that the contractual arrangement includes a joint operating activity, has active participation by both parties, and both parties are subject to significant risks and rewards under the arrangement. When reimbursement payments are due to the Company under a collaborative arrangement within the scope of Topic 808, the Company determines the appropriate classification for each specific reimbursement payment in the statements of operations by considering (i) the nature of the arrangement, (ii) the nature of the Company’s business operations, and (iii) the contractual terms of the arrangement. The Company's August 2013 development, license, and supply agreement with R- Pharm, CJSC (“R-Pharm”), combined with the supplemental arrangement in November 2014, is a collaborative arrangement pursuant to Topic 808.
When entering into any arrangement involving intellectual property rights, the Company also determines whether the arrangement includes multiple deliverables and is subject to accounting guidance in ASC subtopic 605-25, Multiple-Element Arrangements. If the Company determines that an arrangement includes multiple elements, it determines whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting. An element qualifies as a separate unit of accounting when the delivered element has standalone value to the customer. The Company’s arrangements do not include a general right of return relative to delivered elements. Any delivered elements that do not qualify as separate units of accounting are combined with other undelivered elements within the arrangement as a single unit of accounting. If the arrangement constitutes a single combined unit of accounting, the Company determines the revenue recognition method for the combined unit of accounting and recognizes the revenue over the period from inception through the date the last deliverable within the single unit of accounting is delivered.
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
The Company’s deferred revenue includes non-refundable upfront payments received under certain licensing and collaboration arrangements that contain substantive performance obligations that the Company is providing over respective defined service or estimated relationship periods. Such non-refundable upfront payments are recognized over these defined service or estimated relationship periods. The Company received a non-refundable upfront payment of $1.5 million from R-Pharm in August 2013 which is being recognized over a period of 70 months. The Company recognized revenue in continuing operations from this upfront payment of $0.1 million for the three and six months ended June 30, 2017.
The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. The Company recorded receivables for unpaid reimbursement amounts due from R-Pharm of $0.3 million and $0.2 million as of June 30, 2017 and December 31, 2016, respectively, which are presented in prepaid expenses and other current assets in the accompanying balance sheets.
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

Reimbursements of certain research and development costs by parties under collaborative arrangements have been recorded as a reduction of research and development expense presented within the statement of operations. Such reimbursements were recognized under the collaboration arrangement with R-Pharm during the three and six months ended June 30, 2017. Information about the Company’s research and development expenses and reimbursements due under collaboration arrangements for the three and six months ended June 30, 2017 and 2016, is presented as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expense, gross	$4,448	$6,827	$8,486	$11,789
Less: Reimbursement of research and development expense	—	168	19	387
Research and development expense, net of reimbursements	$4,448	$6,659	$8,467	$11,402
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

Amortization of Debt Discount
The Company's Term Loan with Solar is recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Term Loan (Note 8). The resulting debt discount is being amortized over the term of the Term Loan using the straight-line method, which approximates the effective interest method, and the amortization of debt discount is included in the accompanying statements of operations.
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

	June 30,
	2017	2016
Warrants to purchase Series C-1 Preferred	14,033	14,033
Warrants to purchase common stock associated with Loan Agreement	122,435	—
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Stock options	2,802,174	1,804,473
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation, or ASU 2017-09. The new guidance is an update to ASC 718 and simplifies the modification accounting for share-based payment awards. For public companies, ASU 2017-09 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact that the implementation of ASU 2017-09 will have on the Company’s financial statements.

3.	Short-term Investments
The following table summarizes the held-to-maturity securities held at June 30, 2017 (dollars in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2017
U.S. government securities	$21,910	$52	$(73)	$21,889
Commercial paper	6,980	—	—	6,980
Repurchase agreement	13,000	—	—	13,000
Total short-term investments	$41,890	$52	$(73)	$41,869
All held-to-maturity short-term investments at June 30, 2017 will mature in less than one year. The gross unrealized gains and losses for the Company's commercial paper and repurchase agreement are not significant.

4.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (dollars in thousands):

	June 30, 2017	December 31, 2016
Prepaid SCY-078 development services	$605	$153
Prepaid insurance	537	243
Other prepaid expenses	97	71
Other receivable due from R-Pharm	251	233
Other current assets	24	41
Total prepaid expenses and other current assets	$1,514	$741

5.	Accrued Expenses
Accrued expenses consisted of the following (dollars in thousands):

	June 30, 2017	December 31, 2016
Accrued research and development expenses	$561	$318
Accrued employee bonus compensation	421	730
Employee withholdings	23	22
Other accrued expenses	324	198
Total accrued expenses	$1,329	$1,268

6.	Borrowings
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
Future principal debt payments on the currently outstanding Term Loan payable as of June 30, 2017 are as follows (dollars in thousands):

2017	$—
2018	4,500
2019	6,000
2020	4,500
Total principal payments	15,000
Final fee due at maturity	750
Total principal and final fee payment	15,750
Unamortized discount and debt issuance costs	(1,298)
Less current portion	(1,349)
Loan payable, long term	$13,103

7.	Commitments and Contingencies
Leases
The Company leases its headquarters facilities under a long-term non-cancelable operating lease. On July 13, 2015, the Company entered into a sublease (the "Sublease") that became effective July 22, 2015, to sublet certain premises consisting of 10,141 square feet of space (the "Subleased Premises") located at 101 Hudson Street, Jersey City, New Jersey from Optimer Pharmaceuticals, Inc. The term of the Sublease commenced on August 1, 2015 (the "Commencement Date") and is scheduled to expire on July 30, 2018. No base rent was due under the Sublease until one month after the Commencement Date. Under the Sublease, the Company is obligated to pay monthly base rent of approximately twenty-five thousand dollars per month, which amount increases by 3% annually on each anniversary of the Commencement Date. In addition, the Company was required to fund a security deposit with the sublandlord in the amount of $0.1 million. Rent expense was approximately $0.1 million for the three and six months ended June 30, 2017. Future minimum lease payments for all operating leases as of June 30, 2017 are as follows (dollars in thousands):

June 30, 2017 to December 31, 2017	$155
2018	182
Thereafter	—
Total	$337
License Arrangement with Potential Future Expenditures
As of June 30, 2017, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to SCY-078 in the field of human health. SCY-078 is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalty percentages are mid- to high-single digits.
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
ASC Topic 450, Contingencies requires a loss contingency to be accrued by a charge to operating results if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal costs in connection with a loss contingency are expensed as incurred. As of June 30, 2017, the Company has not recognized a liability associated with the class action lawsuit contingency.

8.	Stockholder's Equity
Authorized, Issued, and Outstanding Common Stock
The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of June 30, 2017, and December 31, 2016; 26,478,051 and 24,609,411 shares were issued and outstanding at June 30, 2017, and December 31, 2016, respectively. The following table summarizes common stock share activity for the six months ended June 30, 2017 (dollars in thousands):

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	24,609,411	$24	$214,918	$(180,123)	$34,819
Cumulative stock-based compensation forfeiture adjustment	—	—	67	(67)	—
Net loss	—	—	—	(9,070)	(9,070)
Stock-based compensation expense	—	—	833	—	833
Common stock issued through employee stock purchase plan	7,667	—	18	—	18
Common stock issued under Shelf Registration, net of expenses	1,860,973	2	5,054	—	5,056
Balance, June 30, 2017	26,478,051	$26	$220,890	$(189,260)	$31,656

Shares Reserved for Future Issuance
The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2017	December 31, 2016
Outstanding stock options	2,802,174	1,819,444
Outstanding Series C-1 Preferred warrants	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	622,535	668,921
For possible future issuance under Employee Stock Purchase Plan (Note 9)	94,082	72,338
For possible future issuance under 2015 Inducement Plan (Note 9)	165,000	165,000
Total common shares reserved for future issuance	8,039,009	7,080,921
Warrants Associated with Convertible Preferred Stock Issuances
In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Preferred Stock, which converted into the right to purchase 14,033 shares of common stock in connection with the Company's IPO; however, the Company refers to these warrants as its Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued in conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of $45.61 per share of common stock in connection with the Company's IPO. These warrants remain outstanding as of June 30, 2017 and will expire on May 7, 2019, which is the five year anniversary of the Company's IPO. The fair value at the date of grant for these instruments was $0.5 million, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period. As of June 30, 2017 and December 31, 2016, the fair value of the warrant derivative liability was zero.
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
The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations. During the three and six months ended June 30, 2017, the Company recorded a gain of $2.9 million and $4.4 million, respectively, due to the change in fair value of the warrant liability. As of June 30, 2017, the fair value of the warrant liability was $2.2 million.
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
2009 Stock Option Plan
The Company had a share-based compensation plan (the “2009 Stock Option Plan”) under which the Company granted options to purchase shares of common stock to employees, directors, and consultants as either incentive stock options or nonqualified stock options. Incentive stock options could be granted with exercise prices not less than 100% to 110% of the fair market value of the common stock. Options granted under the plan generally vest over three to four years and expire 10 years from the date of grant.

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
Pursuant to the terms of the 2014 Plan, on January 1, 2017, 2016 and 2015, the Company automatically added 984,376, 556,223, and 340,484 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of June 30, 2017, there were 622,535 shares of common stock available for future issuance under the 2014 Plan.
2015 Inducement Plan
On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan, or the 2015 Plan. The 2015 Plan has a share reserve covering 450,000 shares of common stock. During the six months ended June 30, 2017, there were no grants of the Company's common stock under the 2015 Inducement Plan. As of June 30, 2017, there were 165,000 shares of common stock available for future issuance under the 2015 Plan.
The activity for the 2009 Stock Option Plan, 2014 Plan and 2015 Plan for the six months ended June 30, 2017, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2016	1,819,444	$7.52	6.98	$32
Granted	982,803	$3.07
Exercised	—	$—
Canceled	(73)	$9.64
Outstanding — June 30, 2017	2,802,174	$5.96	7.15	$2
Exercisable — June 30, 2017	1,331,565	$7.72	5.74	$—
Vested or expected to vest — June 30, 2017	2,802,174	$5.96	7.15	$2
Restricted stock unit ("RSU") activity under the 2014 Plan for the six months ended June 30, 2017, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2016	—	—
Granted	48,032	$3.00
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2017	48,032	—
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
In the six months ended June 30, 2017, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 7,667 shares of common stock under the ESPP. During the six months ended June 30, 2016, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 1,229 shares of common stock under the ESPP. As of June 30, 2017, there were 94,082 shares of common stock available for future issuance under the ESPP; and there were no shares issued by the Company under the ESPP during the three months ended June 30, 2017.
Compensation Cost
The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the ESPP was $0.4 million and $0.8 million for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for the three and six months ended June 30, 2017 and 2016. Cash received from options exercised was zero for the three and six months ended June 30, 2017, and 2016.
Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$119	$86	$213	$156
Selling, general and administrative	319	256	620	460
Total	$438	$342	$833	$616

10.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of June 30, 2017 and December 31, 2016 for financial instruments measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Cash on deposit	$9,767	$9,767	—	—
Money market funds	25,889	25,889	—	—
Total assets	$35,656	$35,656	—	—

Warrant liability	$6,601	—	—	$6,601
Total liabilities	$6,601	—	—	$6,601

June 30, 2017
Cash on deposit	$894	$894	—	—
Money market funds	6,556	6,556	—	—
Total assets	$7,450	$7,450	—	—

Warrant liability	$2,154	—	—	$2,154
Total liabilities	$2,154	—	—	$2,154
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
A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (dollars in thousands):

Balance - January 1, 2017	$6,601
Gain adjustment to fair value	(4,447)
Balance - June 30, 2017	$2,154

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,”

“intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2017. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.
Overview
SCYNEXIS is a biotechnology company committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative anti-infective therapies. We are developing our lead product candidate, SCY-078, as the first representative of a novel oral and intravenous triterpenoid antifungal family for the treatment of several fungal infections, including serious and life-threatening invasive fungal infections. SCY-078 is a structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of Candida and Aspergillus species, including multidrug-resistant strains. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the pharmacokinetics and safety profile of the oral and intravenous (IV) formulations of SCY-078 in multiple Phase 1 studies. In a Phase 2 study, evaluating oral SCY-078 as a step-down therapy in patients with invasive candidiasis, we confirmed that oral SCY-078 achieved the intended plasma exposure for efficacy and was well-tolerated. In another Phase 2 proof-of-concept study, evaluating oral SCY-078 in patients with vulvovaginal candidiasis (VVC), we observed numerically higher clinical cure rates at test-of-cure and fewer recurrences of VVC at the four-month follow-up when compared to the standard of care (oral fluconazole).
We recently initiated dosing in our phase 2 dose-finding study (DOVE study) evaluating oral SCY-078 for the treatment of vulvovaginal candidiasis (VVC). We expect to report top-line results for this study in mid-2018.

The DOVE study is a randomized, multicenter, double-blind, active-controlled, dose-finding study designed to evaluate the safety and efficacy of oral SCY-078 versus oral fluconazole in adult female patients. Approximately 180 patients with moderate to severe acute VVC will be randomized to one of five different regimens of oral SCY-078 or oral fluconazole, the current standard of care. The study is to assess the efficacy, safety, tolerability and pharmacokinetics of oral SCY-078. Efficacy will be measured by the percentage of patients with clinical cure (complete resolution of signs and symptoms) at the test-of-cure visit at day 10 (primary endpoint) and at a follow-up visit on day 25. Other efficacy endpoints will include mycological eradication (negative fungal culture) at the same time points.
On March 2, 2017, we announced that the U.S. Food and Drug Administration (FDA) required us to hold the initiation of any new clinical studies with the IV formulation of SCY-078 following three thrombotic events observed in healthy volunteers receiving IV SCY-078 in a Phase 1 study. We met with the FDA in the second quarter to discuss the necessary requirements to lift the clinical hold on the development of the IV formulation of SCY-078. Based on the feedback from this meeting, we plan to submit to the FDA a comprehensive analysis of data from preclinical and clinical studies, including recently completed and planned preclinical studies, to clarify the potential contribution of the IV formulation of SCY-078 to thrombotic events. We expect these data, once compiled, will provide adequate evidence to support a request to the FDA to lift the clinical hold on the IV formulation of SCY-078. Upon lifting of the clinical hold, we plan to test the intended IV dose regimen first in healthy volunteers before initiating our planned Phase 2 study for treatment of patients with invasive Candida infections. As a result, we now anticipate the commencement of this Phase 2 study to occur in 2018. Despite our confidence in our plan, there can be no assurance that the FDA will lift the clinical hold on the initiation of any new clinical studies with the IV formulation of SCY-078 or agree with our trial design to permit us to commence these studies. Given the multiple steps required and uncertainty around outcomes, anticipated timing for initiation of a Phase 2 study is a prediction based on our existing operating plan. The clinical hold does not apply to the oral formulation of SCY-078, therefore ongoing and future clinical development using the oral formulation of SCY-078 are not affected by this regulatory action.
We are continuing to open sites in the U.S. for the oral SCY-078 open-label study for the treatment of invasive fungal infections that are refractory to or intolerant of standard antifungal agents (FURI study). We expect enrollment in this study to commence in the third quarter of 2017. In addition, we are currently assessing other indications with the oral formulation of SCY-078.
We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and a public offering of our common stock and warrants in June 2016. As of June 30, 2017, we had received an aggregate of $113.4 million in net proceeds from the issuance of our common stock in these three offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $49.3 million as of June 30, 2017.

We have incurred net losses since our inception, including the year ended December 31, 2016, and the six months ended June 30, 2017. As of June 30, 2017, our accumulated deficit was $189.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase as we continue to execute our research and drug development strategy. We also expect that we will continue to incur selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015 and declared effective on November 16, 2015, including the related at-the-market facility entered into on April 11, 2016 with Cantor Fitzgerald & Co., or Cantor.
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
Collaborations and Licensing Agreements
We are party to a number of licensing and collaboration agreements with partners in human health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed the rights to SCY-078 in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events as well as tiered royalties based on worldwide sales of SCY-078 when and if it is approved (in 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) R-Pharm, CJSC, or "R-Pharm," a leading supplier of hospital drugs in Russia, granting it exclusive rights in the field of human health to develop and commercialize SCY-078 in Russia and several smaller non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us; (3) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635 for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties; and (4) Cypralis Limited, or "Cypralis," a life sciences company, transferring to it certain cyclophilin inhibitor assets of ours, under which we are eligible to receive milestone payments upon the successful progression of certain Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization.
Components of Operating Results
Revenue
Revenue consists of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm. The R-Pharm arrangement and our revenue recognition policy is described within Note 2 to our unaudited interim financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
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
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation. This includes personnel in executive, finance, human resources, business development, and administrative support functions. Other expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for accounting, auditing, tax and legal services, consulting costs for general and administrative purposes, information systems maintenance and marketing efforts.
Other Expense (Income)
All of our other expense (income) recognized in the three and six months ended June 30, 2017, consists of interest income, amortization of debt discount, interest expense, and the warrant liability fair value adjustment.
Results of Operations for the Three Months Ended June 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Period-to-Period Change
Revenue	$64	$64	$—	—%
Operating expenses:
Research and development, net	4,448	6,659	(2,211)	(33.2)%
Selling, general and administrative	2,361	1,673	688	41.1%
Total operating expenses	6,809	8,332	(1,523)	(18.3)%
Loss from operations	(6,745)	(8,268)	1,523	(18.4)%
Other (income) expense:
Amortization of debt discount	100	—	100	—
Interest income	(82)	(39)	(43)	110.3%
Interest expense	360	—	360	—
Warrant liability fair value adjustment	(2,924)	(101)	(2,823)	2,795.0%
Total other income	(2,546)	(140)	(2,406)	1,718.6%
Net loss	$(4,199)	$(8,128)	$3,929	(48.3)%
Revenue. For the three months ended June 30, 2017, revenue remained consistent when compared to the three months ended June 30, 2016. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
Research and Development. For the three months ended June 30, 2017, research and development expenses decreased to $4.4 million from $6.7 million for the three months ended June 30, 2016. The decrease of $2.2 million, or 33.2%, for the three months ended June 30, 2017 was primarily driven by a decrease of $1.6 million in clinical development and a decrease of $0.6 million in chemistry, manufacturing, and controls (CMC). The $1.6 million decrease in clinical development for the three months ended June 30, 2017, was primarily driven by reduced clinical activities associated with the IV formulation of SCY-078 and the expense recognized for our Phase 2 study evaluating oral SCY-078 as a step-down therapy in patients with invasive candidiasis, our Phase 2 proof-of-concept study of oral SCY-078 in patients with VVC, and our drug-drug interaction studies that were all ongoing in the prior comparable quarter and completed in 2016. The $0.6 million decrease in CMC expense for the three months ended June 30, 2017, was primarily driven by a decrease in our SCY-078 manufacturing costs after a new manufacturer was engaged by us in the second half of 2016.

Selling, General & Administrative. For the three months ended June 30, 2017, selling, general and administrative expenses increased to $2.4 million from $1.7 million for the three months ended June 30, 2016. The increase of $0.7 million, or 41.1%, for the three months ended June 30, 2017 was primarily driven by an increase of $0.3 million in business development related activities, a $0.2 million increase in employee and stock-based compensation, a $0.1 million increase in professional legal fees, and a $0.1 million net increase in other selling, general, and administrative expenses.
Amortization of Debt Discount. During the three months ended June 30, 2017, we recognized $0.1 million in amortization of debt discount. The debt discount comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan and Security Agreement (the "Loan Agreement") with Solar Capital Ltd. (“Solar”), in its capacity as administrative and collateral agent and as lender, entered into in September 2016.
Interest Income. During the three months ended June 30, 2017, we recognized $0.1 million in interest income associated with our short-term investments.
Interest Expense. During the three months ended June 30, 2017, we recognized $0.4 million in interest expense associated with the Loan Agreement with Solar.
Warrant Liability Fair Value Adjustment. On June 21, 2016, we sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of our common stock at a public offering price of $2.40 per share of common stock sold. We accounted for these warrants as a liability instrument measured at their fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. For the three months ended June 30, 2017, we recognized a $2.9 million gain in the fair value adjustment related to the warrant liability primarily due to the decrease in our stock price during the quarter.
Results of Operations for the Six Months Ended June 30, 2017 and 2016
The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016, together with the changes in those items in dollars and percentage (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	Period-to-Period Change
Revenue	$129	$129	$—	—%
Operating expenses:
Research and development, net	8,467	11,402	(2,935)	(25.7)%
Selling, general and administrative	4,420	4,207	213	5.1%
Total operating expenses	12,887	15,609	(2,722)	(17.4)%
Loss from operations	(12,758)	(15,480)	2,722	(17.6)%
Other (income) expense:
Amortization of debt discount	200	—	200	—
Interest income	(150)	(67)	(83)	123.9%
Interest expense	709	—	709	—
Warrant liability fair value adjustment	(4,447)	(101)	(4,346)	4,303.0%
Total other income	(3,688)	(168)	(3,520)	2,095.2%
Net loss	$(9,070)	$(15,312)	6,242	(40.8)%
Revenue. For the six months ended June 30, 2017, revenue remained consistent when compared to the six months ended June 30, 2016. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.
Research and Development. For the six months ended June 30, 2017, research and development expenses decreased to $8.5 million from $11.4 million for the six months ended June 30, 2016. The decrease of $2.9 million, or 25.7%, was primarily driven by a decrease of $2.1 million in clinical development and a decrease of $1.3 million in chemistry, manufacturing, and controls (CMC). The $2.1 million decrease in clinical development for the six months ended June 30, 2017, was primarily driven by reduced clinical activities associated with the IV formulation of SCY-078 and the expense recognized for our Phase 2 study evaluating oral SCY-078 as a step-down therapy in patients with invasive candidiasis, our Phase 2 proof-of-concept study of oral SCY-078 in patients with VVC, and our drug-drug interaction studies that were all ongoing in the prior comparable period and completed in 2016. The $1.3 million decrease in CMC expense for the six months ended June 30, 2017, is primarily driven by a decrease in our SCY-078 manufacturing costs after a new manufacturer was engaged by us in the second half of 2016.
Selling, General & Administrative. For the six months ended June 30, 2017, selling, general and administrative expenses increased to $4.4 million from $4.2 million for the six months ended June 30, 2016. The increase of $0.2 million, or 5.1%, for the six months ended June 30, 2017 was primarily driven by an increase of $0.5 million in business development related activities and a $0.2 million increase in employee and stock-based compensation, offset by a decrease of $0.4 million in consulting services recognized in the prior comparable period associated with the transition from our former corporate headquarters, and a $0.1 million net decrease in other selling, general, and administrative expenses.
Amortization of Debt Discount. During the six months ended June 30, 2017, we recognized $0.2 million in amortization of debt discount. The debt discount is comprised of issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement with Solar Capital Ltd. (“Solar”), in its capacity as administrative and collateral agent and as lender, entered into in September 2016.
Interest Income. During the six months ended June 30, 2017, we recognized $0.2 million in interest income associated with short-term investments.
Interest Expense. During the six months ended June 30, 2017, we recognized $0.7 million in interest expense associated with the Loan Agreement with Solar.
Warrant Liability Fair Value Adjustment. On June 21, 2016, we sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of our common stock at a public offering price of $2.40 per share of common stock sold. We accounted for these warrants as a liability instrument measured at their fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. For the six months ended June 30, 2017, we recognized a $4.4 million gain in the fair value adjustment related to the warrant liability primarily due to the decrease in our stock price during the period.
Liquidity and Capital Resources
Sources of Liquidity
Through June 30, 2017, we have funded our operations from net proceeds from debt and equity issuances and through revenue from development services. As of June 30, 2017, we had cash and cash equivalents and short-term investments of approximately $49.3 million, compared to $58.6 million as of December 31, 2016. The decrease in our cash and cash equivalents and short-term investments was primarily due to the continued development costs associated with our lead product candidate, SCY-078. We have incurred net losses since our inception, including the six months ended June 30, 2017. As of June 30, 2017, our accumulated deficit was $189.3 million.
We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015 and declared effective on November 16, 2015, including the related at-market-facility entered into on April 11, 2016 with Cantor. During the six months ended June 30, 2017, we received net proceeds of $5.1 million ($1.9 million in the second quarter) under our at-the-market facility.
Cash Flows
The following table sets forth the significant sources and uses of cash for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash and cash equivalents, January 1	$35,656	$46,985
Net cash used in operating activities	(14,153)	(17,951)
Net cash used in investing activities	(19,127)	(12,486)
Net cash provided by financing activities	5,074	21,317
Net decrease in cash and cash equivalents	(28,206)	(9,120)
Cash and cash equivalents, June 30	$7,450	$37,865
Operating Activities
The $3.8 million decrease in net cash used in operating activities for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to decreases in costs associated with SCY-078 development efforts. We expect that our research and development expenses will increase as we pursue our SCY-078 development efforts described in the "Overview" section above and we expect we will continue to incur selling, general and administrative expenses to support our operations.
Net cash used in operating activities of $14.2 million for the six months ended June 30, 2017, primarily consisted of the $9.1 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liability of $4.4 million and stock-based compensation expense of $0.8 million, plus a net unfavorable change in operating assets and liabilities of $1.9 million. The net unfavorable change in operating assets and liabilities included a decrease in accounts payable and accrued expenses of $0.4 million and an increase in prepaid expenses, other assets, and deferred costs of $1.3 million. The increase in prepaid expenses, other assets, and deferred costs is primarily due to a $1.0 million increase in prepaid SCY-078 development services and a $0.3 million increase in prepaid insurance.
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
Investing Activities
Net cash used in investing activities of $19.1 million for the six months ended June 30, 2017 consisted primarily of purchases and maturities of short-term investments of $44.6 million and $25.5 million, respectively.
Net cash used in investing activities for the six months ended June 30, 2016 consisted primarily of purchases of short-term investments of $12.5 million.
Financing Activities
Net cash provided by financing activities of $5.1 million for the six months ended June 30, 2017, consisted of gross proceeds from common stock issued under the Shelf Registration of $5.2 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.2 million.
Net cash provided by financing activities of $21.3 million for the six months ended June 30, 2016, consisted of gross proceeds from common stock issued under the Shelf Registration of $23.1 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $1.8 million.
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
Our future capital requirements will depend on many factors, including:

•	the progress, and costs, of the clinical development of SCY-078;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the ability of product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs associated with securing, establishing and maintaining commercialization and manufacturing capabilities;

•
our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the costs associated with our securities litigation and the outcome of that litigation

•	our need to implement additional, as well as to enhance existing, internal systems and infrastructure, including financial and reporting processes and systems; and

•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.
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
Our critical accounting policies, significant judgments, and estimates are described within Note 2 to our unaudited interim financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
This item is not applicable to smaller reporting companies.

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
As of June 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2017

By:	/s/ Eric Francois
Eric Francois Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 8, 2017

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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