Form 10-Q
period 2017-09-30
SCYNEXIS INC
filed 2017-11-07
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 1, 2017, there were 28,558,957 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCYNEXIS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,749	$35,656
Short-term investments	38,960	22,930
Prepaid expenses and other current assets	1,014	741
Total current assets	48,723	59,327
Other assets	577	120
Deferred offering costs	319	345
Total assets	$49,619	$59,792
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,832	$2,192
Accrued expenses	1,737	1,268
Deferred revenue, current portion	257	257
Loan payable, current portion	2,849	—
Total current liabilities	6,675	3,717
Deferred revenue, non-current	185	378
Deferred rent	—	25
Warrant liability	3,792	6,601
Loan payable, long term	11,703	14,252
Total liabilities	22,355	24,973
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of September 30, 2017 and December 31, 2016; 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized as of September 30, 2017, and December 31, 2016; 28,335,836 and 24,609,411 shares issued and outstanding as of September 30, 2017, and December 31, 2016, respectively	28	24
Additional paid-in capital	224,896	214,918
Accumulated deficit	(197,660)	(180,123)
Total stockholders’ equity	27,264	34,819
Total liabilities and stockholders’ equity	$49,619	$59,792

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$64	$64	$193	$193
Operating expenses:
Research and development, net	4,459	4,890	12,927	16,293
Selling, general and administrative	2,004	1,880	6,425	6,086
Total operating expenses	6,463	6,770	19,352	22,379
Loss from operations	(6,399)	(6,706)	(19,159)	(22,186)
Other expense (income):
Amortization of debt discount	100	—	300	—
Interest income	(109)	(48)	(261)	(115)
Interest expense	373	—	1,081	—
Warrant liability fair value adjustment	1,638	4,570	(2,809)	4,469
Total other expense (income)	2,002	4,522	(1,689)	4,354
Net loss	$(8,401)	$(11,228)	$(17,470)	$(26,540)
Net loss per share - basic and diluted	$(0.31)	$(0.48)	$(0.67)	$(1.53)
Weighted average common shares outstanding - basic and diluted	27,091,061	23,425,007	26,096,046	17,329,441

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(17,470)	$(26,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40	11
Stock-based compensation expense	1,241	908
Write off of deferred offering costs	—	111
Amortization of investment premium	151	—
Amortization of debt discount	300	—
Change in fair value of warrant liability	(2,809)	4,469
Changes in deferred rent	(7)	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, and deferred costs	(743)	(939)
Accounts payable and accrued expenses	92	5
Accrued severance and retention cost obligations	—	(2,631)
Deferred revenue	(193)	(193)
Net cash used in operating activities	(19,398)	(24,799)
Cash flows from investing activities:
Maturities of investments	45,377	6,932
Purchases of property and equipment	(2)	(24)
Proceeds from sale of Services Business	—	500
Purchase of investments	(61,558)	(35,506)
Net cash used in investing activities	(16,183)	(28,098)
Cash flows from financing activities:
Proceeds from common stock issued	8,926	23,077
Payments of deferred offering costs and underwriting discounts and commissions	(288)	(1,788)
Proceeds from Loan Agreement	—	15,000
Proceeds from Loan Agreement issuance costs	—	(589)
Proceeds from employee stock purchase plan issuance	36	21
Net cash provided by financing activities	8,674	35,721
Net decrease in cash and cash equivalents	(26,907)	(17,176)
Cash and cash equivalents, beginning of period	35,656	46,985
Cash and cash equivalents, end of period	$8,749	$29,809
Supplemental cash flow information:
Cash paid for interest	$1,081	$—
Cash received for interest	$393	$67
Noncash financing and investing activities:
Loan Agreement issuance costs included in accounts payable	$—	$426
Deferred offering costs included in accounts payable and accrued expenses	$—	$—
Deferred offering costs reclassified to additional-paid-in capital	$27	$65

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

The Company is currently dosing patients in two clinical studies evaluating oral SCY-078:

•	Phase 2 dose-finding study (“DOVE study”) for the treatment of vulvovaginal candidiasis (“VVC”). We expect to report top-line results for this study in mid-2018;

•	Global, open-label study for the treatment of invasive fungal infections that are refractory to or intolerant of standard antifungal agents (“FURI study”).

The DOVE study is a randomized, multicenter, double-blind, active-controlled, dose-finding study designed to evaluate the safety and efficacy of oral SCY-078 versus oral fluconazole in adult female patients. Approximately 180 patients with moderate to severe acute VVC are being randomized to one of five different regimens of oral SCY-078 or oral fluconazole, the current standard of care. Efficacy will be measured by the percentage of patients with clinical cure (complete resolution of signs and symptoms) at the test-of-cure visit at day 10 (primary endpoint) and at a follow-up visit on day 25. Mycological eradication (negative fungal culture) will also be evaluated at the same time points.

The FURI study is a global, open-label study in which oral SCY-078 is being administered to patients with invasive fungal infections that are refractory to, or that are intolerant of, standard therapy (azoles, echinocandins and/or polyenes). The Company continues to open sites in the U.S. and in Europe, providing access to oral SCY-078 for patients that have failed other therapies and for whom limited treatment options are available.

The Company is initiating a global, open-label study for the treatment of Candida auris infections (CARES study) in the fourth quarter of this year. Candida auris is typically a multidrug resistant pathogen and systemic infections caused by Candida auris are associated with high mortality. The CARES study is intended to provide rapid access to oral SCY-078 for patients suffering from this life-threatening infection.

The Company believes that compelling data from the FURI and/or CARES studies could allow SCY-078 to become eligible for the regulatory Limited Population Pathway for Antibacterial and Antifungal Drugs (“LPAD”) potentially resulting in an initial New Drug Application (“NDA”) based on streamlined development.

In addition, based on promising in vitro and in vivo data of SCY-078 against Aspergillus infections, as a single agent and in combination with standard of care, the Company is evaluating potential subsequent clinical development steps for this indication.

On March 2, 2017, the Company announced that the U.S. Food and Drug Administration (“FDA”) required the Company to hold the initiation of any new clinical studies with the IV formulation of SCY-078 following three thrombotic events observed in healthy volunteers receiving IV SCY-078 in a Phase 1 study. Based on previous discussions with the FDA, the Company is in the process of gathering the required data that will enable the Company to submit a complete response supporting the Company’s request to lift the clinical hold on the IV formulation of SCY-078. There can be no assurance that the FDA will lift the clinical hold and allow initiation of any new clinical studies with the IV formulation of SCY-078 or agree with the Company's trial designs involving the IV formulation of SCY-078.

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

Unaudited Interim Financial Information

The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results for the full year or the results for any future periods. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 13, 2017.

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

Short-Term Investments

The Company's held-to-maturity investments in U.S. government securities, commercial paper, and its overnight repurchase agreement are carried at amortized cost and any premiums or discounts are amortized or accreted through the maturity date of the investment.  Any impairment that is not deemed to be temporary is recognized in the period identified.

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

The Company’s deferred revenue includes non-refundable upfront payments received under certain licensing and collaboration arrangements that contain substantive performance obligations that the Company is providing over respective defined service or estimated relationship periods. Such non-refundable upfront payments are recognized over these defined service or estimated relationship periods. The Company received a non-refundable upfront payment of $1.5 million from R-Pharm in August 2013 which is being recognized over a period of 70 months. The Company recognized revenue from this upfront payment of $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, respectively.

The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. The Company recorded receivables for unpaid reimbursement amounts due from R-Pharm of $0.3 million and $0.2 million as of September 30, 2017 and December 31, 2016, respectively, which are presented in prepaid expenses and other current assets in the accompanying balance sheets.

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

Reimbursements of certain research and development costs by parties under collaborative arrangements have been recorded as a reduction of research and development expense presented within the statement of operations. Such reimbursements were recognized under the collaboration arrangement with R-Pharm during the three and nine months ended September 30, 2017. Information about the Company’s research and development expenses and reimbursements due under collaboration arrangements for the three and nine months ended September 30, 2017 and 2016, is presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expense, gross	$4,459	$5,091	$12,946	$16,881
Less: Reimbursement of research and development expense	—	201	19	588
Research and development expense, net of reimbursements	$4,459	$4,890	$12,927	$16,293

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

	September 30,
	2017	2016
Warrants to purchase Series C-1 Preferred	14,033	14,033
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Stock options	2,888,146	1,815,583

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

3.	Short-term Investments

The following table summarizes the held-to-maturity securities held at September 30, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2017
U.S. government securities	$15,486	$68	$(74)	$15,480
Commercial paper	13,474	—	—	13,474
Overnight repurchase agreement	10,000	—	—	10,000
Total short-term investments	$38,960	$68	$(74)	$38,954

All held-to-maturity short-term investments at September 30, 2017 will mature in less than one year.  The gross unrealized gains and losses for the Company's commercial paper and overnight repurchase agreement are not significant.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepaid SCY-078 development services	$134	$153
Prepaid insurance	470	243
Other prepaid expenses	73	71
Other receivable due from R-Pharm	251	233
Other current assets	86	41
Total prepaid expenses and other current assets	$1,014	$741

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued research and development expenses	$745	$318
Accrued employee bonus compensation	643	730
Employee withholdings	24	22
Other accrued expenses	325	198
Total accrued expenses	$1,737	$1,268

6.	Borrowings

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

Future principal debt payments on the currently outstanding Term Loan payable as of September 30, 2017 are as follows (in thousands):

2017	$—
2018	4,500
2019	6,000
2020	4,500
Total principal payments	15,000
Final fee due at maturity	750
Total principal and final fee payment	15,750
Unamortized discount and debt issuance costs	(1,198)
Less current portion	(2,849)
Loan payable, long term	$11,703

7.	Commitments and Contingencies

Leases

The Company leases its headquarters facilities under a long-term non-cancelable operating lease. On July 13, 2015, the Company entered into a sublease (the "Sublease") that became effective July 22, 2015, to sublet certain premises consisting of 10,141 square feet of space (the "Subleased Premises") located at 101 Hudson Street, Jersey City, New Jersey from Optimer Pharmaceuticals, Inc. The term of the Sublease commenced on August 1, 2015 (the "Commencement Date") and is scheduled to expire on July 30, 2018. No base rent was due under the Sublease until one month after the Commencement Date. Under the Sublease, the Company is obligated to pay monthly base rent of approximately twenty-five thousand dollars per month, which amount increases by 3% annually on each anniversary of the Commencement Date. In addition, the Company was required to fund a security deposit with the sublandlord in the amount of $0.1 million.  Rent expense was approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, respectively.  Future minimum lease payments for all operating leases as of September 30, 2017 are as follows (in thousands):

September 30, 2017 to December 31, 2017	$78
2018	182
Thereafter	—
Total	$260

License Arrangement with Potential Future Expenditures

As of September 30, 2017, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to SCY-078 in the field of human health. SCY-078 is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalty percentages are mid- to high-single digits.

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

ASC Topic 450, Contingencies, requires a loss contingency to be accrued by a charge to operating results if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal costs in connection with a loss contingency are expensed as incurred. As of September 30, 2017, the Company has not recognized a liability associated with the class action lawsuit contingency.

8.	Stockholder's Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of September 30, 2017, and December 31, 2016; 28,335,836 and 24,609,411 shares were issued and outstanding at September 30,

2017, and December 31, 2016, respectively. The following table summarizes common stock share activity for the nine months ended September 30, 2017 (dollars in thousands):

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	24,609,411	$24	$214,918	$(180,123)	$34,819
Cumulative stock-based compensation forfeiture adjustment	—	—	67	(67)	—
Net loss	—	—	—	(17,470)	(17,470)
Stock-based compensation expense	—	—	1,241	—	1,241
Common stock issued through employee stock purchase plan	18,132	—	36	—	36
Common stock issued under Shelf Registration, net of expenses	3,708,293	4	8,634	—	8,638
Balance, September 30, 2017	28,335,836	$28	$224,896	$(197,660)	$27,264

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2017	December 31, 2016
Outstanding stock options	2,888,146	1,819,444
Outstanding Series C-1 Preferred warrants	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	522,230	668,921
For possible future issuance under Employee Stock Purchase Plan (Note 9)	83,617	72,338
For possible future issuance under 2015 Inducement Plan (Note 9)	165,000	165,000
Total common shares reserved for future issuance	8,014,211	7,080,921

Warrants Associated with Convertible Preferred Stock Issuances

In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Preferred Stock, which converted into the right to purchase 14,033 shares of common stock in connection with the Company's IPO; however, the Company refers to these warrants as its Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued in conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of $45.61 per share of common stock in connection with the Company's IPO. These warrants remain outstanding as of September 30, 2017 and will expire on May 7, 2019, which is the five year anniversary of the Company's IPO. The fair value at the date of grant for these instruments was $0.5 million, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period.  As of September 30, 2017 and December 31, 2016, the fair value of the warrant derivative liability was zero.

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

The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations.  During the three and nine months ended September 30, 2017, the Company recorded a loss of $1.6 million and a gain of $2.8 million, respectively, due to the change in fair value of the warrant liability.  As of September 30, 2017, the fair value of the warrant liability was $3.8 million.

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

Pursuant to the terms of the 2014 Plan, on January 1, 2017, 2016 and 2015, the Company automatically added 984,376, 556,223, and 340,484 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of September 30, 2017, there were 522,230 shares of common stock available for future issuance under the 2014 Plan.

2015 Inducement Plan

On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan, or the 2015 Plan. The 2015 Plan has a share reserve covering 450,000 shares of common stock. During the nine months ended September 30, 2017, there were no grants of the Company's common stock under the 2015 Inducement Plan.  As of September 30, 2017, there were 165,000 shares of common stock available for future issuance under the 2015 Plan.

The activity for the 2009 Stock Option Plan, 2014 Plan and 2015 Plan for the nine months ended September 30, 2017, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2016	1,819,444	$7.52	6.98	$32
Granted	1,068,922	$2.97
Exercised	—	$—
Canceled	(220)	$9.64
Outstanding — September 30, 2017	2,888,146	$5.83	7.31	$68
Exercisable — September 30, 2017	1,472,704	$7.40	5.80	$19
Vested or expected to vest — September 30, 2017	2,888,146	$5.83	7.31	$68

Restricted stock unit ("RSU") activity under the 2014 Plan for the nine months ended September 30, 2017, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2016	—	—
Granted	62,365	$2.72
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2017	62,365	—

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

In the nine months ended September 30, 2017, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 18,132 shares of common stock under the ESPP. During the nine months ended September 30, 2016, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 7,356 shares of common stock under the ESPP.  As of September 30, 2017, there were 83,617 shares of common stock available for future issuance under the ESPP; and there were 10,465 shares issued by the Company under the ESPP during the three months ended September 30, 2017.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the ESPP was $0.4 million and $1.2 million for the three and nine months ended September 30,

2017, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.  The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for the three and nine months ended September 30, 2017 and 2016. Cash received from options exercised was zero for the three and nine months ended September 30, 2017, and 2016.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$120	$67	$334	$223
Selling, general and administrative	287	226	907	685
Total	$407	$293	$1,241	$908

10.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of September 30, 2017 and December 31, 2016 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Cash on deposit	$9,767	$9,767	—	—
Money market funds	25,889	25,889	—	—
Total assets	$35,656	$35,656	—	—

Warrant liability	$6,601	—	—	$6,601
Total liabilities	$6,601	—	—	$6,601

September 30, 2017
Cash on deposit	$2,150	$2,150	—	—
Money market funds	6,599	6,599	—	—
Total assets	$8,749	$8,749	—	—

Warrant liability	$3,792	—	—	$3,792
Total liabilities	$3,792	—	—	$3,792

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

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Balance - January 1, 2017	$6,601
Gain adjustment to fair value	(2,809)
Balance - September 30, 2017	$3,792

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2017. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

Overview

SCYNEXIS is a biotechnology company committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative anti-infective therapies. We are developing our lead product candidate, SCY-078, as the first representative of a novel oral and intravenous triterpenoid antifungal family for the treatment of several fungal infections, including serious and life-threatening invasive fungal infections. SCY-078 is a structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of human fungi pathogens such as Candida, Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis spp. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the pharmacokinetics and safety profile of the oral and intravenous (IV) formulations of SCY-078 in multiple Phase 1 studies. In a Phase 2 study, evaluating oral SCY-078 as a step-down therapy in patients with invasive candidiasis, we confirmed that oral SCY-078 achieved the intended plasma exposure for efficacy and was well-tolerated. In another Phase 2 proof-of-concept study, evaluating oral SCY-078 in patients with vulvovaginal candidiasis (VVC), we observed numerically higher clinical cure rates at test-of-cure and fewer recurrences of VVC at the four-month follow-up when compared to the standard of care (oral fluconazole).

We are currently dosing patients in two clinical studies evaluating oral SCY-078:

•	Phase 2 dose-finding study (DOVE study) for the treatment of VVC. We expect to report top-line results for this study in mid-2018;

•	Global, open-label study for the treatment of invasive fungal infections that are refractory to or intolerant of standard antifungal agents (FURI study).

The DOVE study is a randomized, multicenter, double-blind, active-controlled, dose-finding study designed to evaluate the safety and efficacy of oral SCY-078 versus oral fluconazole in adult female patients. Approximately 180 patients with moderate to severe acute VVC are being randomized to one of five different regimens of oral SCY-078 or oral fluconazole, the current standard of care. Efficacy will be measured by the percentage of patients with clinical cure (complete resolution of signs and symptoms) at the test-of-cure visit at day 10 (primary endpoint) and at a follow-up visit on day 25. Mycological eradication (negative fungal culture) will also be evaluated at the same time points.

The FURI study is a global, open-label study in which oral SCY-078 is being administered to patients with invasive fungal infections that are refractory to, or that are intolerant of, standard therapy (azoles, echinocandins and/or polyenes). We continue to open sites in the U.S. and in Europe, providing access to oral SCY-078 for patients that have failed other therapies and for whom limited treatment options are available.

We are initiating a global, open-label study for the treatment of Candida auris infections (CARES study) in the fourth quarter of this year. Candida auris is typically a multidrug resistant pathogen and systemic infections caused by Candida auris are associated with high mortality. The CARES study is intended to provide rapid access to oral SCY-078 for patients suffering from this life-threatening infection.

We believe that compelling data from the FURI and/or CARES studies could allow SCY-078 to become eligible for the regulatory Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD) potentially resulting in an initial New Drug Application (NDA) based on streamlined development.

In addition, based on promising in vitro and in vivo data of SCY-078 against Aspergillus infections, as a single agent and in combination with standard of care, we are evaluating potential subsequent clinical development steps for this indication.

On March 2, 2017, we announced that the U.S. Food and Drug Administration (FDA) required us to hold the initiation of any new clinical studies with the IV formulation of SCY-078 following three thrombotic events observed in healthy volunteers receiving IV SCY-078 in a Phase 1 study. Based on previous discussions with the FDA, we are in the process of gathering the required data that will enable us to submit a complete response supporting our request to lift the clinical hold on the IV formulation of SCY-078. Upon lifting of the clinical hold, we plan to test the intended IV dose regimen first in healthy volunteers before initiating our planned Phase 2 study for treatment of patients with invasive Candida infections. We anticipate the commencement of this Phase 2 study to occur in 2018. Despite our confidence in our plan, there can be no assurance that the FDA will lift the clinical hold and allow initiation of any new clinical studies with the IV formulation of SCY-078 or agree with our trial design to permit us to commence these studies. Given the multiple steps required and uncertainty around outcomes, anticipated timing for initiation of a Phase 2 study is a prediction based on our existing operating plan.  The clinical hold does not apply to the oral formulation of SCY-078, therefore ongoing and future clinical development using the oral formulation of SCY-078 are not affected by this regulatory action.

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and a public offering of our common stock and warrants in June 2016.  As of September 30, 2017, we had received an aggregate of $113.4 million in net proceeds from the issuance of our common stock in these three offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $47.7 million as of September 30, 2017.

We have incurred net losses since our inception, including the year ended December 31, 2016, and the nine months ended September 30, 2017.  As of September 30, 2017, our accumulated deficit was $197.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase as we continue to execute our research and drug development strategy. We also expect that we will continue to incur selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015 and declared effective on November 16, 2015, including the related at-the-market facility entered into on April 11, 2016 with Cantor Fitzgerald & Co., or Cantor.

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

Other Expense (Income)

All of our other expense (income) recognized in the three and nine months ended September 30, 2017, consists of interest income, amortization of debt discount, interest expense, and the warrant liability fair value adjustment.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Period-to-Period Change
Revenue	$64	$64	$—	—%
Operating expenses:
Research and development, net	4,459	4,890	(431)	(8.8)%
Selling, general and administrative	2,004	1,880	124	6.6%
Total operating expenses	6,463	6,770	(307)	(4.5)%
Loss from operations	(6,399)	(6,706)	307	(4.6)%
Other expense (income):
Amortization of debt discount	100	—	100	—
Interest income	(109)	(48)	(61)	127.1%
Interest expense	373	—	373	—
Warrant liability fair value adjustment	1,638	4,570	(2,932)	(64.2)%
Total other expense	2,002	4,522	(2,520)	(55.7)%
Net loss	$(8,401)	$(11,228)	$2,827	(25.2)%

Revenue. For the three months ended September 30, 2017, revenue remained consistent when compared to the three months ended September 30, 2016. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the three months ended September 30, 2017, research and development expenses decreased to $4.5 million from $4.9 million for the three months ended September 30, 2016. The decrease of $0.4 million, or 8.8%, for the three months ended September 30, 2017 was primarily driven by a decrease of $0.3 million in both clinical and preclinical development expense and a $0.2 million net increase in other research and development expenses.  The $0.3 million decrease in preclinical development for the three months ended September 30, 2017, was primarily driven by the expense recognized for certain toxicology studies that were substantially initiated and completed in the prior comparable quarter in 2016.  The $0.3 million decrease in clinical development for the three months ended September 30, 2017, was primarily driven by reduced clinical activities associated with the IV formulation of SCY-078 and the expense recognized for our two completed Phase 2 and drug-drug interaction studies that were all ongoing in the prior comparable period and completed in 2016, offset in part by the expense recognized for the three months ended September 30, 2017 for the DOVE and FURI studies.

Selling, General & Administrative. For the three months ended September 30, 2017, selling, general and administrative expenses increased to $2.0 million from $1.9 million for the three months ended September 30, 2016.  The increase of $0.1 million, or 6.6%, for the three months ended September 30, 2017 was primarily driven by an increase of $0.1 million in stock-based compensation, a decrease of $0.1 million in professional services, and a $0.1 million net increase in other selling, general and administrative expenses.

Amortization of Debt Discount. During the three months ended September 30, 2017, we recognized $0.1 million in amortization of debt discount.  The debt discount comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan and Security Agreement (the "Loan Agreement") with Solar Capital Ltd. (“Solar”), in its capacity as administrative and collateral agent and as lender, entered into in September 2016.

Interest Income. During the three months ended September 30, 2017, we recognized $0.1 million in interest income associated with our short-term investments.

Interest Expense. During the three months ended September 30, 2017, we recognized $0.4 million in interest expense associated with the Loan Agreement with Solar.

Warrant Liability Fair Value Adjustment.

On June 21, 2016, we sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of our common stock at a public offering price of $2.40 per share of common stock sold. We accounted for these warrants as a liability instrument measured at their fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. For the three months ended September 30, 2017, we recognized a $1.6 million loss in the fair value adjustment related to the warrant liability primarily due to the increase in our stock price during the quarter.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars and percentage (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	Period-to-Period Change
Revenue	$193	$193	$—	—%
Operating expenses:
Research and development, net	12,927	16,293	(3,366)	(20.7)%
Selling, general and administrative	6,425	6,086	339	5.6%
Total operating expenses	19,352	22,379	(3,027)	(13.5)%
Loss from operations	(19,159)	(22,186)	3,027	(13.6)%
Other (income) expense:
Amortization of debt discount	300	—	300	—
Interest income	(261)	(115)	(146)	127.0%
Interest expense	1,081	—	1,081	—
Warrant liability fair value adjustment	(2,809)	4,469	(7,278)	(162.9)%
Total other (income) expense	(1,689)	4,354	(6,043)	(138.8)%
Net loss	$(17,470)	$(26,540)	9,070	(34.2)%

Revenue. For the nine months ended September 30, 2017, revenue remained consistent when compared to the nine months ended September 30, 2016.  Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the nine months ended September 30, 2017, research and development expenses decreased to $12.9 million from $16.3 million for the nine months ended September 30, 2016. The decrease of $3.4 million, or 20.7%, was primarily driven by a decrease of $2.4 million in clinical development, a decrease of $1.5 million in chemistry, manufacturing, and controls (CMC), and a $0.5 million net increase in other research and development expenses.  The $2.4 million decrease in clinical development for the nine months ended September 30, 2017, was primarily driven by reduced clinical activities associated with the IV formulation of SCY-078 and the expense recognized for our two completed Phase 2 and drug-drug interaction studies that were all ongoing in the prior comparable period and completed in 2016, offset in part by the expense recognized for the nine months ended September 30, 2017 for the DOVE and FURI studies.  The $1.5 million decrease in CMC expense for the nine months ended September 30, 2017, is primarily driven by a decrease in our SCY-078 manufacturing costs after a new manufacturer was engaged by us in the second half of 2016.

Selling, General & Administrative. For the nine months ended September 30, 2017, selling, general and administrative expenses increased to $6.4 million from $6.1 million for the nine months ended September 30, 2016.  The increase of $0.3 million, or 5.6%, for the nine months ended September 30, 2017 was primarily driven by an increase of $0.5 million in business development related activities and a $0.2 million increase in stock-based compensation, offset by a decrease of $0.4 million in consulting services recognized in the prior comparable period associated with the transition from our former corporate headquarters.

Amortization of Debt Discount. During the nine months ended September 30, 2017, we recognized $0.3 million in amortization of debt discount.  The debt discount comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement with Solar Capital Ltd. (“Solar”), in its capacity as administrative and collateral agent and as lender, entered into in September 2016.

Interest Income. During the nine months ended September 30, 2017, we recognized $0.3 million in interest income associated with short-term investments.

Interest Expense. During the nine months ended September 30, 2017, we recognized $1.1 million in interest expense associated with the Loan Agreement with Solar.

Warrant Liability Fair Value Adjustment. On September 21, 2016, we sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of our common stock at a public offering price of $2.40 per share of common stock sold. We accounted for these warrants as a liability instrument measured at their fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. For the nine months ended September 30, 2017, we recognized a $2.8 million gain in the fair value adjustment related to the warrant liability primarily due to the decrease in our stock price during the period.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2017, we have funded our operations from net proceeds from debt and equity issuances and through revenue from development services. As of September 30, 2017, we had cash and cash equivalents and short-term investments of approximately $47.7 million, compared to $58.6 million as of December 31, 2016. The decrease in our cash and cash equivalents and short-term investments was primarily due to the continued development costs associated with our lead product candidate, SCY-078. We have incurred net losses since our inception, including the nine months ended September 30, 2017.  As of September 30, 2017, our accumulated deficit was $197.7 million.

We anticipate that we will continue to incur losses for at least the next several years. We expect our research and development expenses to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015 and declared effective on November 16, 2015, including the related at-market-facility entered into on April 11, 2016 with Cantor.  During the nine months ended September 30, 2017, we received net proceeds of $8.6 million ($3.6 million in the third quarter) under our at-the-market facility.

Cash Flows

The following table sets forth the significant sources and uses of cash for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash and cash equivalents, January 1	$35,656	$46,985
Net cash used in operating activities	(19,398)	(24,799)
Net cash used in investing activities	(16,183)	(28,098)
Net cash provided by financing activities	8,674	35,721
Net decrease in cash and cash equivalents	(26,907)	(17,176)
Cash and cash equivalents, September 30	$8,749	$29,809

Operating Activities

The $5.4 million decrease in net cash used in operating activities for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to decreases in costs associated with SCY-078 development efforts. We expect that our research and development expenses will increase as we pursue our SCY-078 development efforts described in the "Overview" section above and we expect we will continue to incur selling, general and administrative expenses to support our operations.

Net cash used in operating activities of $19.4 million for the nine months ended September 30, 2017, primarily consisted of the $17.5 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liability of $2.8 million and stock-based compensation expense of $1.2 million, plus a net unfavorable change in operating assets and liabilities of $0.8 million. The net unfavorable change in operating assets and liabilities included an increase in accounts payable and accrued expenses of $0.1 million and an increase in prepaid expenses, other assets, and deferred costs of $0.7 million. The increase in prepaid expenses, other assets, and deferred costs is primarily due to a $0.6 million increase in long term prepaid SCY-078 development services.

Net cash used in operating activities of $24.8 million for the nine months ended September 30, 2016, primarily consisted of the $26.5 million net loss adjusted for non-cash charges that included the write off of deferred offering costs of $0.1 million, the loss on change in fair value of the warrant liability of $4.5 million and stock-based compensation expense of $0.9 million, plus a net unfavorable change in operating assets and liabilities of $3.8 million. The net unfavorable change in operating assets and liabilities included a decrease in accrued but unpaid severance and retention costs of $2.6 million plus an increase in prepaid expenses and other assets of $0.9 million. The decrease in accrued but unpaid severance and retention costs was primarily due to payments made for remaining obligations.  The increase in prepaid expenses and other assets is primarily due to (i) a $0.2 million increase in prepaid SCY-078 development services, (ii) a $0.6 million increase in the receivable balance due from R-Pharm for reimbursable research and development expenditures and (iii) a $0.1 million increase in prepaid insurance. Subsequent to September 30, 2016, $0.8 million of the receivable balance due from R-Pharm was collected.

Investing Activities

Net cash used in investing activities of $16.2 million for the nine months ended September 30, 2017 consisted primarily of purchases and maturities of short-term investments of $61.6 million and $45.4 million, respectively.

Net cash used in investing activities for the nine months ended September 30, 2016 consisted primarily of purchases of investments of $35.5 million offset by the maturities of investments of $6.9 million and $0.5 million in proceeds from the release of an escrow receivable.

Financing Activities

Net cash provided by financing activities of $8.7 million for the nine months ended September 30, 2017, consisted of gross proceeds from common stock issued under the Shelf Registration of $8.9 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.3 million.

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

Based upon our existing operating plan (and accounting for the planned activities intended to address FDA questions and potentially lift the clinical hold on the IV formulation of SCY-078, including the cost of an additional Phase 1 study), we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2019. We are currently evaluating our operating plan and assessing the potential cash utilization impact of our updated SCY-078 development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Contractual Obligations, Commitments and Contingencies

Our commitments and contingencies, including payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, have been described within Notes 6 and 7 to our unaudited interim financial statements in Part 1 of this Quarterly Report on Form 10-Q and have not changed materially since December 31, 2016.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Amendment to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC.

10.2	Additional Agreement No. 2 to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC.

10.3	Additional Agreement No. 3 to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2017

By:	/s/ Eric Francois
Eric Francois
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 7, 2017