Form 10-K
period 2017-12-31
SCYNEXIS INC
filed 2018-03-13
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Market on June 30, 2017 was $46,517,308.  Excludes 490,728 shares of the registrant's Common Stock held by executive officers and directors outstanding at June 30, 2017. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 8, 2018, there were 46,837,435 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2017.

SCYNEXIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Overview

SCYNEXIS, Inc. is a biotechnology company committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative anti-infective therapies. We are developing our lead product candidate, SCY-078, as the first representative of a novel oral and intravenous (IV) triterpenoid antifungal family in clinical development for the treatment of several serious fungal infections, including invasive candidiasis, invasive aspergillosis, refractory invasive fungal infections and vulvovaginal candidiasis (VVC). SCY-078 is a structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of human fungi pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the pharmacokinetics and safety profile of oral and IV formulations of SCY-078 in multiple Phase 1 studies. In a Phase 2 study, evaluating oral SCY-078 as a step-down therapy in patients with invasive candidiasis, we confirmed that oral SCY-078 achieved the intended plasma exposure for efficacy and was well-tolerated. In another Phase 2 proof-of-concept study, evaluating oral SCY-078 in patients with VVC, we observed numerically higher clinical cure rates at test-of-cure visit and fewer recurrences of infection at the four-month follow-up when compared to oral fluconazole, the standard of care (SoC). We applied to the U.S. Food and Drug Administration (FDA) for, and received, the designation of the oral tablet and IV formulations of SCY-078 for invasive candidiasis and invasive aspergillosis as Qualified Infectious Disease Product, or QIDP, under the Generating Antibiotic Incentives Now Act, or GAIN Act. We also applied to the FDA for, and were granted, Fast Track designation for SCY-078 for these indications.

Our Platform of Indications

We continue to accelerate and expand our clinical programs, leveraging the versatility of the SCY-078 platform, including the potential for oral SCY-078 to be a suitable treatment for indications with significant unmet medical needs and considerable commercial opportunity. The following table summarizes the indications we are currently seeking, anticipated NDA submission timing and estimated peak sales in the United States:

VVC—Our most advanced stage of clinical development, targeting both acute and recurrent infections.

We are currently enrolling patients in a Phase 2b dose-finding study of oral SCY-078 for the treatment of VVC (DOVE study). The DOVE study is a randomized, multicenter, double-blind, active-controlled, dose-finding study designed to evaluate the safety and efficacy of oral SCY-078 versus oral fluconazole in adult female patients. Approximately 180 patients with moderate to severe acute VVC are being randomized to one of five different regimens of oral SCY-078 or oral fluconazole, the current standard of care (SoC). Efficacy will be measured by the percentage of patients with clinical cure (complete resolution of signs and symptoms) at the test-of-cure visit at day 10 (primary endpoint) and at a follow-up visit on day 25. Mycological eradication (negative fungal culture) will also be evaluated at the same time points. Robust enrollment in the study has been maintained and we expect to report top-line results for this study in mid-2018. If successful, following completion of the DOVE study and following an End-of-Phase 2 meeting with the FDA, we plan to study the dose regimen selected from this study in a subsequent Phase 3 program, potentially initiating in the fourth quarter of 2018 with the objective of filing the New Drug Application (NDA) for acute VVC in 2020.

Invasive Candidiasis—Path forward established for IV program of SCY-078, with clinical trials to initiate in the third quarter of 2018 with an improved IV formulation.

As previously disclosed in March 2017, the FDA required us to hold the initiation of any new clinical studies with a cyclodextrin-based IV formulation of SCY-078 following the review of three mild-to-moderate inflammation-related thrombotic events observed in healthy volunteers receiving the highest dose level of a cyclodextrin-based IV formulation of SCY-078 in a Phase 1 study. Based on subsequent interactions with the FDA, we completed a broad range of pre-clinical activities designed to identify whether the underlying cause of the thrombotic events was related to the active ingredient, SCY-078, or the administration regimen for the cyclodextrin-based IV formulation of SCY-078. Several pre-clinical studies showed that SCY-078 does not affect blood coagulation by itself, providing supporting evidence that the thrombotic events associated with the administration of the cyclodextrin-based IV formulation were triggered by vascular endothelium inflammation at the site of infusion where the concentration of the cyclodextrin-based formulation of SCY-078 was greatest.

In parallel, we continued our pursuit of alternative IV formulations and accelerated the development of a new formulation based on liposomal technology that has been successfully used to improve systemic tolerability of other commercially available IV formulations, including IV antifungals. In comparing the cyclodextrin-based IV formulation head-to-head against the liposomal IV formulation of SCY-078 in pre-clinical evaluations, the liposomal formulation showed a superior profile for infusion-related and vascular inflammation tolerability. Based on these initial pre-clinical studies, we believe that the liposomal IV formulation may offer significant clinical benefits over the cyclodextrin-based IV formulation and, therefore decided to focus our efforts on the advancement of the liposomal IV formulation of SCY-078. This decision was discussed with the FDA and a path forward was established. IND-enabling pre-clinical studies with the liposomal formulation are ongoing, and we anticipate initiating a Phase 1 study in healthy volunteers with the liposomal IV formulation of SCY-078 in the third quarter of 2018. If successful, following completion of the Phase 1 study and pending FDA’s review, we plan to initiate a Phase 2b IV-

Oral step-down study of SCY-078 in invasive candidiasis patients with the liposomal IV and oral formulations of SCY-078 in the fourth quarter of 2018.

Invasive Aspergillosis—SCY-078 in combination with standard of care may represent a significant opportunity to improve outcomes for this high-mortality infection.

Based on promising pre-clinical data with combination use of SCY-078 with SoC vs. Aspergillus spp., we plan to initiate a Phase 2 study of oral SCY-078 in patients with invasive aspergillosis in the third quarter of 2018. This initial study is planned as a randomized, double-blind trial with the objective of assessing the safety and efficacy of oral SCY-078 in combination with a mold active azole therapy, the SoC for this indication, compared to SoC alone. We believe that SCY-078’s broad activity against Aspergillus spp., including azole-resistant strains, along with its minimal drug-drug interactions, high tissue penetration into the lungs and oral formulation allowing for long-term administration, may make it an ideal candidate for use as combination therapy to provide improved outcomes vs. SoC.

Refractory Invasive Fungal Infections—Potential for streamlined development pathway.

We are currently enrolling patients in the FURI study, a global, open-label study in which oral SCY-078 is being administered to patients with invasive fungal infections that are refractory to, or that are intolerant of, standard therapy (azoles, echinocandins and/or polyenes). Twenty-four locations in the U.S. and Europe are now active in this study and enrollment is progressing. We also initiated the CARES study, a global, open-label study of oral SCY-078 for the treatment of Candida auris infections. Candida auris has been classified by the Centers for Disease Control and Prevention (CDC) as a serious public health threat, as it is multidrug-resistant, has resulted in high mortality rates (up to 60%) and can be spread from patients (and surfaces) to patients, resulting in hospital outbreaks. The CARES study is intended to provide rapid access to oral SCY-078 for patients suffering from this life-threatening infection.

The open-label designs of the FURI and CARES studies allow for evaluation of the data on an interim basis to further inform subsequent regulatory steps of the development program. We believe that compelling data from the FURI and/or CARES studies could allow SCY-078 to become eligible for the regulatory Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD) potentially resulting in an initial NDA based on streamlined development. We plan to continue to advance enrollment in the FURI and CARES studies, both in the U.S. and globally, with preliminary data review planned for the fourth quarter of 2018.

Key milestones

We believe we will achieve the following key milestones in 2018:

•

to complete enrollment and announce top-line study results of the DOVE Phase 2b study of oral SCY-078 as a treatment for VVC in mid-2018 and initiate the Phase 3 VVC program in the fourth quarter of 2018 following an end-of-Phase 2 meeting with the FDA;

•

to initiate the Phase 1 clinical trial to evaluate the safety and tolerability of the liposomal IV formulation of SCY-078 in healthy volunteers in the third quarter of 2018. If successful, following completion of the Phase 1 study, initiate a Phase 2b clinical trial designed to evaluate IV/oral SCY-078 for the treatment of invasive candidiasis in the fourth quarter of 2018;

•	to initiate a Phase 2 study of oral SCY-078 in combination with current standard of care (azole) as a treatment for invasive aspergillosis in the third quarter of 2018; and

•	to continue to advance enrollment in both the FURI and CARES studies, both in the U.S. and globally, with preliminary data review planned for the fourth quarter of 2018.

Our Strategy

Key elements of our strategy include:

•	to further develop SCY-078 and obtain regulatory approval in major commercial markets for our key initial indications: VVC (acute and recurrent), invasive candidiasis and invasive aspergillosis;

•	to commercialize SCY-078 for selected indications in the U.S. through a dedicated commercial team, including field force;

•	to contract with commercial partners to develop and commercialize SCY-078 outside of the U.S.;

•	to assess external opportunities to expand our clinical pipeline; and

•	to leverage our strong scientific team to pursue the development of other internal proprietary compounds.

Market Opportunity

Acute and Recurrent VVC

VVC, commonly known as a “vaginal yeast infection,” is the second most common cause of vaginitis and it is usually caused by Candida spp. It affects approximately 70%-75% of women at least once in their lifetime, with 40-50% of these women experiencing more than one episode.  VVC episodes include the following:

•	Uncomplicated cases. These are sporadic mild-to-moderate infections typically caused by C. albicans spp. in a normal host. They represent the majority of the VVC episodes; and

•	Complicated cases. These represent the remaining episodes and include: severe infections, recurrent cases, infections caused by non-albicans Candida spp., and/or observed in an abnormal host.

VVC can be associated with substantial morbidity, including significant genital discomfort, reduced sexual pleasure, psychological distress and loss of productivity. The global diagnosis and treatment, along with lost productivity, is estimated to cost $1.0 billion per year in the U.S.

Current treatments for acute VVC include OTC topical azole antifungals (clotrimazole, miconazole, and others) and the use of the prescription oral azole antifungal, fluconazole. Fluconazole is the only orally-administered antifungal currently approved for acute VVC in the U.S., with a therapeutic cure rate of 55% as reported in its label.  Uncomplicated acute VVC cases are often effectively treated with topical agents and/or with one to three doses of oral fluconazole.  However, management of VVC during pregnancy, moderate-to-severe VVC, recurrent VVC and VVC caused by fluconazole-resistant Candida spp., are not fully addressed by oral fluconazole. In addition, there are no oral alternatives for VVC patients who do not respond to or tolerate fluconazole, and there are no FDA-approved products for the treatment of recurrent VVC.  We believe that SCY-078, if approved for the treatment of acute and recurrent VVC, may provide a significant benefit for patients not satisfied with existing therapies.

Invasive Candidiasis

Invasive Candidiasis is a serious fungal infection caused by various species of the Candida infection that occurs in immunocompromised patients.  The current treatment algorithm for invasive candidiasis infections includes empiric treatment, confirmed treatment, and maintenance step-down treatment as defined below:

•

Empiric Treatment.  The rapid progression of disease and high mortality rates associated with documented invasive fungal infections often result in antifungal therapy being administered in the hospital in suspected (unconfirmed) cases;

•

Confirmed Treatment.  Once a Candida infection is confirmed (via blood culture or rapid diagnostic) treatment begins in the hospital setting, as it occurs most commonly in ICU and surgical patients, patients using a central venous catheter, and immunosuppressed patients; and

•

Maintenance Step-down Treatment.  Depending on the risk factors of patients, some of them may be allowed to continue treatment with oral step-down therapy in the outpatient setting. Treatment should continue for two weeks after signs and symptoms have resolved and Candida yeasts are no longer in the bloodstream.

Current treatment guidelines for invasive candidiasis in the U.S. and in Europe recommend the use of IV echinocandins (the only glucan synthase inhibitor currently commercially available) as first-line therapy for empiric and confirmed cases. The main limitation of the echinocandin class is that only IV administration is available, limiting the flexibility of stepping down to an oral therapy in the same treatment class. The only option currently available to step down to an oral therapy after initial IV echinocandin are the azoles (the only antifungal class orally bioavailable).

Despite existing antifungal agents, mortality in this high-risk patient population remains high at approximately 30-40%. In addition, the increasing rate of drug-resistant Candida strains has created a need for new treatments.  The CDC has listed fluconazole-resistant Candida as a serious threat requiring prompt and sustained action and has also identified a rise in echinocandin resistance, especially among Candida glabrata.  In June 2016, the CDC issued an extraordinary alert for healthcare facilities and providers to be on the lookout for patients with C. auris, a multidrug-resistant strain with high mortality (approximately 60%).  We believe that SCY-078, if approved for the treatment of invasive candidiasis, may provide an alternative to current IV echinocandin use in empiric and confirmed cases, and fulfill the significant current unmet needs in the oral maintenance setting.

Invasive Aspergillosis

Invasive Aspergillosis is a serious fungal infection caused by Aspergillus species. The infection is reported to be the leading infection-caused death in immunocompromised patients. Current treatment guidelines in the U.S. and in Europe recommend the use of azoles (itraconazole, voriconazole or isavuconazole) as the initial first-line therapy. However, patients face unsatisfactory clinical outcomes with mortality rates ranging from 30% to 80% (depending on the stage of infection and the host underlying disease) and long treatment durations. Additionally, current therapies often exhibit drug-drug interaction, and the recent emergence of A. fumigatus azole resistance is increasingly becoming of clinical concern worldwide.

Due to the significant rate of resistance in some countries (i.e., Netherlands ~10-20%), combination antifungal therapy as first-line treatment for patients suspected of invasive aspergillosis is recommended. The combination of voriconazole or isavuconazole with an IV echinocandin is recommended at least until results of resistance testing are obtained. A previous study, by Marr et al. in invasive aspergillosis patients demonstrated that the combination of an IV echinocandin and an IV/oral azole for two weeks followed by an oral azole alone for four additional weeks improved outcomes in certain patient subgroups. In this study, the combination regimen was given for only two weeks because of the limitations of using an IV echinocandin long-term in the outpatient setting. We believe that SCY-078, if approved in combination with standard of care for the treatment of invasive aspergillosis, would allow patients to receive the required combination treatment for the full six to twelve weeks of therapy, possibly leading to better outcomes.

SCY-078 Target Product Profile

SCY-078, a triterpenoid analogue, represents a new chemical class which acts through the inhibition of the glucan synthase, an established target in antifungal therapeutics. SCY-078 is being developed as oral and IV formulations and has demonstrated potent activity against a large collection of medically relevant strains of Candida and Aspergillus species, including multi-drug resistant strains, as well as Pneumocystis species.  Additionally, SCY-078 has shown in vitro and in vivo activity against multi-drug resistant organism such as Candida auris and synergistic/additive activity in combination with isavuconazole against Aspergillus strains.  SCY-078 has unique attributes that define its potential to address significant unmet medical needs and market opportunities, including:

•	broad activity against Candida, Aspergillus, and Pneumocystis strains;
•	activity against azole and most echinocandin-resistant Candida strains, including multi-drug resistant strains;
•	activity against azole-resistant Aspergillus strains;
•	only glucan synthase inhibitor with both oral and IV formulations in clinical development, allowing for first-line treatment, oral step-down with the same agent and longer duration of treatment;
•	distinct chemical structure from other glucan synthase inhibitors, providing a unique spectrum of activity and pharmacokinetic profile;
•	fungicidal (i.e., killing the fungi) capabilities against Candida species compared to azoles, which are fungistatic (i.e., inhibiting the growth of fungi);
•	high tissue penetration, allowing high concentrations in the organs commonly affected by fungal infections; and
•	Enhanced activity at acidic pH (normal vaginal pH is 3.8 to 4.5).

We believe that SCY-078, if approved, has the potential to address significant gaps with commercially available therapies in the following indications:

•	acute moderate-severe and recurrent vulvovaginal candidiasis;
•	invasive candidiasis (including resistant infections); and
•	invasive aspergillosis (including resistant infections).

In the future, we may also consider other indications for SCY-078 for which longer oral antifungal regimens are typically needed and would benefit from the broad spectrum of activity, favorable safety profile and low potential for drug-drug interactions, including for the treatment of chronic fungal infections and for prophylaxis use.

Treatment of VVC.  If SCY-078 is approved for the treatment of VVC, it could provide a first-line therapy for recurrent VVC, for which there is currently no approved treatment, and be the only oral, non-azole, fungicidal treatment for moderate and severe acute cases of VVC.  We believe that SCY-078’s broad spectrum activity (including fluconazole-resistant strains), its enhanced activity at acidic pH and its high penetration in the vaginal tissue, may allow SCY-078 to address the current unmet needs in this indication and improve the quality-of-life of these patients.   Additionally, in contrast with fluconazole that is fungistatic against Candida spp., SCY-078 is fungicidal against most Candida isolates. We believe that SCY-078’s “cidal” activity (i.e., killing the pathogen) may provide an advantage in preventing recurrences.

Treatment of invasive Candida infections.  If SCY-078 is approved for the treatment of invasive Candida infections, we believe it could complement or replace IV echinocandins as the drug of choice for these infections because of its broader spectrum of activity and its availability in both IV and oral forms.  Having both formulations would allow physicians and their patients to start and stay on a single effective therapy for both inpatient and outpatient settings.  Transitioning patients from hospital-based care to outpatient care is key to potentially reduce, or eliminate, expensive hospital stays and risks of hospital-acquired infections.  Given the growing emergence of fluconazole-resistant Candida in hospital settings, SCY-078 could also be used as the step-down therapy from any IV echinocandin, replacing fluconazole, and providing the advantage of continuing the antifungal treatment with an oral glucan synthase inhibitor that has a broader spectrum of activity than fluconazole.

Treatment of invasive Aspergillus infections.  We believe that SCY-078's broad activity against Aspergillus spp., including azole-resistant strains, along with its minimal drug-drug interactions, high tissue penetration into the lungs and oral formulation allowing for long-term administration, may make it an ideal candidate for use as combination therapy.  If the combination of SCY-078 and standard of care is approved for the treatment of invasive Aspergillus infections and provides a significant improvement in clinical outcomes, “SCY-078 combo” could replace the azole as the treatment of choice for this difficult-to-treat infection.  We recently reported data showing synergistic activity of SCY-078 in combination with an azole in both in vitro and in vivo models of invasive aspergillosis. A previous study, by Marr et al. in invasive aspergillosis demonstrated that the combination of an IV echinocandin and an azole for two weeks followed by an oral azole alone for four additional weeks improved outcomes in certain patient subgroups. In this study, the combination regimen of an IV echinocandin with an azole was given for only two weeks, because of the limitations of using an IV echinocandin long-term in the outpatient setting. A combination of SCY-078 and an azole would allow patients with invasive aspergillosis to receive this combination for the full six to twelve weeks of therapy, possibly leading to better outcomes.

Treatment of refractory invasive fungal infections. SCY-078 has been shown to be effective pre-clinically against Candida species resistant to azoles, including C. auris, C. albicans, C. glabrata and C. krusei. In addition, SCY-078 has been shown to be effective in vitro against the majority of echinocandin-resistant Candida strains tested. Candida auris has been classified by the Centers for Disease Control and Prevention (CDC) as a serious public health threat, as it is multidrug-resistant, has resulted in high mortality rates (up to 60%) and can be spread from patients (and surfaces) to patients, resulting in hospital outbreaks. The current refractory invasive fungal infections open-label studies (CARES and FURI) may provide SCY-078 the opportunity to become eligible for the regulatory Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD) potentially resulting in an initial New Drug Application (NDA) based on streamlined development. If approved, we believe SCY-078 has the potential to become the treatment of choice in this patient population.

Given our stage of development, we have not yet established a commercial organization or distribution capabilities.

For the treatment of VVC, we anticipate that prescribing physicians will mostly be obstetricians and gynecologists and likely a number of primary care physicians and, we believe, it may require a specific sales and marketing force with a women's health focus.  We will assess our global commercial strategy for VVC in the future.

For the treatment of invasive fungal infections, we expect that prescribing physicians for the treatment of invasive fungal infections will be located at major medical centers, where physicians specializing in critical care, infectious disease specialists, and physicians treating immune compromised or immuno-suppressed patients, such as oncologists and those performing solid organ transplants and stem cell transplants, are likely to be found.  For these indications, we intend to form our own focused hospital-based field force to target physicians in the U.S. Outside of the U.S., subject to obtaining necessary marketing approvals, we will likely seek to commercialize SCY-078 through distribution or other collaboration arrangements.

Competition for SCY-078

Our competitors include large pharmaceutical and biotechnology companies, and specialty pharmaceutical and generic drug companies. The three leading branded antifungal drugs representing one from each main class are as follows:

Azoles (2016 worldwide sales of $800.0 million).  Noxafil® (posaconazole) marketed by Merck and Cresemba® (isavuconazole), recently approved in the U.S. and other global markets and marketed by Astellas in the U.S.;

Echinocandins (2016 worldwide sales of $1.0 billion).  Cancidas® (caspofungin), a product that became generic in March 2017.  Pfizer also markets the echinocandin Eraxis® (anidulafungin) and Astellas markets the echinocandin Mycamine® (micafungin); and

Polyenes (2016 worldwide sales of $500.0 million).  AmBisome® (liposomal amphotericin B), a product sold by Gilead in Europe, by Astellas in the U.S. and by Dainippon-Sumitomo in Japan.

Pfizer, Merck, Astellas, and Gilead are all large pharmaceutical companies with significant experience and financial resources in the marketing and sale of specialty pharmaceuticals. Various other producers market and sell generic oral voriconazole, fluconazole and itraconazole.

Further, we expect that product candidates currently in clinical development may represent significant competition, if approved. These include the triazole VT-1161 being developed by Viamet Pharmaceuticals, Inc. (assets recently acquired by

NovaQuest Capital Management, LLC), the long-acting IV echinocandin CD101 being developed by Cidara Therapeutics, Inc., APX-001 developed by Amplyx Pharmaceuticals Inc., the polyene amphotericin B oral formulation MAT2203 developed by Matinas BioPharma Holdings Inc., F901318 developed by F2G Limited and VL2397 developed by Vical Incorporated.  These companies may have greater resources than ours.

We believe that SCY-078 has the ability to perform well in the future fungal infection market given the sparse competitive marketplace, the unmet medical need, and the high mortality rate of these infections.  The key competitive factors affecting the success of SCY-078, if approved, are likely to be its efficacy, safety, convenience, price, use in outpatient settings, the level of generic competition and the availability of reimbursement from government and other third-party payors. If approved, we believe that SCY-078’s unique features, including being a novel antifungal class, broad-spectrum of activity including resistant strains, IV and oral formulations, fungicidal activity versus Candida, high tissue penetration, and favorable safety profile, will differentiate it from competing products and allow premium pricing to generics and other competing products.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA, or other regulatory, approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products. In the azole class, fluconazole, itraconazole, and oral voriconazole are generic. Caspofungin, the largest selling echinocandin, is now available on a generic basis.  If approved, we believe SCY-078 will be capable of delivering value supportive of premium pricing over competitive generic products.

SCY-078 Development

We initially discovered and developed SCY-078 through a research collaboration with Merck Sharp & Dohme Corp., or Merck, a subsidiary of Merck & Co., Inc., and in May 2013 we acquired worldwide rights to SCY-078 in the field of human health. The compound is derived, by chemical modification, from enfumafungin, a natural product, and shows antifungal activity against Candida and Aspergillus through inhibition of glucan synthesis, a similar mechanism of action to the echinocandin class. SCY-078 has shown fungicidal activity against clinically relevant Candida species and potent in vitro activity against strains of Candida that are resistant to azoles and echinocandins and azole-resistant Aspergillus species.  We have reported potent antifungal in vitro activity of SCY-078 against the multidrug resistant pathogen Candida auris, which has been classified by the CDC as an emerging serious global health threat.  SCY-078 is the first representative of new class of antifungal agents, triterpenoid analogue (a novel and structurally distinct glucan synthase inhibitor), that retains antifungal activity against the majority of echinocandin-resistant strains, suggesting that SCY-078 acts on the fungal cell wall in a manner distinct from the echinocandins.

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

To date, more than 400 subjects and patients have received SCY-078 either orally, by IV, or by IV followed by oral.  The most commonly reported adverse events after oral administration have been gastrointestinal events (i.e., nausea, diarrhea, vomiting).  The gastrointestinal (GI) events reported have typically been transient (i.e., short duration), mild or moderate and not leading to discontinuation.  The most commonly reported adverse events after IV administration of SCY-078 have been local reactions at the site of infusion.  During our Phase 1 IV program in healthy volunteers, we observed three mild-to-moderate thrombotic events in healthy volunteers receiving the cyclodextrin-based IV formulation of SCY-078 at the highest doses and highest concentrations in a Phase 1 study.  Based on these events, the FDA required us to hold the initiation of any new clinical studies with the IV formulation of SCY-078. We completed a broad range of pre-clinical activities designed to identify the underlying cause of the thrombotic events and to evaluate the optimal administration regimen for IV formulations of SCY-078. Several pre-clinical studies showed that SCY-078 does not affect blood coagulation by itself, providing supporting evidence that the thrombotic events were triggered by vascular endothelium inflammation at the site of infusion. We identified a new formulation based on liposomal technology that our preclinical evaluations indicate has a superior profile for infusion-related and vascular inflammation tolerability when compared with the cyclodextrin-based IV formulation. Subsequent development activities for the IV formulation will be carried out with the new liposomal based formulation.

Serious Adverse Events (SAEs) are common when conducting clinical trials in a seriously ill population such as patients experiencing invasive candidiasis. Several SAEs have been reported in our clinical trials but only four of the events have been deemed by the investigator to be potentially related to SCY-078, although other contributing factors could not be ruled out.  These four SAEs include: one event of elevation of liver function tests in a subject who received a single dose of oral SCY-078 (resolved) and three events secondary to thrombi formation at site of IV infusion (resolved) using the cyclodextrin-based IV formulation of SCY-078.

SCY-078 is protected by an issued composition of matter patent in the United States, which expires in 2030. The composition of matter patent has been granted in 63 countries and is pending in 19 other countries.  Additional patent applications related to SCY-078 salts and polymorphs, and its use as an antifungal agent, have been filed and are currently pending. If granted, the new patent families will extend the patent protection of SCY-078 salts, including the citrate salt currently under development, up to 2036.

Preclinical Characterization of SCY-078

SCY-078 has broad antifungal activity based on a proven mechanism of action

SCY-078 is a potent inhibitor of the synthesis of the polymer beta (1,3)-D-glucan, an essential component of the fungal cell walls of Candida and Aspergillus species. Glucan synthesis inhibition is a clinically proven antifungal mechanism of action, as demonstrated by the echinocandin class of antifungal agents. The activity of SCY-078 observed against the majority of echinocandin-resistant strains suggests that SCY-078 acts in a manner distinct from the echinocandins. SCY-078 has been shown to have potent activity in vitro against clinically relevant Candida and Aspergillus species, including isolates that are resistant to currently available antifungal therapies. Azole-resistance among Candida and Aspergillus species is a global concern, particularly considering that azoles are the only antifungal class used to treat these life-threatening conditions that can be administered orally. SCY-078 retains its antifungal potency against fungal strains that are resistant to azoles. Echinocandin resistance is increasing in prevalence, particularly among azole-resistant species such as Candida glabrata. SCY-078 retained in vitro activity against a majority of echinocandin-resistant Candida glabrata strains we have tested. Multidrug resistance has been reported in several strains of Candida; particularly concerning is the emergence of C.auris that exhibits high rates of resistance to two or more antifungals. Thus, SCY-078 may offer a therapeutic option against multidrug resistant strains such as those that have emerged in C. glabrata and C. auris. In addition, SCY-078 has shown to have activity against Pneumocystis spp.

Nonclinical toxicology is supportive of continued development

The preclinical safety of SCY-078 has been evaluated in multiple studies in rats, dogs, rabbits, and non-human primates. The SCY-078 toxicology program was expanded to include three-month oral dose studies in two species (rats and dogs). Consistent with findings from prior non-clinical toxicology studies of shorter durations, we believe that these longer-term toxicity studies confirmed the favorable safety profile of oral SCY-078.  Chronic (six-month rat, nine-month dog) oral dose studies are currently ongoing.  These studies will allow flexible treatment regimens of SCY-078 beyond three months in our next stages of clinical development, which is particularly relevant for patients with invasive aspergillosis or refractory fungal infections.

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

SCY-078 is a semi-synthetic compound. Thus, the manufacturing process for SCY-078 involves fermentation and synthetic chemical steps. The synthetic process does not require any specialized equipment and uses readily sourced intermediates. At commercial launch, we expect cost of goods for SCY-078 to be similar to that of other small molecule drugs. We have negotiated agreements with suppliers to produce both drug product and drug substance for our current needs. In the future, we plan to validate the process with selected vendors and secondary suppliers to establish a secure supply chain that could enable commercialization.

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

Research and Development Expenses

A significant portion of our operating expenses is related to research and development and we intend to maintain our strong commitment to research and development. In fiscal years 2017 and 2016, we incurred $18.3 million and $20.1 million, respectively, on research and development expenses. See "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for costs and expenses related to research and development, and other financial information for each of the fiscal years 2017 and 2016.

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

In December 2014, we entered into an amendment to the license agreement with Merck that defers the remittance of a milestone payment due to Merck, such that no amount will be due upon initiation of the first phase 2 clinical trial of a product containing the SCY-078 compound (the "Deferred Milestone"). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that will be due upon initiation of the first Phase 3 clinical trial of a product containing the SCY-078 compound.  In December 2016 and January 2018, we entered into second and third amendments to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of a milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.

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

As of March 1, 2018, we are the owner of 8 issued U.S. patents and 118 issued non-U.S. patents with claims to novel compounds, compositions containing them, processes for their preparation, and their uses as pharmaceutical agents, with terms expiring between 2019 and 2036. Of these patents, one U.S. patent relates to SCY-078. We are actively pursuing four U.S. patent applications and 22 non-U.S. patent applications in at least 19 jurisdictions.

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

The terms of issued SCY-078 composition of matter patents in other jurisdictions (Algeria, Armenia, Australia, Azerbaijan, Belarus, Belize, Brunei, Canada, China, Colombia, El Salvador, EPO (Austria, Belgium, Croatia, Czech Republic, Denmark, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Luxembourg, Macedonia, Netherlands, Poland, Portugal, Serbia, Slovak Republic, Slovenia, Spain, Sweden, Switzerland, Turkey, United Kingdom), Hong Kong, Honduras, Indonesia, Israel, Japan, Kyrgyzstan, Korea, Kazakhstan, Lebanon, Morocco, Moldova, Mexico, Mexico, Malaysia, Nicaragua, New Zealand, Peru, Philippines, Russia, Singapore, South Africa, Tajikistan, Turkmenistan, Tunisia, Taiwan and Ukraine), if the appropriate maintenance, renewal, annuity, and other government fees are paid, are expected to expire in 2029. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries. In some European countries, for example, a supplementary protection certificate, if obtained, provides a maximum of five years of market exclusivity. The duration of the supplementary protection certificate may be extended to five and a half years when the supplementary protection certificate relates to a human medicinal product for which data from clinical trials conducted in accordance with an agreed Pediatric Investigation Plan, or PIP, have been submitted. Likewise, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

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

Employees

As of March 1, 2018, we had 19 employees, all of whom were employed on a full-time basis. Our employees are engaged in administration, accounting and finance, research, clinical development, manufacturing, and business development functions. We believe our relations with our employees are good.

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

Other Information

We generated $0.3 million in revenues in 2017 and 2016, all of which were generated outside of the United States.  All of our assets are located in the United States.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including a net loss of approximately $25.1 million for the year ended December 31, 2017.  As of December 31, 2017, we had an accumulated deficit of approximately $205.3 million.  On a prospective basis, our strategic focus, along with the commitment of our financial resources, will be directed towards the development of SCY-078, our lead product candidate.  Although we had cash and cash equivalents and short-term investments of $43.9 million as of December 31, 2017, and raised an additional $27.8 million of net proceeds in our public offering of our common stock and warrants in March 2018, there can be no assurances that we will be able to continue our operations on a long-term basis. We have suffered substantial losses from operations since inception and will require additional financing.

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

Due to the various factors mentioned above, and others, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.  Further, any financial projections we make are made as of the date we make them are subject to these risks and uncertainties, and these financial projections may not be realized.

We will continue to require substantial additional capital, and if we are unable to raise capital when needed we would be forced to delay, reduce or eliminate our development program for SCY-078.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate, the timing of the submission of the NDA could be delayed, and any potential product approval could be delayed. We believe that our existing cash and cash equivalents and short-term investments as of December 31, 2017, together with the $27.8 million of net proceeds in our public offering of common stock and warrants in March 2018, will be sufficient to meet our anticipated operating requirements into 2020; provided, however, that changing circumstances may cause us to consume cash more rapidly than we currently anticipate. We may need to raise additional funds from additional issuances of equity and/or debt securities or otherwise obtain funding through strategic alliances or collaborations with third parties. In any event, we will require additional capital to complete development of, to seek regulatory approval for and, if approval is obtained, to commercialize SCY-078 and any future product candidates we may seek to develop. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.

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

We had cash and cash equivalents and short-term investments of $43.9 million with one banking institution as of December 31, 2017. We monitor the credit rating of our commercial bank based on the quarterly reviews of independent analysts. If the commercial bank experiences insolvency and we are unable to access our cash and cash equivalents, or if we experience a loss of principal, it may adversely affect our ability to develop and commercialize SCY-078 and any future product candidates we may seek to develop.

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

We applied to the FDA for, and received, the designation of the oral tablet and the IV formulations of SCY-078 for invasive candidiasis and invasive aspergillosis as Qualified Infectious Disease Product, or QIDP, under the Generating Antibiotic Incentives Now Act, or GAIN Act. We also applied to the FDA for, and were granted, Fast Track designation for SCY-078 for these indications.  Receipt of QIDP status and Fast Track designation in practice may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA or related GAIN Act exclusivity benefits.

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

Merck completed seven Phase 1 clinical trials of SCY-078 and we have completed seven Phase 1 clinical trials, two Phase 2 trials, and have initiated two Phase 3 trials which are ongoing. We are planning to conduct additional Phase 1, Phase 2, and Phase 3 clinical trials of SCY-078. The conduct of successful Phase 2 and Phase 3 clinical trials is essential in obtaining regulatory approval, and the submission of a successful NDA is a complicated process. We have limited experience in preparing and submitting regulatory filings, have previously only sponsored three Phase 2 clinical trials, and have not previously sponsored any Phase 3 clinical trials, nor have we ever submitted an NDA. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that is acceptable to the FDA and leads to an NDA submission, acceptance and approval of SCY-078 or any future product candidate we may seek to develop. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we may seek to develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing SCY-078 or any future product candidate we may develop.

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

The commercial success of SCY-078 or any other product candidates we may seek to develop will depend upon the acceptance of these product candidates among physicians, patients, the medical community and healthcare payors. The degree of market acceptance of product candidates will depend on a number of factors, including:

•	limitations or warnings contained in the FDA-approved labeling;
•	changes in the standard of care for the targeted indications;
•	limitations in the approved indications;
•	availability of alternative therapies with potentially advantageous results, or other products with similar results at similar or lower cost, including generics and over-the-counter products;
•	lower demonstrated clinical safety or efficacy compared to other products;
•	occurrence of significant adverse side effects;
•	ineffective sales, marketing and distribution support;
•	lack of availability of coverage and adequate reimbursement from managed care plans and other third-party payors;
•	timing of market introduction and perceived effectiveness of competitive products;
•	lack of cost-effectiveness;
•	adverse publicity about our product candidates or favorable publicity about competitive products;
•	lack of convenience and ease of administration; and
•	potential product liability claims.

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

It is impossible to predict when or if SCY-078 or any other product candidate we may seek to develop will prove effective or safe or will receive marketing approval. Unforeseen side effects from any product candidates could arise either during clinical development or, if approved, after the product has been marketed. The most commonly reported adverse events after oral administration have been gastrointestinal (GI) events (i.e., nausea, diarrhea, vomiting).  The gastrointestinal events reported have typically been transient (i.e., short duration), mild or moderate and not leading to discontinuation.  The most commonly reported adverse events after IV administration of SCY-078 have been local reactions at the site of infusion.  During our Phase 1 IV program in healthy volunteers, aimed to expand the safety margin that would allow greater flexibility of dosing options in patients, we observed three mild-to-moderate thrombotic events in healthy volunteers receiving the IV formulation of SCY-078 at the highest doses and highest concentrations in a Phase 1 study.  These events were reported to FDA as 15-day alert reports because they were unexpected and required anticoagulant therapy.  The potential contribution of the IV formulation of SCY-078 to these events cannot be ruled out even though rates of thrombotic events due to intravenous catheters reported in the literature are comparable to those observed in the Phase 1 study.

Serious adverse events (SAEs) are common when conducting clinical trials in a seriously ill population such as patients experiencing invasive candidiasis. Several SAEs have been reported in our clinical trials but only four of the events have been deemed by the investigator to be potentially related to SCY-078, although other contributing factors could not be ruled out.  These four serious adverse events include: one event of elevation of liver function tests in a subject who received a single dose of oral SCY-078 (resolved) and three events secondary to thrombi formation at site of IV infusion with the cyclodextrin-based IV formulation.

On March 2, 2017, we announced that the FDA had informed us to hold the initiation of any new clinical studies with our IV formulation until the FDA completes a review of all available pre-clinical and clinical data of the IV formulation of SCY-078.  In January 2018, we announced that we plan to restart clinical trials with IV SCY-078 in the third quarter of 2018, using a liposomal IV formulation that has shown an improved tolerability profile in pre-clinical assessments compared with the cyclodextrin-based IV formulation used in the earlier study. If the FDA does not permit us to initiate new clinical studies with our IV formulation, we will not be able to develop and commercialize an IV formulation of SCY-078, which would harm our business prospects.

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

Successful commercialization of pharmaceutical products usually depends on the availability of coverage and adequate reimbursement from third-party payors, including commercial insurers and federal and state healthcare programs. Patients and/or healthcare providers who purchase drugs generally rely on third-party payors to reimburse all or part of the costs associated with such products. As such, coverage and adequate reimbursement from third-party payors can be essential to new product acceptance and may have an effect on pricing.

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

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act. The Affordable Care Act is designed to expand access to affordable health insurance, control healthcare spending, and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse, and incentives to state Medicaid programs to expand their coverage and services. It also imposes an annual tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs.” Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act.  Concurrently, Congress has considered legislation that would replace or repeal and replace all or part of the Affordable Care Act.  While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. The Affordable Care Act, among other things, clarified that a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it, in order to have committed a violation.  In addition, the Affordable Care Act amended the federal civil False Claims Act to provide that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

The federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person from knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge the statute or specific intent to violate it, in order to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, which impose certain obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information on “covered entities,” such as certain healthcare providers, health plans, and healthcare clearinghouses and their respective “business associates” that perform services for them, which involve the creation, use, maintenance or disclosure of, individually identifiable health information.

The Physician Payments Sunshine Act, created under the Affordable Care Act, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

The majority of states also have statutes or regulations similar to these laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some of these states also prohibit certain marketing related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, certain states, including California, Connecticut, Nevada, and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes.

Compliance with various federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, criminal fines and imprisonment. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities or those of our commercial partners could be subject to challenge under one or more of these laws. Such a challenge could have a material adverse effect on our business and financial condition and growth prospects.

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

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Affordable Care Act includes a number of provisions aimed at strengthening the government’s ability to pursue federal Anti-Kickback Statute and federal False Claims Act cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, and amendments to the federal civil False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. Responding to a government investigation or enforcement action would be expensive and time-consuming and could have a material adverse effect on our business and financial condition and growth prospects.

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

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC, and we are required to disclose material changes made in our internal controls and procedures on a quarterly basis. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the JOBS Act, because we are taking advantage of the exemptions contained in the JOBS Act.

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

We sublease 10,141 square feet of space located at 101 Hudson Street, Suite 3610, Jersey City, New Jersey, which consists solely of office space. The term of the sublease is scheduled to expire on July 30, 2018.  On March 1, 2018, the Company entered into a long-term lease agreement for approximately 19,275 square feet of office space in Jersey City, New Jersey.  The lease will commence upon the later of July 1, 2018 or the substantial completion of certain improvements to the leased space.

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

Year Ended December 31, 2017	High	Low
First Quarter	$3.82	$2.40
Second Quarter	$2.94	$1.55
Third Quarter	$2.48	$1.52
Fourth Quarter	$2.50	$1.67

Year Ended December 31, 2016	High	Low
First Quarter	$6.60	$4.01
Second Quarter	$4.62	$2.05
Third Quarter	$4.35	$1.74
Fourth Quarter	$5.51	$2.84

Stockholders

As of March 1, 2018, there were approximately 68 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.  Under the terms of our loan and security agreement with Solar Capital Ltd. (Solar), we may not pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock without the consent of Solar.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our securities during the fourth quarter of 2017.

ITEM 6.	SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the year ended December 31, 2017, are not necessarily indicative of results that may occur in future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

Overview

SCYNEXIS, Inc. is a biotechnology company committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative anti-infective therapies. We are developing our lead product candidate, SCY-078, as the first representative of a novel oral and intravenous (IV) triterpenoid antifungal family in clinical development for the treatment of several serious fungal infections, including invasive candidiasis, invasive aspergillosis, refractory invasive fungal infections and vulvovaginal candidiasis (VVC). SCY-078 is a structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of human fungi pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the pharmacokinetics and safety profile of oral and IV formulations of SCY-078 in multiple Phase 1 studies. In a Phase 2 study, evaluating oral SCY-078 as a step-down therapy in patients with invasive candidiasis, we confirmed that oral SCY-078 achieved the intended plasma exposure for efficacy and was well-tolerated. In another Phase 2 proof-of-concept study, evaluating oral SCY-078 in patients with VVC, we observed numerically higher clinical cure rates at test-of-cure visit and fewer recurrences of infection at the four-month follow-up when compared to oral fluconazole, the standard of care (SoC). We applied to the U.S. Food and Drug Administration (FDA) for, and received, the designation of the oral tablet and IV formulations of SCY-078 for invasive candidiasis and invasive aspergillosis as Qualified Infectious Disease Product, or QIDP, under the Generating Antibiotic Incentives Now Act, or GAIN Act. We also applied to the FDA for, and were granted, Fast Track designation for SCY-078 for these indications.

We continue to accelerate and expand our clinical programs, leveraging the versatility of the SCY-078 platform, including the potential for oral SCY-078 to be a suitable treatment for indications with significant unmet medical needs and considerable commercial opportunity.

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016 and March 2018.  We have received an aggregate of $141.2 million in net proceeds from the issuance of our common stock in these three offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $43.9 million as of December 31, 2017 (which does not reflect the net proceeds from our common stock and warrants in March 2018, which net proceeds were approximately $27.8 million).  In addition, during the year ended December 31, 2017, we received net proceeds of $10.0 million ($1.3 million in the fourth quarter) under our ATM facility.

We have incurred net losses since our inception, including the year ended December 31, 2017.  As of December 31, 2017, our accumulated deficit was $205.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase as we continue to execute our research and drug development strategy. We also expect that we will continue to incur selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015 and declared effective on November 16, 2015 (Shelf Registration), including the related at-the-market (ATM) facility entered into on April 11, 2016 with Cantor Fitzgerald & Co., or Cantor.

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

Components of Operating Results

Revenue

Revenue consists of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.  The R-Pharm arrangement and our revenue recognition policy is described within the "Critical Accounting Policies and Significant Judgments and Estimates" section below, as well as in Note 2 to our audited financial statements for the year ended December 31, 2017, included in this Form 10-K.

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

SCY-078 was the only key research and development projects during the periods presented. We plan to increase our research and development expense for the foreseeable future as we continue our effort to develop SCY-078 and potentially to develop our other in-house product candidates or candidates we may acquire; subject to the availability of additional funding.

The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation. This includes personnel in executive, accounting and finance, commercial, human resources, business development, and administrative support functions. Other expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for accounting, auditing, tax and legal services, consulting costs for general and administrative purposes, information systems maintenance and marketing efforts.

Other Expense (Income)

Substantially all of our other expense (income) during the periods reported consists of costs associated with:

•	fair value adjustments to our warrant liability;
•	interest expense associated with our loan payable obligation;
•	interest income associated with our held-to-maturity short-term investments and;
•	amortization of debt discount.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of U.S. federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.  During the year ended December 31, 2017 and 2016, we did not recognize income tax expense.

Results of Operations for the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, and period-to-period percentage change (dollars in thousands):

	Years Ended December 31,
	2017	2016	Period-to-Period Change
Revenue	257	$257	$—	—
Operating expenses:
Research and development, net	18,326	20,076	(1,750)	(8.7)%
Selling, general and administrative	8,251	7,998	253	3.2%
Total operating expenses	26,577	28,074	(1,497)	(5.3)%
Loss from operations	(26,320)	(27,817)	1,497	(5.4)%
Other expense (income):
Amortization of debt discount	400	100	300	300.0%
Interest income	(386)	(185)	(201)	108.6%
Interest expense	1,455	351	1,104	314.5%
Warrant liability fair value adjustment	(2,729)	1,906	(4,635)	(243.2)%
Total other (income) expense:	(1,260)	2,172	(3,432)	(158.0)%
Net Loss	$(25,060)	$(29,989)	$4,929	(16.4)%

Revenue. For the year ended December 31, 2017, revenue remained consistent when compared to the year ended December 31, 2016 and consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the year ended December 31, 2017, research and development expenses decreased to $18.3 million from $20.1 million for the year ended December 31, 2016. The decrease of $1.8 million, or 8.7%, was primarily driven by a decrease of $1.7 million in clinical development, a decrease of $1.3 million in chemistry, manufacturing, and controls (CMC), a decrease of $0.6 million in consulting fees, an increase of $0.9 million in salary and personnel related costs and an increase of $0.9 million in other research and development expenses.

The $1.7 million decrease in clinical development for the year ended December 31, 2017, was primarily driven by reduced clinical activities associated with the IV formulation of SCY-078 and the expense recognized for our two completed Phase 2 and drug-drug interaction studies that were all ongoing in the prior comparable period and completed in 2016, offset in part by the expense recognized for the year ended December 31, 2017 for the DOVE and FURI studies.  The $1.3 million decrease in CMC expense for the year ended December 31, 2017, was primarily driven by a decrease in our SCY-078 manufacturing costs after a new manufacturer was engaged by us in the second half of 2016.  The increase in full time employees in 2017 was primarily responsible for the $0.9 million increase in salary and personnel related costs for the year ended December 31, 2017; and as a result, we utilized less external consultants during 2017.  The $0.9 million in other research and development expenses for year ended December 31, 2017, was driven primarily by a $0.4 million increase in regulatory expenses incurred due to costs associated with regulatory filings made in 2017; and a $0.3 million increase in preclinical expenses associated with increased activities in 2017 to further support the planned clinical studies and regulatory activities as described within the “Overview” section in Item 1 in this Annual Report on Form 10-K, offset in part by expense incurred in 2016 for certain toxicology studies.

Selling, General and Administrative. For the year ended December 31, 2017, selling, general and administrative expenses increased to $8.3 million from $8.0 million for the year ended December 31, 2016.  The increase of $0.3 million, or 3.2%, was primarily driven by an increase of $0.6 million in business development related activities, a $0.3 million increase in stock-based compensation, and a net increase of $0.2 million in other selling, general and administrative expenses; offset by a decrease of $0.4 million in both professional and consulting expenses.  The $0.4 million decrease in professional expenses was primarily driven by the recognition of $0.2 million in non-recurring expense in 2016 associated with the termination of the ATM offering program entered into with Cowen on November 11, 2015.  The $0.4 million decrease in consulting expenses was due to the expense recognized in 2016 associated with the transition from our former corporate headquarters.

Amortization of Debt Discount. For the year ended December 31, 2017, we recognized $0.4 million in amortization of debt discount.  The debt discount comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan and Security Agreement (Loan Agreement) with Solar Capital Ltd. (Solar), in its capacity as administrative and collateral agent and as lender, entered into in September 2016.

Interest Income.  For the year ended December 31, 2017, we recognized $0.4 million in interest income associated with the short-term investments.

Interest Expense.  For the year ended December 31, 2017, we recognized $1.5 million in interest expense associated with the Loan Agreement with Solar.

Warrant Liability Fair Value Adjustment. On June 21, 2016, we sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of our common stock at a public offering price of $2.40 per share of common stock sold. We accounted for these warrants as a liability instrument measured at their fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model (Black-Scholes). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. For the year ended December 31, 2017, we recognized a $2.7 million gain in the fair value adjustment related to the warrant liability primarily due to the decrease in our stock price during the year.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2017, we had cash and cash equivalents and short-term investments of approximately $43.9 million, compared to $58.6 million as of December 31, 2016. The decrease in our cash and cash equivalents and short-term investments was primarily due to the continued development costs associated with our lead product candidate, SCY-078.

On March 6, 2018, we entered into an Equity Underwriting Agreement (the Underwriting Agreement) with Guggenheim Securities, LLC, representative of the several underwriters, relating to the offering, issuance and sale of (a) 17,751,500 shares of the Company’s common stock, par value $0.001 per share and (b) two series of warrants to purchase up to an aggregate of 21,301,800 shares of the Company’s common stock which resulted in approximately $27.8 million of net proceeds after deducting the underwriting discount and estimated offering expenses

We have incurred net losses since our inception, including the year ended December 31, 2017. As of December 31, 2017, our accumulated deficit was $205.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015 and declared effective on November 16, 2015, including the related at-market-facility entered into on April 11, 2016 with Cantor.

Cash Flows

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Years Ended December 31,
	2017	2016
Cash and cash equivalents, January 1	$35,656	$46,985
Net cash used in operating activities	(24,556)	(29,353)
Net cash used in investing activities	(9,620)	(22,472)
Net cash provided by financing activities	9,989	40,496
Net decrease in cash and cash equivalents	(24,187)	(11,329)
Cash and cash equivalents, December 31	$11,469	$35,656

Operating Activities

The $4.8 million decrease in net cash used in operating activities for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily due to decreases in costs associated with SCY-078 development efforts. We expect that our research and development expenses will increase as we pursue our SCY-078 development efforts described in the "Overview" section above and we expect we will continue to incur selling, general and administrative expenses to support our operations.

Net cash used in operating activities of $24.6 million for the year ended December 31, 2017, primarily consisted of the $25.1 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liability of $2.7 million and stock-based compensation expense of $1.7 million, plus a net favorable change in operating assets and liabilities of $1.0 million. The net favorable change in operating assets and liabilities included an increase in accounts payable and accrued expenses of $2.1 million and an increase in prepaid expenses, other assets, and deferred costs of $0.8 million. The increase in prepaid expenses, other assets, and deferred costs is primarily due to a $0.6 million increase in long term prepaid SCY-078 development services.

Net cash used in operating activities of $29.4 million for the year ended December 31, 2016, primarily consisted of the $30.0 million net loss adjusted for non-cash charges that included the non-cash component for the change in fair value of warrant liability of $1.9 million and stock-based compensation expense of $1.2 million, and a net unfavorable change in operating assets and liabilities of $3.0 million. The net unfavorable change in operating assets and liabilities included a decrease in accrued but unpaid severance and retention costs of $2.6 million, a decrease in deferred revenue of $0.3 million, and a decrease in accounts payable and other accrued expenses of $0.3 million. The decrease in accrued but unpaid severance and retention costs was primarily due to payments made for remaining compensatory obligations.

Investing Activities

Net cash used in investing activities of $9.6 million for the year ended December 31, 2017, consisted primarily of purchases and maturities of short-term investments of $78.4 million and $68.8 million, respectively.

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

Financing Activities

Net cash provided by financing activities of $10.0 million for the year ended December 31, 2017, consisted of gross proceeds from common stock issued under the Shelf Registration of $10.3 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.3 million.

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

Based upon our existing operating plan (and accounting for the planned activities intended to address FDA questions and potentially lift the clinical hold on the IV formulation of SCY-078, including the cost of an additional Phase 1 study), we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating requirements into 2020. We are currently evaluating our operating plan and assessing the potential cash utilization impact of our updated SCY-078 development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015, June 2016, and March 2018, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, similar to the Loan Agreement with Solar that closed on September 30, 2016, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations, Commitments and Contingencies

Our commitments and contingencies, including payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, have been disclosed in Notes 6 and 7 of our audited financial statements for the year ended December 31, 2017, included in this Form 10-K.

In addition to those obligations, commitments and contingencies set forth in Notes 6 and 7, we have and will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes. These contracts generally provide for termination or cancellation within 30 days of notice.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements for the year ended December 31, 2017, included in this annual report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

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

We have received several non-refundable upfront payments under certain licensing and collaboration arrangements that contain substantive prospective performance obligations that we are providing to our licensees or collaboration partners over defined or estimated service or relationship periods. Because these arrangements contained substantive performance obligations, the non-refundable upfront payments are being recognized over the service periods of each respective arrangement. Revenue recognized under these non-refundable upfront payments are described further in Note 2 to our audited financial statements for the year ended December 31, 2017, included in this annual report.

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

Stock-based compensation expense has been reported in our statements of operations as follows (dollars in thousands):

	Years Ended December 31,
	2017	2016
Research and development	$458	$299
Selling, general and administrative	1,204	911
Total	$1,662	$1,210

On December 31, 2017, the aggregate intrinsic value of outstanding options to purchase shares of our common stock was $0.2 million, based upon the $2.32 closing sales price per share of our common stock as reported on the Nasdaq Global Market on that date.

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

•	we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and
•	we recognize forfeitures as they are incurred.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2017 and 2016 are set forth below:

Employee Stock Options	Years Ended December 31,
	2017	2016
Weighted average risk-free interest rate	2.07%	1.48%
Weighted average expected term (in years)	6.04	6.08
Weighted average expected volatility	51.38%	67.18%
Expected dividend yield	—	—
Forfeiture rate	—	5.00%

Non-Employee Director Stock Options	Years Ended December 31,
	2017	2016
Weighted average risk-free interest rate	2.01%	1.41%
Weighted average expected term (in years)	5.37	5.30
Weighted average expected volatility	53.86%	67.61%
Expected dividend yield	—	—
Forfeiture rate	—	5.00%

Fair Value Adjustments to Warrant Liability

On June 21, 2016, we sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of our common stock under the Shelf Registration at a public offering price of $2.40 per share of common stock sold. We accounted for these warrants as a liability instrument measured at its fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model.  We estimate expected volatility using a weighted average based on the volatility of reasonably similar publicly traded companies for which the historical information is available and the historical volatility of our common stock price.  We plan to continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility.  We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities and utilize the remaining term of the warrant as the expected term.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SCYNEXIS, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SCYNEXIS, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 13, 2018

We have served as the Company's auditor since 2000.

SCYNEXIS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$11,469	$35,656
Short-term investments	32,424	22,930
Prepaid expenses and other current assets	1,067	741
Total current assets	44,960	59,327
Other assets	576	120
Deferred offering costs	314	345
Total assets	$45,850	$59,792
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,833	$2,192
Accrued expenses	1,705	1,268
Deferred revenue, current portion	257	257
Loan payable, current portion	4,349	—
Total current liabilities	10,144	3,717
Deferred revenue, non-current	121	378
Deferred rent	—	25
Warrant liability	3,872	6,601
Loan payable, long term	10,303	14,252
Total liabilities	24,440	24,973
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of December 31, 2017 and December 31, 2016; 0 shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, authorized 125,000,000 shares as of December 31, 2017 and December 31, 2016; 28,971,651 and 24,609,411 shares issued and outstanding as of December 31, 2017, and December 31, 2016, respectively	29	24
Additional paid-in capital	226,631	214,918
Accumulated deficit	(205,250)	(180,123)
Total stockholders’ equity	21,410	34,819
Total liabilities and stockholders’ equity	$45,850	$59,792

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016
Revenue	257	$257
Operating expenses:
Research and development, net	18,326	20,076
Selling, general and administrative	8,251	7,998
Total operating expenses	26,577	28,074
Loss from operations	(26,320)	(27,817)
Other expense (income):
Amortization of debt discount	400	100
Interest income	(386)	(185)
Interest expense	1,455	351
Warrant liability fair value adjustment	(2,729)	1,906
Total other (income) expense:	(1,260)	2,172
Net loss	$(25,060)	$(29,989)
Net loss per share – basic and diluted	$(0.94)	$(1.58)
Weighted average common shares outstanding – basic and diluted	26,746,322	19,035,299

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances as of December 31, 2015	13,905,599	$14	$192,069	$(150,134)	$41,949
Net loss	—	—	—	(29,989)	(29,989)
Stock-based compensation expense	—	—	1,210	—	1,210
Debt discount for Solar Warrant	—	—	244	—	244
Common stock issued through employee stock purchase plan	7,356	—	19	—	19
Common stock issued under Shelf Registration, net of expenses	10,696,456	10	21,376	—	21,386
Balances as of December 31, 2016	24,609,411	$24	$214,918	$(180,123)	$34,819
Cumulative stock-based compensation forfeiture adjustment	—	—	67	(67)	—
Net loss	—	—	—	(25,060)	(25,060)
Stock-based compensation expense	—	—	1,662	—	1,662
Common stock issued through employee stock purchase plan	18,132	—	35	—	35
Common stock issued under Shelf Registration, net of expenses	4,344,108	5	9,949	—	9,954
Balances as of December 31, 2017	28,971,651	$29	$226,631	$(205,250)	$21,410

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(25,060)	$(29,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of deferred offering costs	—	111
Depreciation	41	26
Stock-based compensation expense	1,662	1,210
Amortization of investment premium	124	315
Amortization of debt discount	400	100
Change in fair value of Warrant Liability	(2,729)	1,906
Changes in deferred rent	(25)	1
Changes in operating assets and liabilities:
Prepaid expenses, other assets, and deferred costs	(790)	172
Accounts payable and accrued expenses	2,078	(309)
Accrued severance and retention cost obligations	—	(2,639)
Deferred revenue	(257)	(257)
Net cash used in operating activities	(24,556)	(29,353)
Cash flows from investing activities:
Maturities of investments	68,819	12,300
Proceeds from sale of Services Business	—	500
Maturity of a security	—	300
Purchases of property and equipment	(2)	(27)
Purchase of investments	(78,437)	(35,545)
Net cash used in investing activities	(9,620)	(22,472)
Cash flows from financing activities:
Proceeds from common stock issued	10,287	28,077
Proceeds from Loan Agreement	—	15,000
Payments of Loan Agreement issuance costs	—	(604)
Payments of offering costs and underwriting discounts and commissions	(333)	(1,996)
Proceeds from employee stock purchase plan issuances	35	19
Net cash provided by financing activities	9,989	40,496
Net decrease in cash and cash equivalents	(24,187)	(11,329)
Cash and cash equivalents, beginning of period	35,656	46,985
Cash and cash equivalents, end of period	$11,469	$35,656
Supplemental cash flow information:
Cash paid for interest	$1,455	$351
Cash received for interest	$513	$478
Noncash financing and investing activities:
Deferred offering costs reclassified to additional paid-in capital	$31	$79

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

Initial Public Offering

On May 7, 2014, the Company completed an initial public offering (“IPO”) of its common stock. The Company sold an aggregate of 6,200,000 shares of common stock under the registration statement on Form S-1 declared effective by the Securities and Exchange Commission ("SEC") on May 2, 2014, at a public offering price of $10.00 per share. Net proceeds were $54.6 million, after deducting underwriting discounts and commissions of $3.3 million and offering expenses of $4.1 million. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 1,691,884 shares of common stock and certain outstanding warrants were exercised for an additional 275,687 shares of common stock. In connection with the consummation of the IPO, the Company repaid outstanding debt with a principal balance of $15.0 million, plus all accrued interest, to the holder of such debt, which was outstanding pursuant to a credit agreement referred to herein as the 2013 Credit Agreement.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include: Determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimates and assumptions utilized in measuring the warrant liability fair value each reporting period.

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

Revenue recognized from a non-refundable upfront payment from R-Pharm, CJSC (“R-Pharm”), a collaboration partner (see Note 13), accounted for 100% of the Company's revenue for the years ended December 31, 2017 and 2016.  No other parties contributed to the Company's revenue in 2017 and 2016.

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

Deferred Offering Costs

Deferred offering costs are expenses directly related to the IPO, the April 2015 Offering, or the Company's Shelf Registration (see Note 1). These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the offerings. The IPO deferred offering costs were offset against the IPO proceeds in May 2014 and were reclassified to additional paid-in capital upon completion of the IPO. Deferred costs associated with the April 2015 Offering were offset against the proceeds from the April 2015 Offering and were reclassified to additional paid-in capital upon completion of the April 2015 Offering. Deferred costs associated with the Shelf Registration will be reclassified to additional paid in capital on a pro-rata basis in the event the Company completes an offering under the Shelf Registration, with any remaining deferred offering costs charged to the results of operations at the end of the three-year life of the Shelf Registration. As of December 31, 2017 and 2016, the amount capitalized as deferred offering costs was $0.3 million.

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

The Company’s deferred revenue includes a non-refundable upfront payment received under a licensing and collaboration arrangement that contains substantive prospective performance obligations that the Company is providing over respective defined service or estimated relationship periods. Such non-refundable upfront payments are recognized over these defined service or estimated relationship periods. The Company received a non-refundable upfront payment of $1.5 million from R-Pharm in August 2013 which is being recognized over a period of 70 months. The Company recognized revenue from this upfront payment of $0.3 million for the years ended December 31, 2017 and 2016.

In July 2016, the Company entered into an Asset Purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the Asset Purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized.  For the year ended December 31, 2017, there was no revenue recognized associated with this agreement.

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

The Company has concluded that the August 2013 development, license, and supply agreement with R-Pharm, combined with the supplemental arrangement in November 2014, is a collaborative arrangement pursuant to Topic 808 and the Company’s previously described accounting policy. This agreement and supplemental arrangement is further described in Note 13. The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. Unpaid reimbursement amounts due from R-Pharm at period end are presented as an other asset in the accompanying balance sheets.

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

Reimbursements of certain research and development costs by parties under collaborative arrangements have been recorded as a reduction of research and development expense presented within the statement of operations. Such reimbursements were made under the collaboration arrangement with R-Pharm, which is further described in Note 13. Information about the Company’s research and development expenses and reimbursements due under collaboration arrangements for the years ended December 31, 2017 and 2016 is presented as follows (in thousands):

	Years Ended December 31,
	2017	2016
Research and development expense, gross	$18,345	$20,706
Less: Reimbursement of research and development expense	19	630
Research and development expense, net of reimbursements	$18,326	$20,076

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

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive:

	December 31,
	2017	2016
Warrants to purchase Series C-1 Preferred	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435
Stock options	3,075,994	1,819,444

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company views its operations and manages its business as one operating segment. All assets of the Company were held in the United States for the years ended December 31, 2017 and 2016.

Although all operations are based in the United States, the Company generated a portion of its revenue from R-Pharm outside of the United States.  All of the Company's revenue was generated from a non-refundable upfront payment received under a licensing and collaboration arrangement with a partner located in Russia.  All sales, including sales outside of the United States, are denominated in United States dollars.

Effect of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers, or ASU 2016-10. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. As the Company has not yet received regulatory approval for any products, the impact of this standard is not expected to be material. However, the new standard will require the Company to estimate variable consideration associated with the prior sale of intellectual property to Cypralis, which we expect will be fully constrained under the accounting model that applies to variable consideration. Additionally, the Company is finalizing its evaluation of the accounting for the arrangement with R-Pharm and other third party collaborators, as well as the implementation method that will be applied upon adoption.

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

3.	Short-term Investments

The following table summarizes the held-to-maturity securities held at December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2017
U.S. government securities	11,462	74	(79)	11,457
Commercial paper	11,962	—	—	11,962
Overnight repurchase agreement	9,000	—	—	9,000
Total short-term investments	$32,424	74	(79)	$32,419

As of December 31, 2017, the Company has $32.4 million of held-to-maturity investments with contractual maturities less than one year.  The gross unrealized gains and losses for the Company's commercial paper and overnight repurchase agreement are not significant.  The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid SCY-078 development services	$384	$153
Prepaid insurance	279	243
Other prepaid expenses	62	71
Other receivable due from R-Pharm	251	233
Other current assets	91	41
Total prepaid expenses and other current assets	$1,067	$741

5.	Accrued Expense

Accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued research and development expenses	$609	$318
Accrued employee bonus compensation	763	730
Employee withholdings	29	22
Other accrued expenses	304	198
Total accrued expenses	$1,705	$1,268

6.	Borrowings

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

Future principal debt payments on the currently outstanding Term Loan payable as of December 31, 2017 are as follows (in thousands):

2018	4,500
2019	6,000
2020	4,500
Total principal payments	15,000
Final fee due at maturity	750
Total principal and final fee payment	15,750
Unamortized discount and debt issuance costs	(1,098)
Less current portion	(4,349)
Loan payable, long term	$10,303

7.	Commitments and Contingencies

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

Rent expense was approximately $0.3 million for the years ended December 31, 2017 and 2016.  Future minimum lease payments for all operating leases as of December 31, 2017 are as follows (in thousands):

2018	$182
Thereafter	—
Total	$182

License Arrangements with Potential Future Expenditures

As of December 31, 2017, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to SCY-078 in the field of human health.  In January 2014, Merck assigned the patents related to SCY-078 that it had exclusively licensed to the Company.  SCY-078 is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalties are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the SCY-078 compound (the "Deferred Milestone"). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the SCY-078 compound.  In December 2016 and January 2018, the Company entered into second and third amendments to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.

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

ASC Topic 450, Contingencies, requires a loss contingency to be accrued by a charge to operating results if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal costs in connection with a loss contingency are expensed as incurred. As of December 31, 2017, the Company has not recognized a liability associated with the class action lawsuit contingency.

8.	Stockholders' Equity

Authorized, Issued, and Outstanding Common Shares

The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of December 31, 2017 and 2016, respectively; 28,971,651 and 24,609,411 shares were issued and outstanding as of December 31, 2017 and 2016, respectively.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2017	2016
Outstanding stock options	3,075,994	1,819,444
Outstanding Series C-1 Preferred warrants	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435
For possible future issuance under 2014 Equity Incentive Plan (Note 10)	492,382	668,921
For possible future issuance under 2014 Employee Stock Purchase Plan (Note 10)	83,617	72,338
For possible future issuance under 2015 Inducement Plan (Note 10)	5,000	165,000
Total common shares reserved for future issuance	8,012,211	7,080,921

Liquidation Rights

In the event of any liquidation or dissolution of the Company, the holders of the common stock are entitled to the remaining assets of the Company legally available for distribution.

Dividends and Voting Rights

The holders of the common stock are entitled to receive dividends if and when declared by the Company.  Under the terms of the Company’s Loan Agreement with Solar, the Company may not pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock without the consent of Solar.  The holders of the common stock have the right to one vote per share.

Preferred Stock

On May 7, 2014, the Company amended and restated its articles of incorporation relating to its approved capital structure. The Company's board of directors has authorized the Company, subject to limitations prescribed by Delaware law, to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The Company's board of directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders. The Company's board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. There were no shares of preferred stock issued and outstanding as of December 31, 2017 and 2016.

Warrants Associated with Convertible Preferred Stock Issuances

In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Preferred Stock, which converted into the right to purchase 14,033 shares of common stock in connection with our IPO, however, we refer to these warrants as our Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued in conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of $45.61 per share of common stock in connection with our IPO. These warrants remain outstanding as of December 31, 2017 and will expire on May 7, 2019, which is the five year anniversary of the Company's IPO. The fair value at the date of grant for these instruments was $0.5 million, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period.  As of December 31, 2017 and 2016, the fair value of the warrant derivative liability was zero.

Warrants Associated with June 2016 Public Offering

On June 21, 2016, the Company completed the June 2016 Public Offering of its common stock and warrants pursuant to the Company's effective Shelf Registration (see Note 1). Each purchaser received a warrant to purchase 0.45 of a share for each share purchased in the June 2016 Public Offering. There is not expected to be any trading market for the warrants. Each warrant was exercisable immediately upon issuance, will expire five years from the date of issuance, and has an exercise price of $3.00 per share.  The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations. During the year ended December 31, 2017, the Company recorded a gain of $2.7 million due to the change in fair value of the warrant liability.  As of December 31, 2017, the fair value of the warrant liability was $3.9 million.

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

9.       Income Taxes

The Company’s financial statements include total tax benefit of $0 on net losses before taxes of $25.1 million and $30.0 million for the years ended December 31, 2017 and 2016, respectively. Reconciliations of the differences between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (dollars in thousands):

	2017		2016
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Income taxes from continuing operations at statutory rate	$(8,520)	34.0%	$(10,196)	34.0%
State income taxes	(1,075)	4.3%	(1,287)	4.3%
State effect of permanent items	(112)	0.4%	—	—
Stock-based compensation	35	(0.1)%	215	(0.8)%
Deferred rate change	23,776	(94.9)%	—	—
R&D tax credits	—	—	(955)	3.2%
Warrants issuance	(928)	3.7%	730	(2.4)%
Other	828	(3.3)%	719	(2.4)%
Increase in valuation allowance	(14,004)	55.9%	10,774	(35.9)%
Total income tax benefit	$—	—%	$—	—%

The components of deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Current deferred tax assets:
Accrued expenses	$182	$215
Stock-based compensation	1,309	1,664
Other	49	39
	1,540	1,918
Noncurrent deferred tax assets (liabilities);
Net operating loss carryforwards	40,504	53,173
Research and development credits	3,230	4,185
	43,734	57,358
Total deferred tax assets	45,274	59,276
Valuation allowances	(45,274)	(59,276)
Net deferred tax assets	$—	$—

As of December 31, 2017 and 2016, the Company had available federal net operating loss ("NOL") carryforwards of approximately $171.5 million and $144.4 million, respectively, North Carolina net economic loss ("NEL") carryforwards of approximately $111.0 million, respectively, and New Jersey NOL carryforwards of approximately $55.4 million and $28.3 million, respectively. The federal NOL and North Carolina NEL carryforwards begin to expire in 2022 and 2017, respectively.  The New Jersey NOL carryforwards begin to expire in 2037. As of December 31, 2017, the Company had available federal research and development credit carryforwards of $3.1 million and North Carolina credit carryforwards of $0.2 million, which begin to expire in 2022 and 2017, respectively.

On December 22, 2017, the President signed into law the "Tax Cuts and Jobs Act.”  The new tax reform has the following effects on the company: (1) permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 (2) allows temporary 100% expensing for certain business assets and property placed in service after September 27, 2017 and before January 1, 2023 (3) disallows NOL carrybacks but allows for the indefinite carryforward of those NOLs which applies to losses arising in tax years beginning after December 31, 2017 and (4) limits NOL deductions for each year equal to the lesser of the available carryover or 80% of a taxpayer's pre-NOL deduction taxable income. This applies to losses arising in tax years beginning after December 31, 2017.  As a result of the new enacted tax rate, the Company adjusted its deferred tax assets as of December 31, 2017 by applying the new 21% rate, which resulted in a decrease to the deferred tax assets and a decrease to the valuation allowance of approximately $14.0 million.  As of December 31, 2017 and 2016, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Unrecognized tax benefit—January 1	$623	$623
Additions for tax positions of current period	—	—
Additions for tax positions of prior periods	—	—
Deferred rate change	(187)	—
Unrecognized tax benefit—December 31	$436	$623

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

Pursuant to the terms of the 2014 Plan, on January 1, 2017 and 2016, the Company automatically added 984,376 and 556,223 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of December 31, 2017, there were 492,382 shares of common stock available for future issuance under the 2014 Plan.

2015 Inducement Plan

On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan (the "2015 Plan"). The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule 5635(c)(4).  The 2015 Plan has a share reserve covering 450,000 shares of common stock.  During the year ended December 31, 2017, there were 160,000 granted options of the Company's common stock under the 2015 Inducement Plan. As of December 31, 2017, there were 5,000 shares of common stock available for future issuance under the 2015 Plan.

Option Valuation Method

The fair value of a stock option is estimated using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has used the simplified method in calculating the expected term of all option grants based on the vesting period. Compensation costs related to share-based payment transactions are recognized in the financial statements upon satisfaction of the requisite service or vesting requirements and forfeitures are recorded as incurred.

The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable rather than for use in estimating the fair value of stock options subject to vesting and transferability restrictions. Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted during 2017 and 2016 was $1.39 and $2.57 per option, respectively. The aggregate fair value of options granted during 2017 and 2016 was $1.8 million and $1.3 million, respectively. The assumptions used to estimate fair value and the resulting grant date fair values are as follows:

	Employees		Non-employee Directors
	Years Ended December 31,		Years Ended December 31,
	2017	2016	2017	2016
Expected dividend yield	—	—	—	—
Weighted average expected volatility	51.38%	67.18%	53.86%	67.61%
Weighted average risk-free interest rate	2.07%	1.48%	2.01%	1.41%
Weighted average expected term (in years)	6.04	6.08	5.37	5.30
Forfeiture rate	—	5.00%	—	5.00%

The activity for the 2009 Plan, 2014 Plan and 2015 Plan for the years ended December 31, 2017 and 2016 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — January 1, 2016	1,379,727	$8.71	7.18	$—
Granted	497,978	4.23
Exercised	—	—
Canceled	(58,261)	7.47
Outstanding — December 31, 2016	1,819,444	$7.52	6.98	$32
Exercisable — December 31, 2016	1,022,515	$8.59	5.51	$15
Vested or expected to vest — December 31, 2016	1,779,597	$7.55	6.94	$31
Outstanding — January 1, 2017	1,819,444	$7.52	6.98	$32
Granted	1,256,770	$2.80
Exercised	—
Canceled	(220)	$9.64
Outstanding — December 31, 2017	3,075,994	$5.59	7.23	$151
Exercisable — December 31, 2017	1,602,114	$7.19	5.78	$15
Vested or expected to vest —December 31, 2017	3,075,994	$5.59	7.23	$151

The intrinsic values in the table above represent the total intrinsic value (the difference between the Company’s closing stock price as of December 31, 2017 and 2016, and the exercise price multiplied by the number of options).

The total fair value of shares vested during the years ended December 31, 2017 and 2016 was $1.6 million and $1.5 million, respectively.

As of December 31, 2017, there was approximately $2.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.15 years.

Restricted stock unit ("RSU") activity under the 2014 Plan for the year ended December 31, 2017, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2016	—	—
Granted	64,365	$2.70
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2017	64,365	$2.70

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

During the years ended December 31, 2017 and 2016, the Company issued 18,132 and 7,356 shares of common stock under the ESPP, respectively. During the years ended December 31, 2017 and 2016, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares.  As of December 31, 2017, there were 83,617 shares of common stock available for future issuance under the ESPP.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, and the ESPP was $1.7 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $0 for the years ended December 31, 2017 and 2016, respectively. Cash received from options exercised was $0 for both the years ended December 31, 2017 and 2016.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (in thousands):

	Years Ended December 31,
	2017	2016
Research and development, net	$458	$299
Selling, general and administrative	1,204	911
Total stock-based compensation expense	$1,662	$1,210

11.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2017 and 2016 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Cash on deposit	$9,767	$9,767	—	—
Money market funds	25,889	25,889	—	—
Total assets	$35,656	$35,656	—	—

Warrant liability	$6,601	—	—	$6,601
Total liabilities	$6,601	$—	—	$6,601

December 31, 2017
Cash on deposit	$1,316	$1,316	—	—
Money market funds	10,153	10,153	—	—
Total assets	$11,469	$11,469	—	—

Warrant liability	$3,872	—	—	$3,872
Total liabilities	$3,872	—	—	$3,872

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

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

December 31, 2017
Balance - January 1, 2017	$6,601
Gain adjustment to fair value	(2,729)
Balance - December 31, 2017	$3,872

12.	Employee Benefit Plan

The Company has a 401(k) retirement plan, which covers all U.S. employees scheduled for and working more than 20 hours per week. The Company may provide a discretionary match with a maximum amount of 50% of the first 6% of eligible participant’s compensation, which vests ratably over four years. Contributions under the plan were approximately $0.1 million for the years ended December 31, 2017 and 2016.

13.	Significant Agreements

R-Pharm Collaboration Arrangement

In August 2013, the Company entered into a development, license, and supply agreement (the “original agreement”) with R-Pharm, granting it exclusive rights to develop and commercialize SCY-078, the Company's lead antifungal compound, in the field of human health in Russia and certain smaller non-core markets. The Company received an upfront payment of $1.5 million, the unamortized portion of which comprises its deferred revenue balance as of December 31, 2017, and is entitled to receive payments on contingent events, including 1) a development milestone payment of $3.0 million upon the first registration of SCY-078 in any country covered by the agreement; 2) sales-based payments of up to $15.0 million upon R-Pharm’s achievement of specified targets for cumulative net sales of SCY-078; and 3) percentage royalties of up to the mid-teens on SCY-078 net sales.

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

In November 2014, the Company entered into a supplemental arrangement with R-Pharm, whereby R-Pharm was informed of the modified IV formulation development plan and R-Pharm agreed to reimburse the Company for specifically identified IV formulation development and manufacturing costs incurred by the Company. The specifically identified costs were defined as all costs incurred by the Company under a separate arrangement between the Company and a third-party service provider, whereby the third-party service provider is performing certain IV formulation and development services. The Company concluded that the original agreement, when combined with the November 2014 supplemental arrangement, provided persuasive evidence of a cost reimbursement arrangement between the Company and R-Pharm as of December 31, 2014. Therefore, the Company has recognized receivables due from R-Pharm and has received reimbursement payments from R-Pharm.  The presentation and disclosure associated with this cost reimbursement receivable is in accordance with the Company's research and development expenses accounting policy described in Note 2.

14.	Subsequent Events

Pursuant to the terms of the 2014 Plan (see Note 10), on January 1, 2018, the Company automatically added 1,158,866 shares to the total number shares of common stock available for future issuance under the 2014 Plan.  Pursuant to the terms of the 2014 ESPP (see Note 10), on January 1, 2018, the Company automatically added 29,411 shares to the total number shares of common stock available for future issuance under the 2014 ESPP.

On March 1, 2018, the Company entered into a long-term lease agreement for approximately 19,275 square feet of office space in Jersey City, New Jersey. The lease term is eleven years from the commencement date which is the later of July 1, 2018 or the substantial completion of certain improvements to the leased space, with total lease payments of $7.3 million over the lease term. The Company has the option to renew for two consecutive five-year periods from the end of the first term. Under the lease, the Company must furnish a security deposit in the form of a standby letter of credit in the amount of $0.3 million, which will be reduced by fifty-five thousand every two years for ten years after the commencement of the lease. The Company plans to renovate the space and will receive a tenant improvement allowance of $1.3 million. The Company is evaluating the accounting impact of the lease on its financial statements.

On March 6, 2018, the Company entered into an Equity Underwriting Agreement (the “Underwriting

Agreement”) with Guggenheim Securities, LLC, representative of the several underwriters (the “Underwriters”) relating to the offering, issuance and sale (the “Offering”) of (a) 17,751,500 shares of the Company’s common stock, par value $0.001 per share and (b) two series of warrants to purchase up to an aggregate of 21,301,800 shares of the Company’s common stock. The

Series 1 warrants to purchase up to 13,313,625 shares of common stock have a one-year term and an exercise price of $1.85 per share, and the Series 2 warrants to purchase up to 7,988,175 shares of common stock have a five-year term and an exercise price of $2.00 per share. There is not expected to be any trading market for the warrants issued in the Offering. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership. The price to the public in the Offering was $1.69 per share of common stock and accompanying warrants. Pursuant to the Underwriting Agreement, the Underwriters agreed to purchase shares of common stock and accompanying warrants from the Company at a price of $1.5886 per share, which resulted in approximately $27.8 million of net proceeds to the Company after deducting the underwriting discount and estimated offering expenses.

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

As of December 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption provided by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2017 fiscal year pursuant to Regulation 14A for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Executive Officers of the Company,” “Proposal 1 - Election of Directors,” “Information Regarding the Board and Its Committees,” “Nominating and Corporate Governance Committee,” “Section 16 Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics.”

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

The information required by this item will be set forth in our 2018 Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

1.	List of Financial Statements

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” and incorporated by reference herein.

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

10.8#

Development, License and Supply Agreement, dated August 1, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC. (Filed with the SEC as Exhibit 10.10 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.9#

License Agreement, dated August 7, 2012, as amended, between SCYNEXIS, Inc. and Dechra Ltd. (Filed with the SEC as Exhibit 10.11 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.10#

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

10.13

Amendment No. 1 to Exclusive Worldwide License Agreement, dated October 26, 2006, between SCYNEXIS, Inc. and Aventis Pharma S.A. (Filed with the SEC as Exhibit 10.16 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.14*

SCYNEXIS, Inc. 2015 Inducement Award Plan and Form of Stock Option Grant Notice and Stock Option Agreement. (Filed with the SEC as Exhibit 10.34 to our Registration Statement on Form S-1, filed with the SEC on April 9, 2015, SEC File No. 333-203314, and incorporated by reference here).

10.15*

Employment Agreement, effective November 1, 2015, between SCYNEXIS, Inc. and Eric Francois. (Filed with the SEC as Exhibit 99.1 to our current report on Form 8-K, filed with the SEC on November 2, 2015, SEC File No. 001-36365, and incorporated by reference here, and incorporated by reference here).

10.16*

Engagement Letter, dated July 7, 2015, between CMF Associates, LLC, and SCYNEXIS, Inc. (Filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2015, SEC File No. 001-36365, and incorporated by reference here, and incorporated by reference here).

10.17

Sublease Agreement, dated July 13, 2015, and effective July 22, 2015, between the Company and Optimer Pharmaceuticals, Inc. (Filed with the SEC as Exhibit 10.2 to our current report on Form 8-K, filed with the SEC on July 23, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.18#

Commitment to Services Agreement, dated July 17, 2015, between SCYNEXIS, Inc. and Accuratus Lab Services, Inc. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.19*

Employment Agreement, effective June 1, 2015, between SCYNEXIS, Inc. and David Angulo (Filed with the SEC as Exhibit 10.24 to our Annual Report on Form 10-K, filed with the SEC on March 7, 2016, SEC file No. 001-36365, and incorporated by reference here).

10.20*

Employment Agreement, dated February 5, 2015, between SCYNEXIS, Inc. and Dr. Marco Taglietti. (Filed with the SEC as Exhibit 10.27 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.21

Patent Assignment, dated January 28, 2014, between SCYNEXIS, Inc. and Merck Sharpe & Dohme Corp. (Filed with the SEC as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.22

Addendums to Reimbursement Agreement, dated April 9, 2010, March 17, 2014 and April 29, 2014, between SCYNEXIS, Inc. and Sanofi. (Filed with the SEC as Exhibit 10.31 to our Amendment No. 3 to Registration Statement on Form S-1, filed with the SEC on April 30, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.23#

Exclusive License Agreement, dated October 29, 2014, between SCYNEXIS, Inc. and Waterstone Pharmaceutical (HK Limited). (Filed with the SEC as Exhibit 10.32 to our Annual Report on Form 10-K, filed with the SEC on March 30 2015, SEC File No. 001-36365, and incorporated by reference here).

10.24#

Amendment to Termination and License Agreement, dated December 11, 2014, between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. (Filed with the SEC as Exhibit 10.33 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.25#

Second Amendment to License Agreement between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. dated December 21, 2016 (Filed with the SEC as Exhibit 10.30 to our Annual Report on Form 10-K, filed with the SEC on March 13, 2017, SEC file No. 001-36365, and incorporated by reference here).

10.26*

Amendment of Employment Agreement, effective April 18, 2016, between SCYNEXIS, Inc. and Marco Taglietti. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, SEC File No. 001-36365, and incorporated by reference here).

10.27*

Amendment of Employment Agreement, effective April 18, 2016, between SCYNEXIS, Inc. and David Angulo. (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, SEC File No. 001-36365, and incorporated by reference here).

10.28

Loan and Security Agreement, dated September 30, 2016, between SCYNEXIS, Inc. and Solar Capital Ltd. (Filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on October 5, 2016, and incorporated by reference here).

10.29*

Compensation arrangements with certain executive officers (Filed with the SEC as Exhibit 10.34 to our Annual Report on Form 10-K, filed with the SEC on March 13, 2017, and in Item 5.02 of our Current Annual Report on Form 8-K, filed with the SEC on February 15, 2018, SEC file No. 001-36365, and incorporated by reference here).

10.30

Amendment to Commitment to Services Agreement, dated January 17, 2016, between SCYNEXIS, Inc. and Accuratus Lab Services, Inc. (Filed with the SEC as Exhibit 10.35 to our Annual Report on Form 10-K, filed with the SEC on March 13, 2017, SEC file No. 001-36365, and incorporated by reference here).

10.31

Amendment to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2017, SEC file No. 001-36365, and incorporated by reference here).

10.32

Additional Agreement No. 2 to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2017, SEC file No. 001-36365, and incorporated by reference here).

10.33

Additional Agreement No. 3 to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2017, SEC file No. 001-36365, and incorporated by reference here).

10.34	Non-Employee Director Compensation Arrangements.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

# Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.

* Designates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	March 13, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marco Taglietti and Eric Francois Shah, as his true and lawful attorney-in-fact and agent, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marco Taglietti M.D.	Chief Executive Officer	March 13, 2018
Marco Taglietti M.D.	(Principal Executive Officer)

/s/ Eric Francois	Chief Financial Officer	March 13, 2018
Eric Francois	(Principal Financial and Accounting Officer)

/s/ Guy Macdonald	Director	March 13, 2018
Guy Macdonald

/s/ Patrick Machado	Director	March 13, 2018
Patrick Machado

/s/ David Hastings	Director	March 13, 2018
David Hastings

/s/ Steven C. Gilman, Ph.D.	Director	March 13, 2018
Steven C. Gilman, Ph.D.

/s/ Ann F. Hanham, Ph.D.	Director	March 13, 2018
Ann F. Hanham, Ph.D.

/s/ Marion McCourt	Director	March 13, 2018
Marion McCourt