Form 10-Q
period 2018-03-31
SCYNEXIS INC
filed 2018-05-08
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 1, 2018, there were 46,843,441 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$27,223	$11,469
Short-term investments	36,477	32,424
Prepaid expenses and other current assets	645	1,067
Total current assets	64,345	44,960
Other assets	585	576
Deferred offering costs	230	314
Restricted cash	328	—
Total assets	$65,488	$45,850
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,331	$3,833
Accrued expenses	937	1,705
Deferred revenue, current portion	257	257
Loan payable, current portion	3,599	4,349
Warrant liability	2,728	—
Total current liabilities	10,852	10,144
Deferred revenue, non-current	57	121
Warrant liabilities	6,571	3,872
Loan payable, long term	11,164	10,303
Total liabilities	28,644	24,440
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of March 31, 2018 and December 31, 2017; 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized as of March 31, 2018, and December 31, 2017; 46,843,441 and 28,971,651 shares issued and outstanding as of March 31, 2018, and December 31, 2017, respectively	47	29
Additional paid-in capital	246,049	226,631
Accumulated deficit	(209,252)	(205,250)
Total stockholders’ equity	36,844	21,410
Total liabilities and stockholders’ equity	$65,488	$45,850

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$64	$64
Operating expenses:
Research and development, net	5,326	4,020
Selling, general and administrative	1,971	2,060
Total operating expenses	7,297	6,080
Loss from operations	(7,233)	(6,016)
Other (income) expense:
Amortization of debt discount	111	100
Interest income	(167)	(69)
Interest expense	379	345
Warrant liabilities fair value adjustment	(3,554)	(1,523)
Total other income	(3,231)	(1,147)
Net loss	$(4,002)	$(4,869)
Warrant liability fair value adjustment	—	(1,523)
Net loss attributable to common stockholders - diluted	$(4,002)	$(6,392)
Net loss per share attributable to common stockholders - basic
Net loss per share - basic	$(0.12)	$(0.19)
Net loss per share attributable to common stockholders - diluted
Net loss per share - diluted	$(0.12)	$(0.25)
Weighted average common shares outstanding
Basic	33,579,025	25,364,429
Diluted	33,579,025	25,562,027

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,002)	$(4,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	1
Stock-based compensation expense	425	396
Accretion/amortization of investment discount/premium	(58)	100
Amortization of debt discount	111	100
Change in fair value of warrant liabilities	(3,554)	(1,523)
Changes in deferred rent	(4)	(5)
Changes in operating assets and liabilities:
Prepaid expenses, other assets, and deferred costs	422	(549)
Accounts payable and accrued expenses	(1,496)	(359)
Deferred revenue	(64)	(64)
Net cash used in operating activities	(8,219)	(6,772)
Cash flows from investing activities:
Maturities of investments	11,980	6,000
Purchases of property and equipment	(10)	(2)
Purchase of investments	(15,975)	(18,161)
Net cash used in investing activities	(4,005)	(12,163)
Cash flows from financing activities:
Proceeds from common stock issued	30,192	3,277
Payments of deferred offering costs and underwriting discounts and commissions	(1,906)	(108)
Proceeds from employee stock purchase plan issuance	20	18
Net cash provided by financing activities	28,306	3,187
Net increase in cash, cash equivalents, and restricted cash	16,082	(15,748)
Cash, cash equivalents, and restricted cash at beginning of period	11,469	35,656
Cash, cash equivalents, and restricted cash at end of period	$27,551	$19,908
Supplemental cash flow information:
Cash paid for interest	$379	$345
Cash received for interest	$128	$60
Noncash financing and investing activities:
Deferred offering costs included in accounts payable and accrued expenses	$224	—
Deferred offering costs reclassified to additional-paid-in capital	$84	$10

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

Shelf Registration Filing

On October 30, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 16, 2015. The registration statement contained two prospectuses:

•

a base prospectus which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of the Company's common stock, preferred stock, debt securities and warrants, including common stock or preferred stock issuable upon conversion of debt securities, common stock issuable upon conversion of preferred stock, or common stock, preferred stock or debt securities issuable upon the exercise of warrants (the "Shelf Registration"), and

•

a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $40.0 million of the Company's common stock that may be issued and sold under a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”).  Pursuant to the Sales Agreement, the Company may sell from time to time, at its option, up to an aggregate of $40.0 million of the Company’s common stock, through Cantor, as sales agent.  Pursuant to the Sales Agreement, sales of the common stock, if any, will be made under the Company’s previously filed and currently effective registration statement on Form S-3 (File No. 333-207705).

The common stock that may be offered, issued and sold by the Company under the Sales Agreement is included in the $150.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the Sales Agreement with Cantor, any portion of the $40.0 million included in the Sales Agreement that is not sold pursuant to the Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.  In addition, the Company has conducted two offerings of common stock and warrants under the registration statement, including $52.5 million relating to the offer and sale of shares issuable pursuant to the warrants sold.  As a result, as of March 31, 2018, the remaining amount of common stock and other allowable securities to be offered under the Sales Agreement and Shelf Registration (including any unsold portion of the $40.0 million included in the Sales Agreement but excluding the sale of shares pursuant to the outstanding warrants) was $23.9 million and $28.2 million, respectively.  The Shelf Registration will expire on November 16, 2018.  The Company intends to file a new shelf registration on Form S-3 with the SEC prior to the expiration of the Shelf Registration.

March 2018 Public Offering

On March 8, 2018, the Company completed a public offering (the "March 2018 Public Offering") of its common stock and warrants pursuant to the Company's effective Shelf Registration.  The Company sold an aggregate of 17,751,500 shares of the Company’s common stock and warrants to purchase up to 21,301,800 shares of the Company’s common stock at a public offering price of $1.69 per share.  Net proceeds from the March 2018 Public Offering were approximately $27.9 million, after deducting the underwriting discount and estimated offering expenses.  See Note 8 for further details.

Unaudited Interim Financial Information

The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results for the full year or the results for any future periods. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 13, 2018.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.  The Company's cash and cash equivalents include cash on deposit and a money market fund.  The Company reported cash, cash equivalents, and restricted cash of $27.6 million as of March 31, 2018.  See Note 7 for further details on the nature of the restricted cash.

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

Warrant Liabilities

On June 21, 2016, the Company sold an aggregate of 9,375,000 shares of common stock and warrants (the “June 2016 Public Offering”) to purchase up to 4,218,750 shares of the Company's common stock under the Shelf Registration at a public offering price of $2.40 per share of common stock sold.  On March 8, 2018, the Company sold 17,751,500 shares of its common stock and warrants to purchase up to 21,301,800 shares of the Company’s common stock under the Shelf Registration at a public offering price of $1.69 per share of common stock sold.  The Company accounted for these warrants as liabilities measured at fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. See Note 8 for further details.

Comprehensive Loss

The Company has no items of comprehensive income or loss other than net loss.

Revenue Recognition and Deferred Revenue

The Company has entered into arrangements involving the sale or license of intellectual property and the provision of other services.  When entering into any arrangement involving the sale or license of intellectual property rights and other services, the Company determines whether the arrangement is subject to accounting guidance in ASC 606, Revenue from Contracts with Customers (“Topic 606”), which became effective in the current period (the Company has elected to use the modified retrospective approach for contracts that are not completed contracts and there was no cumulative adjustment recognized in the current period) as well as ASC 808, Collaborative Arrangements ("Topic 808"). If the Company determines that an arrangement includes goods or services that are central to the Company’s business operations for consideration, the Company will then identify the performance obligations in the contract using the unit-of-account guidance in Topic 606.  For a distinct unit-of-account that is within the scope of Topic 606, the Company applies all of the accounting requirements in Topic 606 to that unit-of-account, including the recognition, measurement, presentation and disclosure requirements.  For a distinct unit-of-account that is not within the scope of Topic 606, the Company will recognize and measure the distinct unit-of-account based on other authoritative ASC Topics or on a reasonable, rational, and consistently applied policy election.

Analyzing the arrangement to identify performance obligations requires the use of judgment. In arrangements that include the sale or license of intellectual property and other promised services, the Company first identifies if the licenses are distinct from the other promises in the arrangement.  If the license is not distinct, the license is combined with other services into a single performance obligation. Factors that are considered in evaluating whether a license is distinct from other promised services include, for example, whether the counterparty can benefit from the license without the promised service on its own or with other readily available resources and whether the promised service is expected to significantly modify or customize the intellectual property.

The Company classifies non-refundable upfront payments, milestone payments and royalties received for the sale or license of intellectual property as revenues within its statements of operations because the Company views such activities as being central to its business operations. For the sale of intellectual property that is distinct, fixed consideration and variable consideration are included in the transaction price and recognized in revenue immediately to the extent that it is probable that there would not be a significant reversal of cumulative revenue in the future.  For the license of intellectual property that is distinct, fixed and variable consideration (to the extent there will not be a significant reversal in the future) are also recognized immediately in income, except for consideration received in the form of royalty or sales-based milestones, which is recorded when the customer’s subsequent sales or usages occur.  If the sale or license of intellectual property is not distinct, revenue is deferred and recognized over the estimated period of the Company’s combined performance obligation.  For contractual arrangements that meet the definition of a collaborative arrangement under Topic 808, consideration received for any units-of-account that are outside the scope of Topic 606 are recognized in the statements of operations by considering (i) the nature of the arrangement, (ii) the nature of the Company’s business operations, and (iii) the contractual terms of the arrangement.

The Company's August 2013 development, license, and supply agreement with R-Pharm, CJSC (“R-Pharm”), combined with the supplemental arrangement in November 2014 (the “R-Pharm Agreement”), is a collaborative arrangement pursuant to Topic 808.  The Company received a non-refundable upfront payment of $1.5 million from R-Pharm in August 2013 which is being recognized over the estimated relationship period of 70 months for the combined performance obligation that includes the license of intellectual property and the participation on a joint steering committee.  The Company recognized revenue from this upfront payment of $0.1 million for the three months ended March 31, 2018 and 2017.  The Company is entitled to receive other payments under the R-Pharm Agreement including development and sales-based milestones and royalties; however, the variable consideration was fully constrained as of March 31, 2018.  The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. The Company recorded receivables for unpaid reimbursement amounts due from R-Pharm of $0.3 million as of March 31, 2018 and December 31, 2017, which are presented in prepaid expenses and other current assets in the accompanying balance sheets.

In July 2016, the Company entered into an Asset Purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the Asset Purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from

Cypralis if abandoned or deprioritized.  For the three months ended March 31, 2018, there was no revenue recognized associated with this agreement given the variable consideration associated with the sale of intellectual property to Cypralis was fully constrained as of March 31, 2018.  Additionally, in October 2014 we entered into a license agreement with Waterstone Pharmaceutical HK Limited (or “Waterstone”) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds.  The Company is entitled to receive potential milestones and royalties from Waterstone and for the three months ended March 31, 2018, there was no revenue recognized by the Company associated with this agreement.

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

Information about the Company’s gross research and development expenses and the reimbursements due under the collaboration arrangement with R-Pharm for the three months ended March 31, 2018 and 2017, is presented as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expense, gross	$5,326	$4,039
Less: Reimbursement of research and development expense	—	19
Research and development expense, net of reimbursements	$5,326	$4,020

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

Amortization of Debt Discount

The Company's term loan in the amount of $15.0 million (the “Term Loan”) with Solar Capital Ltd. (“Solar”) is recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Term Loan (Note 8). The resulting debt discount is being amortized over the term of the Term Loan using the straight-line method, which approximates the effective interest method, and the amortization of debt discount is included in the accompanying statements of operations.

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

	March 31,
	2018	2017
Warrants to purchase Series C-1 Preferred	14,033	14,033
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	—
Warrants to purchase common stock associated with March 2018 Public Offering - Series 1	13,313,625	—
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	7,988,175	—
Stock options	4,152,734	2,770,029

Effect of Recent Accounting Pronouncements

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

3.	Short-term Investments

The following table summarizes the held-to-maturity securities held at March 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2018
U.S. government securities	$10,990	$5	$(6)	$10,989
Commercial paper	7,487	—	—	7,487
Overnight repurchase agreement	18,000	—	—	18,000
Total short-term investments	$36,477	$5	$(6)	$36,476

All held-to-maturity short-term investments at March 31, 2018 will mature in less than one year.  The gross unrealized gains and losses for the Company's commercial paper and overnight repurchase agreement are not significant.  The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Prepaid SCY-078 development services	$48	$384
Prepaid insurance	96	279
Other prepaid expenses	158	62
Other receivable due from R-Pharm	251	251
Other current assets	92	91
Total prepaid expenses and other current assets	$645	$1,067

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued research and development expenses	$355	$609
Accrued employee bonus compensation	261	763
Employee withholdings	32	29
Other accrued expenses	289	304
Total accrued expenses	$937	$1,705

6.	Borrowings

On September 30, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar, in its capacity as administrative and collateral agent and as lender. Pursuant to the Loan Agreement, Solar is providing the Company with a 48-month secured Term Loan in the amount of $15.0 million.  The Term Loan bears interest at a floating rate equal to the LIBOR rate in effect plus 8.49% and the Company was required to make interest-only payments on the Term Loan beginning November 1, 2016 through March 1, 2018.  Beginning April 1, 2018 (the “Amortization Date”), the Company was required to make monthly payments of interest plus equal monthly principal payments from April 1, 2018 through September 30, 2020 (the “Maturity Date”).  In March 2018, the Loan Agreement was amended and the Company is required to make monthly payments of interest plus equal monthly principal payments from October 1, 2018 through the Maturity Date of the Term Loan.  The final fee payable at the Maturity Date was also increased by thirty thousand dollars.  The Company will continue to pay interest-only payments through October 1, 2018.  Except as described above, all other terms and provisions of the Loan Agreement remain in full force and effect.  The ultimate term of the Term Loan was not extended and the equal monthly payments of principal will be calculated based on the remaining term of the Term Loan.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company other than its intellectual property, which is subject to a negative pledge.

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

Future principal debt payments on the currently outstanding Term Loan payable as of March 31, 2018 are as follows (in thousands):

2018	$1,875
2019	7,500
2020	5,625
Total principal payments	15,000
Final fee due at maturity	780
Total principal and final fee payment	15,780
Unamortized discount and debt issuance costs	(1,017)
Less current portion	(3,599)
Loan payable, long term	$11,164

7.	Commitments and Contingencies

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

On March 1, 2018, the Company entered into a long-term lease agreement for approximately 19,275 square feet of office space in Jersey City, New Jersey. The lease term is eleven years from the commencement date which is the later of July 1, 2018 or the substantial completion of certain improvements to the leased space, with total lease payments of $7.3 million over the lease term. The Company has the option to renew for two consecutive five-year periods from the end of the first term. Under the lease, the Company must furnish a security deposit in the form of a standby letter of credit in the amount of $0.3 million, which will be reduced by fifty-five thousand dollars every two years for ten years after the commencement of the lease.  The security deposit is classified as restricted cash in the accompanying balance sheets.  The Company’s lease is for a fully built-out space, which the landlord is currently renovating at its own cost of up to $1.3 million.

Rent expense was approximately $0.1 million for the three months ended March 31, 2018 and 2017.  Future minimum lease payments for all operating leases as of March 31, 2018 are as follows (in thousands):

2018	$510
2019	498
2020	508
2021	518
2022	529
Thereafter	4,919
Total	$7,482

License Arrangement with Potential Future Expenditures

As of March 31, 2018, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to SCY-078 in the field of human health. SCY-078 is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of SCY-078. The aggregate royalty percentages are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the SCY-078 compound (the "Deferred Milestone"). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the SCY-078 compound.  In December 2016 and January 2018, the Company entered into second and third amendments, respectively, to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.

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

ASC Topic 450, Contingencies, requires a loss contingency to be accrued by a charge to operating results if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal costs in connection with a loss contingency are expensed as incurred. As of March 31, 2018, the Company has not recognized a liability associated with the class action lawsuit contingency.

8.	Stockholder's Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of March 31, 2018, and December 31, 2017; 46,843,441 and 28,971,651 shares were issued and outstanding at March 31, 2018, and December 31, 2017, respectively. The following table summarizes common stock share activity for the three months ended March 31, 2018 (dollars in thousands):

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	28,971,651	$29	$226,631	$(205,250)	$21,410
Net loss	—	—	—	(4,002)	(4,002)
Stock-based compensation expense	—	—	425	—	425
Common stock issued through employee stock purchase plan	13,591	—	20	—	20
Common stock issued under Shelf Registration, net of expenses	17,852,193	18	18,980	—	18,998
Common stock issued for vested restricted stock units	6,006	—	(7)	—	(7)
Balance, March 31, 2018	46,843,441	$47	$246,049	$(209,252)	$36,844

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2018	December 31, 2017
Outstanding stock options	4,152,734	3,075,994
Outstanding Series C-1 Preferred warrants	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 Public Offering - Series 1	13,313,625	—
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	7,988,175	—
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	528,197	492,382
For possible future issuance under Employee Stock Purchase Plan (Note 9)	99,437	83,617
For possible future issuance under 2015 Inducement Plan (Note 9)	5,000	5,000
Total common shares reserved for future issuance	30,442,386	8,012,211

Warrants Associated with Convertible Preferred Stock Issuances

In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Preferred Stock, which converted into the right to purchase 14,033 shares of common stock in connection with the Company's IPO; however, the Company refers to these warrants as its Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued in conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of $45.61 per share of common stock in connection with the Company's IPO. These warrants remain outstanding as of March 31, 2018 and will expire on May 7, 2019, which is the five year anniversary of the Company's IPO. The fair value at the date of grant for these instruments was $0.5 million, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period.  As of March 31, 2018 and December 31, 2017, the fair value of the warrant derivative liability was zero.

Warrants Associated with June 2016 and March 2018 Public Offerings

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

On March 8, 2018, the Company completed the March 2018 Public Offering and sold 17,751,500 shares of its common stock and warrants to purchase up to 21,301,800 shares of the Company’s common stock.  Each purchaser received a warrant to purchase 0.75 of a share of common stock (the “Series 1 warrants”) and 0.45 of a share of common stock (the “Series 2 warrants”) for each share purchased in the March 2018 Public Offering.  The Series 1 warrants to purchase in the aggregate up to 13,313,625 shares of common stock have a 53-week term and an exercise price of $1.85 per share, and the Series 2 warrants to purchase in the aggregate up to 7,988,175 shares of common stock have a five-year term and an exercise price of $2.00 per share.  There is not expected to be any market for the warrants and each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership.

The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations.  During the three months ended March 31, 2018 and 2017, the Company recorded a gain of $3.6 million and a gain of $1.5 million, respectively, due to the change in fair value of the warrant liabilities.  As of March 31, 2018, the fair value of the warrant liabilities was $9.3 million.

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

Pursuant to the terms of the 2014 Plan, on January 1, 2018 and 2017, the Company automatically added 1,158,866 and 984,376 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of March 31, 2018, there were 528,197 shares of common stock available for future issuance under the 2014 Plan.

2015 Inducement Plan

On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan, or the 2015 Plan. The 2015 Plan has a share reserve covering 450,000 shares of common stock. During the three months ended March 31, 2018, there were no grants of the Company's common stock under the 2015 Inducement Plan.  As of March 31, 2018, there were 5,000 shares of common stock available for future issuance under the 2015 Plan.

The activity for the 2009 Stock Option Plan, 2014 Plan and 2015 Plan for the three months ended March 31, 2018, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — January 1, 2018	3,075,994	$5.59	7.23	$151
Granted	1,111,470	$1.76
Exercised	—	$—
Forfeited/Cancelled	(34,730)	$4.53
Outstanding — March 31, 2018	4,152,734	$4.57	7.68	$—
Exercisable — March 31, 2018	1,859,894	$6.73	5.87	$—
Vested or expected to vest — March 31, 2018	4,152,734	$4.57	7.68	$—

Restricted stock unit ("RSU") activity under the 2014 Plan for the three months ended March 31, 2018, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2017	64,365	$2.70
Granted	51,550	$1.69
Vested	(9,701)	$3.11
Forfeited/Cancelled	(5,239)	$3.02
Non-vested at March 31, 2018	100,975	$2.13

The fair value of RSUs is based on the market price of the Company's common stock on the date of grant.  RSUs are only issued to non-executive employees and vest 25% annually over a four-year period from the date of grant. Upon vesting, the RSUs are net share settled to cover the required withholding tax with the remaining shares issued to the holder.  The Company recognizes compensation expense for such awards ratably over the corresponding vesting period.

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

In the three months ended March 31, 2018, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 13,591 shares of common stock under the ESPP. During the three months ended March 31, 2017, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 7,667 shares of common stock under the ESPP.  As of March 31, 2018, there were 99,437 shares of common stock available for future issuance under the ESPP.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the ESPP was $0.4 million for the three months ended March 31, 2018 and 2017.  The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for the three months ended March 31, 2018 and 2017. Cash received from options exercised was zero for the three months ended March 31, 2018, and 2017.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$108	$94
Selling, general and administrative	317	302
Total	$425	$396

10.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of March 31, 2018 and December 31, 2017 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Cash on deposit	$1,316	$1,316	—	—
Money market funds	10,153	10,153	—	—
Total assets	$11,469	$11,469	—	—

Warrant liability	$3,872	—	—	$3,872
Total liabilities	$3,872	—	—	$3,872

March 31, 2018
Cash on deposit	$376	$376	—	—
Restricted cash	328	328	—	—
Money market funds	26,847	26,847	—	—
Total assets	$27,551	$27,551	—	—

Warrant liabilities	$9,299	—	—	$9,299
Total liabilities	$9,299	—	—	$9,299

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

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Balance - January 1, 2018	$3,872
March 2018 Public Offering - Series 1 Warrants	3,481
March 2018 Public Offering - Series 2 Warrants	5,500
Gain adjustment to fair value	(3,554)
Balance - March 31, 2018	$9,299

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended March 31, 2018, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

Overview

SCYNEXIS, Inc. is a biotechnology company committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative anti-infective therapies. We are developing our lead product candidate, SCY-078, as the first representative of a novel oral and intravenous (IV) triterpenoid antifungal family in clinical development for the treatment of several serious fungal infections, including invasive candidiasis (IC), invasive aspergillosis (IA), refractory invasive fungal infections (rIFI) and vulvovaginal candidiasis (VVC). SCY-078 is a structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of human fungi pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the pharmacokinetics and safety profile of oral and IV formulations of SCY-078 in multiple Phase 1 studies. In a Phase 2 study, evaluating oral SCY-078 as a step-down therapy in patients with invasive candidiasis, we confirmed that oral SCY-078 achieved the intended plasma exposure for efficacy and was well-tolerated. In another Phase 2 proof-of-concept study, evaluating oral SCY-078 in women with VVC, we observed numerically higher clinical cure rates at test-of-cure visit and fewer recurrences of infection at the four-month follow-up when compared to oral fluconazole, the standard of care (SoC) for VVC. The U.S. Food and Drug Administration (FDA) has granted Qualified Infectious Disease Product (QIPD) and Fast Track designations for the formulations of SCY-078 for the indications of IC (including candidemia), IA, and VVC indications, and has granted Orphan Drug designations for the IC and IA indications.  These indications may provide us with additional market exclusivity and expedited regulatory paths.

We recently completed enrollment of patients in a Phase 2b dose-finding study of oral SCY-078 for the treatment of VVC (DOVE study). More than 180 women with moderate to severe acute VVC were randomized to one of five different regimens of oral SCY-078 or oral fluconazole, the current SoC for VVC.  We expect to report top-line results for this study by July 2018.

In April 2018, we received confirmation of our eligibility to continue to benefit from the provisions for administrative and financial assistance for Small and Medium Enterprise (SME) by the European Medicines Agency (EMA). Additionally, more than 450 subjects and patients have been exposed to SCY-078 to date, and there are no observed changes to the overall safety profile of SCY-078, relative to the previous knowledge of this investigational drug.

We continue to accelerate and expand our clinical programs, leveraging the versatility of the SCY-078 platform, to target indications with significant unmet medical needs and considerable commercial opportunity.

On March 8, 2018, we completed a public offering of our common stock and warrants pursuant to our Form S-3 shelf registration statement filed with the SEC on October 30, 2015 and declared effective on November 16, 2015 (Shelf Registration).  We sold an aggregate of 17,751,500 shares of our common stock and warrants to purchase up to 21,301,800 shares of our common stock at a public offering price of $1.69 per share.  Net proceeds from the offering were approximately $27.9 million, after deducting the underwriting discount and offering expenses.  Additionally, in March 2018, we amended our Loan and Security Agreement (Loan Agreement) with Solar Capital Ltd. (Solar) to extend when we are required to start making principal payments, and we will now make payments of interest plus equal monthly principal payments starting October 1, 2018 through the Maturity Date of the Term Loan.

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016 and March 2018.  As of March 31, 2018, we had received an aggregate of $141.2 million in net proceeds from the issuance of our common stock in these four offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $63.7 million as of March 31, 2018.

We have incurred net losses since our inception, including the year ended December 31, 2017, and the three months ended March 31, 2018.  As of March 31, 2018, our accumulated deficit was $209.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase as we continue to execute our research and drug development strategy. We also expect that we will continue to incur selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Shelf Registration, including the related at-the-market facility entered into on April 11, 2016 with Cantor Fitzgerald & Co. (Cantor).

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

Collaborations and Licensing Agreements

We are party to a number of licensing and collaboration agreements with partners in human health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed the rights to SCY-078 in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events as well as tiered royalties based on worldwide sales of SCY-078 when and if it is approved (in 2014, Merck assigned the patents to us related to SCY-078 that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) R-Pharm, CJSC, or "R-Pharm," a leading supplier of hospital drugs in Russia, granting it exclusive rights in the field of human health to develop and commercialize SCY-078 in Russia and several non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us; (3) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635 for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties; and (4) Cypralis Limited, or "Cypralis," a life sciences company, transferring to it certain cyclophilin inhibitor assets of ours, under which we are eligible to receive milestone payments upon the successful progression of certain Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization.

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

Other Expense (Income)

All of our other expense (income) recognized in the three months ended March 31, 2018, consists of interest income, amortization of debt discount, interest expense, and the warrant liability fair value adjustment.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	Period-to-Period Change
Revenue	$64	$64	$—	—%
Operating expenses:
Research and development, net	5,326	4,020	1,306	32.5%
Selling, general and administrative	1,971	2,060	(89)	(4.3)%
Total operating expenses	7,297	6,080	1,217	20.0%
Loss from operations	(7,233)	(6,016)	(1,217)	20.2%
Other (income) expense:
Amortization of debt discount	111	100	11	11.0%
Interest income	(167)	(69)	(98)	142.0%
Interest expense	379	345	34	9.9%
Warrant liabilities fair value adjustment	(3,554)	(1,523)	(2,031)	133.4%
Total other income	(3,231)	(1,147)	(2,084)	181.7%
Net loss	$(4,002)	$(4,869)	$867	(17.8)%

Revenue. For the three months ended March 31, 2018, revenue remained consistent when compared to the three months ended March 31, 2017. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the three months ended March 31, 2018, research and development expenses increased to $5.3 million from $4.0 million for the three months ended March 31, 2017. The increase of $1.3 million, or 33%, for the three months ended March 31, 2018 was primarily driven by an increase of $0.7 million in pre-clinical development expense, a $0.7 million increase in clinical development expense, a $0.4 million increase in chemistry, manufacturing, and controls (CMC), and a net increase of $0.2 million in other research and development costs; offset by a decrease in consulting expense of $0.7 million.  The $0.7 million increase in pre-clinical development for the three months ended March 31, 2018, was primarily driven by the expense recognized for certain toxicology and other studies in support of our planned clinical activities.  The $0.7 million increase in clinical development expense for the three months ended March 31, 2018, was primarily driven by the expense recognized for the ongoing DOVE and FURI studies that began enrolling patients in the third and fourth quarters of 2017, respectively.  The $0.4 million increase in CMC for the three months ended March 31, 2018, was primarily driven by increased costs associated with the development and manufacture of the liposomal IV formulation of SCY-078.  The $0.7 million decrease in consulting expense for the three months ended March 31, 2018, was primarily due to the increase in full time employees from the comparable prior period.

Selling, General & Administrative. For the three months ended March 31, 2018, selling, general and administrative expenses remained consistent when compared to the three months ended March 31, 2017.

Amortization of Debt Discount. During each of the three months ended March 31, 2018 and 2017, we recognized $0.1 million in amortization of debt discount.  The debt discount comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement with Solar.

Interest Income. During the three months ended March 31, 2018 and 2017, we recognized $0.2 million and $0.1 million, respectively, in interest income associated with our short-term investments.

Interest Expense. During the three months ended March 31, 2018 and 2017, we recognized $0.4 million and $0.3 million, respectively, in interest expense associated with the Loan Agreement with Solar.

Warrant Liabilities Fair Value Adjustment.  On June 21, 2016, we sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of our common stock at a public offering price of $2.40 per share of common stock sold.  On March 8, 2018, we sold an aggregate of 17,751,500 shares of common stock and warrants to purchase up to 21,301,800 shares of the Company’s common stock at a public offering price of $1.69 per share of common stock.  We accounted for these warrants as liability instruments measured at their fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. For the three months ended March 31, 2018, we recognized a $3.6 million gain in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.  For the three months ended March 31, 2017, we recognized a $1.5 million gain in the fair value adjustment related to the warrant liability, primarily due to the decrease in our stock price during the quarter.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2018, we have funded our operations from net proceeds from debt and equity issuances and through revenue from development services. As of March 31, 2018, we had cash and cash equivalents and short-term investments of approximately $63.7 million, compared to $43.9 million as of December 31, 2017. The increase in our cash and cash equivalents and short-term investments was primarily due to the March 2018 public offering offset by our continued development costs associated with our lead product candidate, SCY-078. We have incurred net losses since our inception, including the three months ended March 31, 2018.  As of March 31, 2018, our accumulated deficit was $209.3 million.

We anticipate that we will continue to incur losses for at least the next several years. We expect our research and development expenses to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Shelf Registration, including the related at-market-facility entered into on April 11, 2016 with Cantor.  During the three months ended March 31, 2018, we received net proceeds of $0.2 million under our at-the-market facility.

Cash Flows

The following table sets forth the significant sources and uses of cash for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash, cash equivalents, and restricted cash, January 1	$11,469	$35,656
Net cash used in operating activities	(8,219)	(6,772)
Net cash used in investing activities	(4,005)	(12,163)
Net cash provided by financing activities	28,306	3,187
Net increase in cash, cash equivalents, and restricted cash	16,082	(15,748)
Cash, cash equivalents, and restricted cash, March 31	$27,551	$19,908

Operating Activities

The $1.4 million increase in net cash used in operating activities for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to increases in costs associated with SCY-078 development efforts. We expect that our research and development expenses will increase as we pursue our SCY-078 development efforts and we expect we will continue to incur selling, general and administrative expenses to support our operations.

Net cash used in operating activities of $8.2 million for the three months ended March 31, 2018, primarily consisted of the $4.0 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of    $3.6 million and stock-based compensation expense of $0.4 million, plus a net unfavorable change in operating assets and liabilities of $1.1 million. The net unfavorable change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $1.5 million, offset in part by an increase in prepaid expenses, other assets, and deferred costs of $0.4 million.  The $1.5 million decrease in accounts payable and accrued expenses was primarily due to a $0.8 million decrease in accrued bonuses that were paid during the three months ended March 31, 2018.

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

Investing Activities

Net cash used in investing activities of $4.0 million for the three months ended March 31, 2018 consisted primarily of purchases and maturities of short-term investments of $16.0 million and $12.0 million, respectively.

Net cash used in investing activities of $12.2 million for the three months ended March 31, 2017, consisted of $18.2 million of investment purchases, partially offset by the maturity of investments of $6.0 million.

Financing Activities

Net cash provided by financing activities of $28.3 million for the three months ended March 31, 2018, consisted of gross proceeds from common stock issued under the Shelf Registration of $30.2 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $1.9 million.

Net cash provided by financing activities for the three months ended March 31, 2017, consisted of gross proceeds from common stock issued under the Shelf Registration of $3.3 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.1 million.

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

Based upon our existing operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating requirements into 2020. We are continually evaluating our operating plan and assessing the optimal cash utilization for of our SCY-078 development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

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

•	our need and ability to hire additional management and scientific and medical personnel;
•	the costs associated with our securities litigation and the outcome of that litigation;
•	our need to implement additional, as well as to enhance existing, internal systems and infrastructure, including financial and reporting processes and systems and the associated compliance costs; and
•	the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

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

Contractual Obligations, Commitments and Contingencies

Our commitments and contingencies, including payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, have been described within Notes 6 and 7 to our unaudited interim financial statements in Part 1 of this Quarterly Report on Form 10-Q.  During the quarter ended March 31, 2018, we entered into a long-term lease agreement for approximately 19,275 square feet of office space in Jersey City, New Jersey.  Other than the entry into this lease, our contractual obligations and commitments have not changed materially from those disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018.

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

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

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

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 7 of Notes to the Financial Statements contained elsewhere in this report under the caption Legal Proceeding.

Item 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017 except as noted below.

Other Risks Relating to Our Business

New European Privacy Regulations may Impose Additional Liability Risk on Us.

Effective May 25, 2018, the EU will implement the General Data Protection Regulation, or GDPR, a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. The GDPR will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR will also impose strict rules on the transfer of personal data out of the EU to the United States, will provide an enforcement authority and will impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR will increase our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.

Item 6.	Exhibits.

Exhibit Number	Description of Document

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

10.1#	Third Amendment to License Agreement between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. dated December 21, 2016.

10.2	First Amendment to Loan and Security Agreement between SCYNEXIS, Inc. and Solar Capital Ltd. dated March 30, 2018.

10.3

2017 Bonuses and 2018 Compensation Arrangements with Executive Officers (Filed with the SEC in Item 5.02 of our Current Report on Form 8-K, filed with the SEC on February 15, 2018, SEC File No. 001-36365, and incorporated by reference here)

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

# - Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2018

By:	/s/ Eric Francois
Eric Francois
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 8, 2018