Form 10-Q
period 2018-06-30
SCYNEXIS INC
filed 2018-08-09
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File Number 001-36365

SCYNEXIS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2181648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Evertrust Plaza, 13th Floor Jersey City, New Jersey	07302-6548
(Address of principal executive offices)	(Zip Code)

(201)-884-5485

(Registrant’s telephone number, including area code)

Former Address:  101 Hudson Street, Suite 3610, Jersey City, New Jersey 07302-6548

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

As of August 1, 2018, there were 47,013,722 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$6,769	$11,469
Short-term investments	48,425	32,424
Prepaid expenses and other current assets	1,313	1,067
Total current assets	56,507	44,960
Other assets	573	576
Deferred offering costs	230	314
Restricted cash	328	—
Property and equipment	412	—
Total assets	$58,050	$45,850
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,590	$3,833
Accrued expenses	1,621	1,705
Deferred revenue, current portion	249	257
Loan payable, current portion	5,474	4,349
Warrant liability	3,220	—
Total current liabilities	13,154	10,144
Deferred revenue, non-current	—	121
Warrant liabilities	8,953	3,872
Loan payable, long term	9,390	10,303
Total liabilities	31,497	24,440
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of June 30, 2018 and December 31, 2017; 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized as of June 30, 2018, and December 31, 2017; 46,844,072 and 28,971,651 shares issued and outstanding as of June 30, 2018, and December 31, 2017, respectively	47	29
Additional paid-in capital	246,517	226,631
Accumulated deficit	(220,011)	(205,250)
Total stockholders’ equity	26,553	21,410
Total liabilities and stockholders’ equity	$58,050	$45,850

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$64	$64	$129	$129
Operating expenses:
Research and development, net	5,599	4,448	10,925	8,467
Selling, general and administrative	2,123	2,361	4,094	4,420
Total operating expenses	7,722	6,809	15,019	12,887
Loss from operations	(7,658)	(6,745)	(14,890)	(12,758)
Other expense (income):
Amortization of debt discount	99	100	212	200
Interest income	(271)	(82)	(437)	(150)
Interest expense	397	360	776	709
Warrant liabilities fair value adjustment	2,874	(2,924)	(680)	(4,447)
Total other expense (income)	3,099	(2,546)	(129)	(3,688)
Net loss	$(10,757)	$(4,199)	$(14,761)	$(9,070)

Net loss per share - basic and diluted	$(0.23)	$(0.16)	$(0.37)	$(0.35)
Weighted average common shares outstanding - basic and diluted	46,843,524	25,813,675	40,247,917	25,590,293

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(14,761)	$(9,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	39
Stock-based compensation expense	893	833
(Accretion)/amortization of investment discount/premium	(122)	165
Amortization of debt discount	212	200
Change in fair value of warrant liabilities	(680)	(4,447)
Changes in deferred rent	(4)	(7)
Changes in operating assets and liabilities:
Prepaid expenses, other assets, and deferred costs	(200)	(1,326)
Accounts payable and accrued expenses	(1,328)	(411)
Deferred revenue	(129)	(129)
Net cash used in operating activities	(16,117)	(14,153)
Cash flows from investing activities:
Maturities of investments	30,156	25,497
Purchases of property and equipment	(410)	(2)
Purchase of investments	(46,082)	(44,622)
Net cash used in investing activities	(16,336)	(19,127)
Cash flows from financing activities:
Proceeds from common stock issued	30,192	5,224
Payments of offering costs and underwriting discounts and commissions	(2,131)	(168)
Proceeds from employee stock purchase plan issuance	20	18
Net cash provided by financing activities	28,081	5,074
Net decrease in cash, cash equivalents, and restricted cash	(4,372)	(28,206)
Cash, cash equivalents, and restricted cash at beginning of period	11,469	35,656
Cash, cash equivalents, and restricted cash at end of period	$7,097	$7,450
Supplemental cash flow information:
Cash paid for interest	$901	$709
Cash received for interest	$359	$307
Noncash financing and investing activities:
Deferred offering costs reclassified to additional-paid-in capital	$84	$15

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative therapies. The Company is developing its lead product candidate, ibrexafungerp, formally known as SCY-078, as the first representative of a novel oral and intravenous triterpenoid antifungal family for the treatment of several fungal infections, including serious and life-threatening invasive fungal infections.

The Company has incurred losses and negative cash flows from operations since its initial public offering ("IPO") in May 2014 and expects to continue to incur losses.  The Company's liquidity over the next 12 months could be materially affected by, among other things: its ability to raise capital through equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements; key ibrexafungerp development and regulatory events; costs related to its development of ibrexafungerp; and other factors.

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

The common stock that may be offered, issued and sold by the Company under the Sales Agreement is included in the $150.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the Sales Agreement with Cantor, any portion of the $40.0 million included in the Sales Agreement that is not sold pursuant to the Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.  In addition, the Company has conducted two offerings of common stock and warrants under the Shelf Registration, including $52.5 million relating to the offer and sale of shares issuable pursuant to the warrants sold.  As a result, as of June 30, 2018, the remaining amount of common stock and other allowable securities to be offered under the Sales Agreement and Shelf Registration (including any unsold portion of the $40.0 million included in the Sales Agreement but excluding the sale of shares pursuant to the outstanding warrants) was $23.9 million and $28.2 million, respectively.  The Shelf Registration will expire on November 16, 2018.  The Company intends to file a new shelf registration on Form S-3 with the SEC prior to the expiration of the Shelf Registration.

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

Unaudited Interim Financial Information

The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results for the full year or the results for any future periods. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 13, 2018.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.  The Company's cash and cash equivalents include cash on deposit and a money market fund.  The Company reported cash, cash equivalents, and restricted cash of $7.1 million as of June 30, 2018.  See Note 7 for further details on the nature of the restricted cash.

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

The Company's August 2013 development, license, and supply agreement with R-Pharm, CJSC (“R-Pharm”), combined with the supplemental arrangement in November 2014 (the “R-Pharm Agreement”), is a collaborative arrangement pursuant to Topic 808.  The Company received a non-refundable upfront payment of $1.5 million from R-Pharm in August 2013 which is being recognized over the estimated relationship period of 70 months for the combined performance obligation that includes the license of intellectual property and the participation on a joint steering committee.  The Company recognized revenue from this upfront payment of $0.1 million in both the three and six months ended June 30, 2018.  The Company is entitled to receive other payments under the R-Pharm Agreement including development and sales-based milestones and royalties; however, the variable consideration was fully constrained as of June 30, 2018.  The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. The Company recorded receivables for unpaid reimbursement amounts due from R-Pharm of $0.2 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively, which are presented in prepaid expenses and other current assets in the accompanying balance sheets.

In July 2016, the Company entered into an Asset Purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the Asset Purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from

Cypralis if abandoned or deprioritized.  For the three and six months ended June 30, 2018, there was no revenue recognized associated with this agreement given the variable consideration associated with the sale of intellectual property to Cypralis was fully constrained as of June 30, 2018.  Additionally, in October 2014 the Company entered into a license agreement with Waterstone Pharmaceutical HK Limited (or “Waterstone”) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds.  The Company is entitled to receive potential milestones and royalties from Waterstone and for the three and six months ended June 30, 2018, there was no revenue recognized by the Company associated with this agreement.

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

The Company is required to estimate its expenses resulting from its obligations under contracts with clinical research organizations, clinical site agreements, vendors, and consultants in connection with conducting ibrexafungerp clinical trials and preclinical development. The financial terms of these contracts are subject to negotiations which vary from contract to contract, and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate development and trial expenses in its financial statements by matching those expenses with the period in which the services and efforts are expended. For clinical trials, the Company accounts for these expenses according to the progress of the trial as measured by actual hours expended by CRO personnel, investigator performance or completion of specific tasks, patient progression, or timing of various aspects of the trial. For preclinical development services performed by outside service providers, the Company determines accrual estimates through financial models, taking into account development progress data received from outside service providers and discussions with applicable Company and service provider personnel.

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

	June 30,
	2018	2017
Warrants to purchase Series C-1 Preferred	14,033	14,033
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 Public Offering - Series 1	13,313,625	—
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	7,988,175	—
Stock options	4,076,415	2,802,174

Effect of Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases, or ASU 2016-02. The new guidance requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. For public companies, ASU 2016-02 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact that the implementation of ASU 2016-02 will have on the Company’s financial statements (see Note 7).

3.	Short-term Investments

The following table summarizes the held-to-maturity securities held at June 30, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2017
U.S. government securities	$11,462	$74	$(79)	$11,457
Commercial paper	11,962	—	—	11,962
Overnight repurchase agreement	9,000	—	—	9,000
Total short-term investments	$32,424	$74	$(79)	$32,419

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2018
U.S. government securities	$24,909	$8	$(5)	$24,912
Commercial paper	12,016	—	—	12,016
Overnight repurchase agreement	11,500	—	—	11,500
Total short-term investments	$48,425	$8	$(5)	$48,428

All held-to-maturity short-term investments at June 30, 2018 and December 31, 2017 will mature in less than one year.  The gross unrealized gains and losses for the Company's commercial paper and overnight repurchase agreement are not significant.  The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Prepaid research and development services	$614	$384
Prepaid insurance	370	279
Other prepaid expenses	120	62
Other receivable due from R-Pharm	175	251
Other current assets	34	91
Total prepaid expenses and other current assets	$1,313	$1,067

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued research and development expenses	$816	$609
Accrued employee bonus compensation	522	763
Employee withholdings	23	29
Other accrued expenses	260	304
Total accrued expenses	$1,621	$1,705

6.	Borrowings

On September 30, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar, in its capacity as administrative and collateral agent and as lender. Pursuant to the Loan Agreement, Solar is providing the Company with a 48-month secured Term Loan in the amount of $15.0 million.  The Term Loan bears interest at a floating rate equal to the LIBOR rate in effect plus 8.49% and the Company was required to make interest-only payments on the Term Loan beginning November 1, 2016 through March 1, 2018.  Beginning April 1, 2018, the Company was required to make monthly payments of interest plus equal monthly principal payments from April 1, 2018 through September 30, 2020 (the “Maturity Date”).  In March 2018, the Loan Agreement was amended and the Company is required to make monthly payments of interest plus equal monthly principal payments from October 1, 2018 through the Maturity Date of the Term Loan.  The final fee payable at the Maturity Date was also increased by thirty thousand dollars.  The Company will continue to pay interest-only payments through October 1, 2018.  Except as described above, all other terms and provisions of the Loan Agreement remain in full force and effect.  The ultimate term of the Term Loan was not extended and the equal monthly payments of principal will be calculated based on the remaining term of the Term Loan.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company other than its intellectual property, which is subject to a negative pledge.

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

Future principal debt payments on the currently outstanding Term Loan payable as of June 30, 2018 are as follows (in thousands):

2018	$1,875
2019	7,500
2020	5,625
Total principal payments	15,000
Final fee due at maturity	780
Total principal and final fee payment	15,780
Unamortized discount and debt issuance costs	(916)
Less current portion	(5,474)
Loan payable, long term	$9,390

7.	Commitments and Contingencies

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

Rent expense was approximately $0.1 million for the three and six months ended June 30, 2018.  Future minimum lease payments for all operating leases as of June 30, 2018 are as follows (in thousands):

2018	$353
2019	498
2020	508
2021	518
2022	529
Thereafter	4,919
Total	$7,325

License Arrangement with Potential Future Expenditures

As of June 30, 2018, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalty percentages are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the "Deferred Milestone"). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, the Company entered into second and third amendments, respectively, to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.

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

ASC Topic 450, Contingencies, requires a loss contingency to be accrued by a charge to operating results if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal costs in connection with a loss contingency are expensed as incurred. As of June 30, 2018, the Company has not recognized a liability associated with the class action lawsuit contingency.

8.	Stockholder's Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of June 30, 2018, and December 31, 2017; 46,844,072 and 28,971,651 shares were issued and outstanding at June 30, 2018, and December 31, 2017, respectively. The following table summarizes common stock share activity for the six months ended June 30, 2018 (dollars in thousands):

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	28,971,651	$29	$226,631	$(205,250)	$21,410
Net loss	—	—	—	(14,761)	(14,761)
Stock-based compensation expense	—	—	893	—	893
Common stock issued through employee stock purchase plan	13,591	—	20	—	20
Common stock issued under Shelf Registration, net of expenses	17,852,193	18	18,980	—	18,998
Common stock issued for vested restricted stock units	6,637	—	(7)	—	(7)
Balance, June 30, 2018	46,844,072	$47	$246,517	$(220,011)	$26,553

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2018	December 31, 2017
Outstanding stock options	4,076,415	3,075,994
Outstanding Series C-1 Preferred warrants	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 Public Offering - Series 1	13,313,625	—
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	7,988,175	—
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	603,066	492,382
For possible future issuance under Employee Stock Purchase Plan (Note 9)	99,437	83,617
For possible future issuance under 2015 Inducement Plan (Note 9)	5,000	5,000
Total common shares reserved for future issuance	30,440,936	8,012,211

Warrants Associated with Convertible Preferred Stock Issuances

In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Preferred Stock, which converted into the right to purchase 14,033 shares of common stock in connection with the Company's IPO; however, the Company refers to these warrants as its Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued in conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of $45.61 per share of common stock in connection with the Company's IPO. These warrants remain outstanding as of June 30, 2018 and will expire on May 7, 2019, which is the five year anniversary of the Company's IPO. The fair value at the date of grant for these instruments was $0.5 million, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period.  As of June 30, 2018 and December 31, 2017, the fair value of the warrant derivative liability was zero.

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

The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations.  During the three and six months ended June 30, 2018, the Company recorded an expense of $2.9 million and a gain of $0.7 million, respectively, due to the change in fair value of the warrant liabilities.  As of June 30, 2018, the fair value of the warrant liabilities was $12.2 million.

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

Pursuant to the terms of the 2014 Plan, on January 1, 2018 and 2017, the Company automatically added 1,158,866 and 984,376 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of June 30, 2018, there were 603,066 shares of common stock available for future issuance under the 2014 Plan.

2015 Inducement Plan

On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan, or the 2015 Plan. The 2015 Plan has a share reserve covering 450,000 shares of common stock. During the six months ended June 30, 2018, there were no grants of the Company's common stock under the 2015 Inducement Plan.  As of June 30, 2018, there were 5,000 shares of common stock available for future issuance under the 2015 Plan.

The activity for the 2009 Stock Option Plan, 2014 Plan and 2015 Plan for the six months ended June 30, 2018, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — January 1, 2018	3,075,994	$5.59	7.23	$151
Granted	1,148,129	$1.75
Exercised	—	$—
Forfeited/Cancelled	(147,708)	$7.63
Outstanding — June 30, 2018	4,076,415	$4.43	7.66	$12
Exercisable — June 30, 2018	1,958,226	$6.27	6.28	$10
Vested or expected to vest — June 30, 2018	4,076,415	$4.43	7.66	$12

Restricted stock unit ("RSU") activity under the 2014 Plan for the six months ended June 30, 2018, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2017	64,365	$2.70
Granted	53,000	$1.68
Vested	(10,701)	$3.01
Forfeited/Cancelled	(5,239)	$3.02
Non-vested at June 30, 2018	101,425	$2.12

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

In the six months ended June 30, 2018, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 13,591 shares of common stock under the ESPP. During the six months ended June 30, 2017, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 7,667 shares of common stock under the ESPP.  As of June 30, 2018, there were 99,437 shares of common stock available for future issuance under the ESPP.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the ESPP was $0.5 million and $0.9 million for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2017, respectively.  The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for the three and six months ended June 30, 2018 and 2017. Cash received from options exercised was zero for the three and six months ended June 30, 2018, and 2017.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$129	$119	$237	$213
Selling, general and administrative	339	319	656	620
Total	$468	$438	$893	$833

10.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of June 30, 2018 and December 31, 2017 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Cash on deposit	$1,316	$1,316	—	—
Money market funds	10,153	10,153	—	—
Total assets	$11,469	$11,469	—	—

Warrant liability	$3,872	—	—	$3,872
Total liabilities	$3,872	—	—	$3,872

June 30, 2018
Cash on deposit	$592	$592	—	—
Restricted cash	328	328	—	—
Money market funds	6,177	6,177	—	—
Total assets	$7,097	$7,097	—	—

Warrant liabilities	$12,173	—	—	$12,173
Total liabilities	$12,173	—	—	$12,173

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

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Balance - January 1, 2018	$3,872
March 2018 Public Offering - Series 1 Warrants	3,481
March 2018 Public Offering - Series 2 Warrants	5,500
Gain adjustment to fair value	(680)
Balance - June 30, 2018	$12,173

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

Overview

SCYNEXIS, Inc. is a biotechnology company committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative therapies. We are developing our lead product candidate, ibrexafungerp, formally known as SCY-078, as the first representative of a novel oral and intravenous (IV) triterpenoid antifungal family in clinical development for the treatment of several serious fungal infections, including vulvovaginal candidiasis (VVC), invasive candidiasis (IC), invasive aspergillosis (IA), and refractory invasive fungal infections (rIFI).  In July 2018, we announced that ibrexafungerp was approved by the World Health Organization’s International Non-proprietary Name group for SCY-078.  Ibrexafungerp is a structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of human fungi pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of oral and IV formulations of ibrexafungerp in multiple studies. The U.S. Food and Drug Administration (FDA) has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for the formulations of ibrexafungerp for the indications of VVC, IC (including candidemia), and IA, and has granted Orphan Drug designations for the IC and IA indications.  These designations may provide us with additional market exclusivity and expedited regulatory paths.

Clinical and Preclinical Development Update

On July 10, 2018, we announced positive results from our Phase 2b, dose-finding study (the DOVE study) evaluating oral ibrexafungerp for the treatment of VVC.  The DOVE study evaluated the safety and efficacy of five oral ibrexafungerp regimens, with total doses of ibrexafungerp ranging from 600mg to 1800mg and treatment durations of one or three days, compared to fluconazole (FLU), the standard of care for VVC. The study enrolled a total of 186 patients with moderate-to-severe acute VVC (composite signs and symptoms [S&S] score of seven or higher), with 153 patients in the culture-confirmed modified Intent-to-Treat (mITT) population who were assessed at the Day 10 Test-of-Cure (TOC) visit and at the Day 25 Follow-Up (FU) visit. Key efficacy parameters included clinical cure rate (primary endpoint) and mycological eradication; other efficacy evaluations included use of antifungal rescue therapy and changes of S&S score.

All five doses of oral ibrexafungerp demonstrated meaningful clinical and mycological activity, confirming the potent antifungal effect of ibrexafungerp observed in our previous VVC Phase 2a study.  The lowest ibrexafungerp dose regimen of 600mg exhibited the optimal combination of overall clinical and mycological activity and favorable tolerability.  Pending the End-of-Phase 2 meeting with the FDA, we believe that the 600mg dose of ibrexafungerp for one day (given as two doses of 300mg 12 hours apart) is the optimal dose regimen for use in the VVC Phase 3 registration program.

At the Day 10 TOC, we observed a comparable clinical cure rate and mycological eradication in patients in the ibrexafungerp 600mg and FLU dose arms with sustained activity in both endpoints at the Day 25 FU visit.  Additionally, fewer patients in the ibrexafungerp 600mg dose arm required rescue antifungal activity versus the FLU arm and there was a statistical significant difference (p=0.01) in the S&S change from baseline between the ibrexafungerp 600mg and FLU dose arms at the Day 25 FU visit.  The following tables illustrate the data:

The oral ibrexafungerp 600mg dose was generally well-tolerated, with self-limiting (generally one-day duration), mild-to-moderate gastrointestinal adverse events (AEs) being the most commonly reported.

Results from the efficacy measures of the ibrexafungerp 600mg dose observed in the DOVE study were in-line with the results observed from the prior Phase 2a Proof-of-Concept VVC study (reported in June 2016), which used doses more than four times higher, further supporting the selection of the ibrexafungerp 600mg dose for development.

In January 2018, we announced encouraging pre-clinical results for the prototype liposomal IV formulation of ibrexafungerp, showing improved local tolerability profile at the infusion site in head-to-head pre-clinical evaluations with the cyclodextrin-based IV formulation. As part of our development plans, the process for the liposomal formulation was transferred for scale-up purposes at a manufacturing site intended to provide clinical supplies. Additional preclinical evaluations were performed with the scaled-up formulation, which unexpectedly revealed differences in tolerability at the injection site, delaying advancement of the IV product into human trials. As it is generally recognized that changes to manufacturing processes and/or or scale-up can impact the characteristics of drug products, particularly for more technically complex formulations such as liposomal products, we are currently working with our vendors and CMC experts to enable us to resume the pre-IND pre-clinical activities for the IV formulation of ibrexafungerp.

Corporate Update

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

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016 and March 2018.  As of June 30, 2018, we had received an aggregate of $141.2 million in net proceeds from the issuance of our common stock in these four offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $55.2 million as of June 30, 2018.

We have incurred net losses since our inception, including the year ended December 31, 2017, and the three and six months ended June 30, 2018.  As of June 30, 2018, our accumulated deficit was $220.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase as we continue to execute our research and drug development strategy. We also expect that we will continue to incur selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Shelf Registration, including the related at-the-market facility entered into on April 11, 2016 with Cantor Fitzgerald & Co. (Cantor).

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

Collaborations and Licensing Agreements

We are party to a number of licensing and collaboration agreements with partners in human health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed the rights to ibrexafungerp in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events as well as tiered royalties based on worldwide sales of ibrexafungerp when and if it is approved (in 2014, Merck assigned the patents to us related to ibrexafungerp that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) R-Pharm, CJSC, or "R-Pharm," a leading supplier of hospital drugs in Russia, granting it exclusive rights in the field of human health to develop and commercialize ibrexafungerp in Russia and several non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us; (3) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635 for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties; and (4) Cypralis Limited, or "Cypralis," a life sciences company, transferring to it certain cyclophilin inhibitor assets of ours, under which we are eligible to receive milestone payments upon the successful progression of certain Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization.

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

Our ibrexafungerp project was the only significant research and development project during the periods presented. We plan to increase our research and development expense for the foreseeable future as we continue our effort to develop ibrexafungerp and to potentially develop our other product candidates, subject to the availability of additional funding.

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

Other Expense (Income)

All of our other expense (income) recognized in the three and six months ended June 30, 2018, consists of interest income, amortization of debt discount, interest expense, and the warrant liability fair value adjustment.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Period-to-Period Change
Revenue	$64	$64	$—	—%
Operating expenses:
Research and development, net	5,599	4,448	1,151	25.9%
Selling, general and administrative	2,123	2,361	(238)	(10.1)%
Total operating expenses	7,722	6,809	913	13.4%
Loss from operations	(7,658)	(6,745)	(913)	13.5%
Other expense (income):
Amortization of debt discount	99	100	(1)	(1.0)%
Interest income	(271)	(82)	(189)	230.5%
Interest expense	397	360	37	10.3%
Warrant liabilities fair value adjustment	2,874	(2,924)	5,798	(198.3)%
Total other expense (income)	3,099	(2,546)	5,645	(221.7)%
Net loss	$(10,757)	$(4,199)	$(6,558)	156.2%

Revenue. For the three months ended June 30, 2018, revenue remained consistent when compared to the three months ended June 30, 2017. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the three months ended June 30, 2018, research and development expenses increased to $5.6 million from $4.4 million for the three months ended June 30, 2017. The increase of $1.2 million, or 26%, for the three months ended June 30, 2018 was primarily driven by an increase of $0.8 million in preclinical development expense and a $1.0 million increase in clinical development expense; these increases were offset in part by a decrease in regulatory expense of $0.2 million and a decrease of $0.4 million in consulting expense.  The $0.8 million increase in preclinical development for the three months ended June 30, 2018, was primarily driven by the expense recognized for certain toxicology and other studies in support of our planned clinical activities.  The $1.0 million increase in clinical development expense for the three months ended June 30, 2018, was primarily driven by a $0.7 million increase in expense associated with the initiation and completion of a Phase 1 study evaluating the pharmacokinetics, safety, and tolerability of oral ibrexafungerp in healthy subjects during the three months ended June 30, 2018, a $0.2 million increase in the expense recognized for the ongoing FURI study of oral ibrexafungerp that began enrolling patients in the fourth quarter of 2017, and $0.2 million in startup expenses associated with our open-label study of oral ibrexafungerp for the treatment of Candida auris infections (CARES study).  The $0.4 million decrease in consulting expense for the three months ended June 30, 2018, was primarily due to the increase in full time employees from the comparable prior period.

Selling, General & Administrative. For the three months ended June 30, 2018, selling, general and administrative expenses decreased to $2.1 million from $2.4 million for the three months ended June 30, 2017. The decrease of $0.2 million, or 10%, for the three months ended June 30, 2018, was primarily driven by a decrease in business development related expenses and legal fees incurred during the three months ended June 30, 2018.

Amortization of Debt Discount. During each of the three months ended June 30, 2018 and 2017, we recognized $0.1 million in amortization of debt discount.  The debt discount comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement with Solar.

Interest Income. During the three months ended June 30, 2018 and 2017, we recognized $0.3 million and $0.1 million, respectively, in interest income associated with our short-term investments.  The increase in interest income was due to our increase in short-term investments held.

Interest Expense. During each of the three months ended June 30, 2018 and 2017, we recognized $0.4 million in interest expense associated with the Loan Agreement with Solar.

Warrant Liabilities Fair Value Adjustment.  On June 21, 2016, we sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of our common stock at a public offering price of $2.40 per share of common stock sold.  On March 8, 2018, we sold an aggregate of 17,751,500 shares of common stock and warrants to purchase up to 21,301,800 shares of our common stock at a public offering price of $1.69 per share of common stock.  We accounted for these warrants as liability instruments measured at their fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. For the three months ended June 30, 2018, we recognized an expense of $2.9 million in the fair value adjustment related to the warrant liabilities primarily due to the increase in our stock price during the quarter.  For the three months ended June 30, 2017, we recognized a $2.9 million gain in the fair value adjustment related to the warrant liability, primarily due to the decrease in our stock price during the quarter.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars and percentage (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	Period-to-Period Change
Revenue	$129	$129	$—	—%
Operating expenses:
Research and development, net	10,925	8,467	2,458	29.0%
Selling, general and administrative	4,094	4,420	(326)	(7.4)%
Total operating expenses	15,019	12,887	2,132	16.5%
Loss from operations	(14,890)	(12,758)	(2,132)	16.7%
Other (income) expense:
Amortization of debt discount	212	200	12	6.0%
Interest income	(437)	(150)	(287)	191.3%
Interest expense	776	709	67	9.4%
Warrant liability fair value adjustment	(680)	(4,447)	3,767	(84.7)%
Total other income	(129)	(3,688)	3,559	(96.5)%
Net loss	$(14,761)	$(9,070)	(5,691)	62.7%

Revenue. For the six months ended June 30, 2018, revenue remained consistent when compared to the six months ended June 30, 2017. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the six months ended June 30, 2018, research and development expenses increased to $10.9 million from $8.5 million for the six months ended June 30, 2017. The increase of $2.5 million, or 29%, for the six months ended June 30, 2018 was primarily driven by an increase of $1.5 million in preclinical development expense, a $1.7 million increase in clinical development expense, a $0.3 million increase in chemistry, manufacturing, and controls (CMC), and a net increase of $0.4 million in other research and development costs; these increases were offset in part by a $0.3 decrease in regulatory expense and a $1.2 million decrease in consulting expense.  The $1.5 million increase in preclinical development for the six months ended June 30, 2018, was primarily driven by the expense recognized for certain toxicology and other studies in support of our planned clinical activities.  The $1.7 million increase in clinical development expense for the six months ended June 30, 2018, was primarily driven by a $0.8 million increase in expense associated with the initiation and completion of a Phase 1 study evaluating the pharmacokinetics, safety, and tolerability of oral ibrexafungerp in healthy subjects during the six months ended June 30, 2018, and by the expense recognized for the ongoing DOVE and FURI studies that began enrolling patients in the third and fourth quarters of 2017, respectively.  The $0.3 million increase in CMC for the six months ended June 30, 2018, was primarily driven by increased costs associated with the development and manufacture of the liposomal IV formulation of ibrexafungerp.  The $1.2 million decrease in consulting expense for the six months ended June 30, 2018, was primarily due to the increase in full time employees from the comparable prior period.

Selling, General & Administrative. For the six months ended June 30, 2018, selling, general and administrative expenses decreased to $4.1 million from $4.4 million for the six months ended June 30, 2017. The decrease of $0.3 million, or 7%, for the six months ended June 30, 2018, was primarily driven by a decrease in business development related expenses and legal fees incurred during the six months ended June 30, 2018.

Amortization of Debt Discount. During each of the six months ended June 30, 2018 and 2017, we recognized $0.2 million in amortization of debt discount.  The debt discount comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement with Solar.

Interest Income. During the six months ended June 30, 2018 and 2017, we recognized $0.4 million and $0.2 million, respectively, in interest income associated with our short-term investments.  The increase in interest income was due to our increase in short-term investments held.

Interest Expense. During the six months ended June 30, 2018 and 2017, we recognized $0.8 million and $0.7 million, respectively, in interest expense associated with the Loan Agreement with Solar.

Warrant Liabilities Fair Value Adjustment.  See the discussion above for the three months ended June 30, 2018, for background on our warrant liabilities.  For the six months ended June 30, 2018, we recognized a $0.7 million gain in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.  For the six months ended June 30, 2017, we recognized a $4.4 million gain in the fair value adjustment related to the warrant liability, primarily due to the decrease in our stock price during the quarter.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2018, we have funded our operations from net proceeds from debt and equity issuances and through revenue from development services. As of June 30, 2018, we had cash and cash equivalents and short-term investments of approximately $55.2 million, compared to $43.9 million as of December 31, 2017. The increase in our cash and cash equivalents and short-term investments was primarily due to the March 2018 public offering offset by our continued development costs associated with our lead product candidate, ibrexafungerp. We have incurred net losses since our inception, including the three and six months ended June 30, 2018.  As of June 30, 2018, our accumulated deficit was $220.0 million.

We anticipate that we will continue to incur losses for at least the next several years. We expect our research and development expenses to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Shelf Registration, including the related at-market-facility entered into on April 11, 2016 with Cantor.  During the six months ended June 30, 2018, we received net proceeds of $0.2 million under our at-the-market facility.

Cash Flows

The following table sets forth the significant sources and uses of cash for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash, cash equivalents, and restricted cash, January 1	$11,469	$35,656
Net cash used in operating activities	(16,117)	(14,153)
Net cash used in investing activities	(16,336)	(19,127)
Net cash provided by financing activities	28,081	5,074
Net decrease in cash, cash equivalents, and restricted cash	(4,372)	(28,206)
Cash, cash equivalents, and restricted cash, June 30	$7,097	$7,450

Operating Activities

The $2.0 million increase in net cash used in operating activities for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to increases in costs associated with ibrexafungerp development efforts. We expect that our research and development expenses will increase as we pursue our ibrexafungerp development efforts and we expect we will continue to incur selling, general and administrative expenses to support our operations.

Net cash used in operating activities of $16.1 million for the six months ended June 30, 2018, primarily consisted of the $14.8 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $0.7 million and stock-based compensation expense of $0.9 million, plus a net unfavorable change in operating assets and liabilities of $1.7 million. The net unfavorable change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $1.3 million, offset in part by an increase in prepaid expenses, other assets, and deferred costs of $0.2 million.

Net cash used in operating activities of $14.2 million for the six months ended June 30, 2017, primarily consisted of the $9.1 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liability of $4.4 million and stock-based compensation expense of $0.8 million, plus a net unfavorable change in operating assets and liabilities of $1.9 million. The net unfavorable change in operating assets and liabilities included a decrease in accounts payable and accrued expenses of $0.4 million and an increase in prepaid expenses, other assets, and deferred costs of $1.3 million. The increase in prepaid expenses, other assets, and deferred costs is primarily due to a $1.0 million increase in prepaid ibrexafungerp development services and a $0.3 million increase in prepaid insurance.

Investing Activities

Net cash used in investing activities of $16.3 million for the six months ended June 30, 2018 consisted primarily of purchases and maturities of short-term investments of $46.1 million and $30.2 million, respectively.

Net cash used in investing activities of $19.1 million for the six months ended June 30, 2017 consisted primarily of purchases and maturities of short-term investments of $44.6 million and $25.5 million, respectively.

Financing Activities

Net cash provided by financing activities of $28.1 million for the six months ended June 30, 2018, consisted of gross proceeds from common stock issued under the Shelf Registration of $30.2 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $2.1 million.

Net cash provided by financing activities of $5.1 million for the six months ended June 30, 2017, consisted of gross proceeds from common stock issued under the Shelf Registration of $5.2 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.2 million.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize ibrexafungerp. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We anticipate that we will need substantial additional funding in connection with our continuing future operations.

Based upon our existing operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating requirements into 2020. We are continually evaluating our operating plan and assessing the optimal cash utilization for of our ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, and costs, of the clinical development of ibrexafungerp;
•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•	the ability of product candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing, establishing and maintaining commercialization and manufacturing capabilities;
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

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Risks Relating to Our Business

New European Privacy Regulations may Impose Additional Liability Risk on Us.

Effective May 25, 2018, the EU implemented the General Data Protection Regulation, or GDPR, a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data. The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. The GDPR imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.

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

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2018

By:	/s/ Eric Francois
Eric Francois
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 9, 2018