Form 10-Q
period 2018-09-30
SCYNEXIS INC
filed 2018-11-13
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, there were 47,971,673 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$16,080	$11,469
Short-term investments	33,408	32,424
Prepaid expenses and other current assets	692	1,067
Restricted cash	55	—
Total current assets	50,235	44,960
Other assets	573	576
Deferred offering costs	107	314
Restricted cash	273	—
Property and equipment, net	462	—
Total assets	$51,650	$45,850
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,975	$3,833
Accrued expenses	1,403	1,705
Deferred revenue, current portion	185	257
Loan payable, current portion	7,349	4,349
Warrant liability	174	—
Total current liabilities	11,086	10,144
Deferred revenue, non-current	—	121
Warrant liabilities	5,068	3,872
Loan payable, long term	7,617	10,303
Total liabilities	23,771	24,440
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of September 30, 2018 and December 31, 2017; 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized as of September 30, 2018, and December 31, 2017; 47,193,062 and 28,971,651 shares issued and outstanding as of September 30, 2018, and December 31, 2017, respectively	47	29
Additional paid-in capital	247,492	226,631
Accumulated deficit	(219,660)	(205,250)
Total stockholders’ equity	27,879	21,410
Total liabilities and stockholders’ equity	$51,650	$45,850

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$64	$64	$193	$193
Operating expenses:
Research and development, net	3,933	4,459	14,858	12,927
Selling, general and administrative	2,433	2,004	6,528	6,425
Total operating expenses	6,366	6,463	21,386	19,352
Loss from operations	(6,302)	(6,399)	(21,193)	(19,159)
Other (income) expense:
Amortization of debt discount	103	100	314	300
Interest income	(260)	(109)	(697)	(261)
Interest expense	435	373	1,211	1,081
Warrant liabilities fair value adjustment	(6,931)	1,638	(7,611)	(2,809)
Total other (income) expense	(6,653)	2,002	(6,783)	(1,689)
Net income (loss)	$351	$(8,401)	$(14,410)	$(17,470)
Net income (loss) per share attributable to common stockholders - basic
Net income (loss) per share - basic	$0.01	$(0.31)	$(0.34)	$(0.67)
Net income (loss) per share attributable to common stockholders - diluted
Net income (loss) per share - diluted	$0.01	$(0.31)	$(0.34)	$(0.67)
Weighted average common shares outstanding
Basic	46,988,844	27,091,061	42,519,585	26,096,046
Diluted	47,025,503	27,091,061	42,519,585	26,096,046

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(14,410)	$(17,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	40
Stock-based compensation expense	1,351	1,241
(Accretion)/amortization of investment discount/premium	(119)	151
Amortization of debt discount	314	300
Change in fair value of warrant liabilities	(7,611)	(2,809)
Changes in deferred rent	(4)	(7)
Deferred offering costs write off	230	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, and deferred costs	323	(743)
Accounts payable and accrued expenses	(2,165)	92
Deferred revenue	(193)	(193)
Net cash used in operating activities	(22,265)	(19,398)
Cash flows from investing activities:
Maturities of investments	61,042	45,377
Purchases of property and equipment	(477)	(2)
Purchase of investments	(61,963)	(61,558)
Net cash used in investing activities	(1,398)	(16,183)
Cash flows from financing activities:
Proceeds from common stock issued	30,699	8,926
Payments of offering costs and underwriting discounts and commissions	(2,136)	(288)
Proceeds from employee stock purchase plan issuance	39	36
Net cash provided by financing activities	28,602	8,674
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,939	(26,907)
Cash, cash equivalents, and restricted cash at beginning of period	11,469	35,656
Cash, cash equivalents, and restricted cash at end of period	$16,408	$8,749
Supplemental cash flow information:
Cash paid for interest	$1,176	$1,081
Cash received for interest	$601	$393
Noncash financing and investing activities:
Deferred offering costs reclassified to additional-paid-in capital	$84	$27

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative therapies. The Company is developing its lead product candidate, ibrexafungerp, as the first representative of a novel oral and intravenous triterpenoid antifungal family for the treatment of several fungal infections, including serious and life-threatening invasive fungal infections.

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

Shelf Registration Filing

On August 31, 2018, the Company filed a shelf registration statement on Form S-3 (File No. 333-227167) with the SEC, which was declared effective on September 14, 2018 (the “Shelf Registration”). The Shelf Registration contained three prospectuses:

•

a base prospectus which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $175.0 million of the Company's common stock, preferred stock, debt securities and warrants, including common stock or preferred stock issuable upon conversion of debt securities, common stock issuable upon conversion of preferred stock, or common stock, preferred stock or debt securities issuable upon the exercise of warrants;

•

a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $25.0 million of the Company's common stock that may be issued and sold under a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”).  Pursuant to the Sales Agreement, the Company may sell from time to time, at its option, up to an aggregate of $25.0 million of the Company’s common stock, through Cantor, as sales agent.  Pursuant to the Sales Agreement, sales of the common stock, if any, will be made under the Company’s effective Shelf Registration; and

•

a warrant prospectus covering the offering, issuance, and sale of the Company’s common stock issuable upon the exercise of warrants, consisting of (i) warrants to purchase 4,218,750 shares of the Company’s common stock at an exercise price of $3.00 per share originally issued by the Company on June 24, 2016, (ii) warrants to purchase 13,198,075 shares of the Company’s common stock at an exercise price of $1.85 per share originally issued by the Company on March 8, 2018, and (iii) warrants to purchase 7,988,175 shares of the Company’s common stock at an exercise price of $2.00 per share originally issued by the Company on March 8, 2018.  Upon exercise of the warrants for cash, the holders of the warrants would pay the Company the exercise price per share of common stock, or an aggregate of approximately $53.0 million if the warrants are exercised in full for cash.  See Note 8 for further details.

The common stock that may be offered, issued and sold by the Company under the Sales Agreement is included in the $175.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the Sales Agreement with Cantor, any portion of the $25.0 million included in the Sales Agreement that is not sold pursuant to the Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.

March 2018 Public Offering

On March 8, 2018, the Company completed a public offering (the "March 2018 Public Offering") of its common stock and warrants pursuant to the Company's previously effective shelf registration.  The Company sold an aggregate of 17,751,500 shares of the Company’s common stock and warrants to purchase up to 21,301,800 shares of the Company’s common stock at a public offering price of $1.69 per share.  Net proceeds from the March 2018 Public Offering were approximately $27.9 million, after deducting the underwriting discount and estimated offering expenses.  See Note 8 for further details.

Unaudited Interim Financial Information

The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results for the full year or the results for any future periods. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 13, 2018.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.  The Company's cash and cash equivalents include cash on deposit and a money market fund.  The Company reported cash, cash equivalents, and restricted cash of $16.4 million as of September 30, 2018.  See Note 7 for further details on the nature of the restricted cash.

Short-Term Investments

The Company's held-to-maturity investments in U.S. government securities, commercial paper, and its overnight repurchase agreement are carried at amortized cost and any premiums or discounts are amortized or accreted through the maturity date of the investment.  Any impairment that is not deemed to be temporary is recognized in the period identified.

Deferred Offering Costs

Deferred offering costs are expenses directly related to the Form S-3 filed with the SEC on August 31, 2018 and declared effective on September 14, 2018. These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the Shelf Registration. Deferred costs associated with the Shelf Registration are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Shelf Registration, with any remaining deferred offering costs to be charged to the results of operations at the end of the three-year life of the Shelf Registration.  During the three months ended September 30, 2018, the Company charged $0.2 million to the results of operations for deferred offering costs associated with the Company’s previously effective shelf registration which expired during the period.

Warrant Liabilities

The Company accounts for the outstanding warrants associated with the June 2016 Public Offering and the March 2018 Public Offering as liabilities measured at fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-

Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. See Note 8 for further details.

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

The Company's August 2013 development, license, and supply agreement with R-Pharm, CJSC (“R-Pharm”), combined with the supplemental arrangement in November 2014 (the “R-Pharm Agreement”), is a collaborative arrangement pursuant to Topic 808.  The Company received a non-refundable upfront payment of $1.5 million from R-Pharm in August 2013 which is being recognized over the estimated relationship period of 70 months for the combined performance obligation that includes the license of intellectual property and the participation on a joint steering committee.  The Company recognized revenue from this upfront payment of $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.  The Company is entitled to receive other payments under the R-Pharm Agreement including development and sales-based milestones and royalties; however, the variable consideration was fully constrained as of September 30, 2018.  The reimbursements due from R-Pharm for specified research and development costs incurred by the Company are classified as a reduction to research and development expense in the accompanying statements of operations. The reimbursements due to the Company are recorded as a reduction of expense when (i) the reimbursable expenses have been incurred by the Company, (ii) persuasive evidence of a cost reimbursement arrangement exists, (iii) reimbursable costs are fixed or determinable, and (iv) the collection of the reimbursement payment is reasonably assured. The Company has receivables for unpaid reimbursement amounts due from R-Pharm of $0.2 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively, which are presented in prepaid expenses and other current assets in the accompanying balance sheets.

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

Basic and Diluted Net Income (Loss) per Share of Common Stock

The Company calculates net income (loss) per common share in accordance with ASC 260, Earnings Per Share ("Topic 260”). Basic and diluted net income (loss) per common share was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.

The following potentially dilutive shares of common stock have not been included in the computation of diluted net income (loss) per share for all periods as the result would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Warrants to purchase Series C-1 Preferred	14,033	14,033	14,033	14,033
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435	122,435	122,435
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 Public Offering - Series 1	13,198,075	—	13,198,075	—
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	7,988,175	—	7,988,175	—
Stock options	4,073,449	2,888,146	4,110,108	2,888,146

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

3.	Short-term Investments

The following table summarizes the held-to-maturity securities held at September 30, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2017
U.S. government securities	$11,462	$74	$(79)	$11,457
Commercial paper	11,962	—	—	11,962
Overnight repurchase agreement	9,000	—	—	9,000
Total short-term investments	$32,424	$74	$(79)	$32,419

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2018
U.S. government securities	$14,953	$11	$(12)	$14,952
Commercial paper	8,955	—	—	8,955
Overnight repurchase agreement	9,500	—	—	9,500
Total short-term investments	$33,408	$11	$(12)	$33,407

All held-to-maturity short-term investments at September 30, 2018 and December 31, 2017 will mature in less than one year.  The gross unrealized gains and losses for the Company's commercial paper and overnight repurchase agreement are not significant.  The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid research and development services	$51	$384
Prepaid insurance	317	279
Other prepaid expenses	98	62
Other receivable due from R-Pharm	175	251
Other current assets	51	91
Total prepaid expenses and other current assets	$692	$1,067

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued research and development expenses	$230	$609
Accrued employee bonus compensation	795	763
Employee withholdings	11	29
Other accrued expenses	367	304
Total accrued expenses	$1,403	$1,705

6.	Borrowings

On September 30, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar, in its capacity as administrative and collateral agent and as lender. Pursuant to the Loan Agreement, Solar is providing the Company with a 48-month secured Term Loan in the amount of $15.0 million.  The Term Loan bears interest at a floating rate equal to the LIBOR rate in effect plus 8.49% and the Company was required to make interest-only payments on the Term Loan beginning November 1, 2016 through March 1, 2018.  Beginning April 1, 2018, the Company was required to make monthly payments of interest plus equal monthly principal payments from April 1, 2018 through September 30, 2020 (the “Maturity Date”).  In March 2018, the Loan Agreement was amended and the Company was required to make monthly payments of interest plus equal monthly principal payments from October 1, 2018 through the Maturity Date of the Term Loan.  On October 1, 2018, the Company entered into a second amendment to the Loan Agreement and the Company is required to make interest plus equal monthly principal payments from April 1, 2019 through the Maturity Date of the Term Loan.  The final fee payable at the Maturity Date was increased by $0.1 million and if the Company obtains certain cash proceeds, the Maturity Date of the Loan Agreement may be extended to March 30, 2021.  Except as described above, all other terms and provisions of the Loan Agreement remain materially in full force and effect.  The obligations under the Loan Agreement are secured by a lien on substantially all assets of the Company other than its intellectual property, which is subject to a negative pledge.

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

Future principal debt payments on the currently outstanding Term Loan payable as of September 30, 2018 are as follows (in thousands):

2018	$1,875
2019	7,500
2020	5,625
Total principal payments	15,000
Final fee due at maturity	780
Total principal and final fee payment	15,780
Unamortized discount and debt issuance costs	(814)
Less current portion	(7,349)
Loan payable, long term	$7,617

7.	Commitments and Contingencies

Leases

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

Rent expense was approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2018.  Future minimum lease payments for all operating leases as of September 30, 2018 are as follows (in thousands):

2018	$164
2019	498
2020	508
2021	518
2022	529
Thereafter	4,919
Total	$7,136

License Arrangement with Potential Future Expenditures

As of September 30, 2018, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalty percentages are mid- to high-single digits.

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

Legal Proceeding

On March 8, 2017, a purported stockholder class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers, captioned Gibson v. Scynexis, Inc., et al.  On October 26, 2018, the class action lawsuit was dismissed.

8.	Stockholder's Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of September 30, 2018, and December 31, 2017; 47,193,062 and 28,971,651 shares were issued and outstanding at September 30, 2018, and December 31, 2017, respectively. The following table summarizes common stock share activity for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30, 3017
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2017	26,478,051	$26	$220,890	$(189,260)	$31,656
Cumulative stock-based compensation forfeiture adjustment	—	—	—	1	1
Net loss	—	—	—	(8,401)	(8,401)
Stock-based compensation expense	—	—	407	—	407
Common stock issued through employee stock purchase plan	10,465	—	18	—	18
Common stock issued, net of expenses	1,847,320	2	3,581	—	3,583
Balance, September 30, 2017	28,335,836	$28	$224,896	$(197,660)	$27,264

	Nine Months Ended September 30, 3017
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	24,609,411	$24	$214,918	$(180,123)	$34,819
Cumulative stock-based compensation forfeiture adjustment	—	—	67	(67)	—
Net loss	—	—	—	(17,470)	(17,470)
Stock-based compensation expense	—	—	1,241	—	1,241
Common stock issued through employee stock purchase plan	18,132	—	36	—	36
Common stock issued, net of expenses	3,708,293	4	8,634	—	8,638
Balance, September 30, 2017	28,335,836	$28	$224,896	$(197,660)	$27,264

	Three Months Ended September 30, 3018
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2018	46,844,072	$47	$246,517	$(220,011)	$26,553
Net loss	—	—	—	351	351
Stock-based compensation expense	—	—	458	—	458
Common stock issued through employee stock purchase plan	17,770	—	21	—	21
Common stock issued, net of expenses	328,871	—	498	—	498
Common stock issued for vested restricted stock units	2,349	—	(2)	—	(2)
Balance, September 30, 2018	47,193,062	$47	$247,492	$(219,660)	$27,879

	Nine Months Ended September 30, 3018
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	28,971,651	$29	$226,631	$(205,250)	$21,410
Net loss	—	—	—	(14,410)	(14,410)
Stock-based compensation expense	—	—	1,351	—	1,351
Common stock issued through employee stock purchase plan	31,361	—	39	—	39
Common stock issued, net of expenses	18,181,064	18	19,480	—	19,498
Common stock issued for vested restricted stock units	8,986	—	(9)	—	(9)
Balance, September 30, 2018	47,193,062	$47	$247,492	$(219,660)	$27,879

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2018	December 31, 2017
Outstanding stock options	4,110,108	3,075,994
Outstanding restricted stock units	107,841	64,365
Outstanding Series C-1 Preferred warrants	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 Public Offering - Series 1	13,198,075	—
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	7,988,175	—
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	559,373	492,382
For possible future issuance under Employee Stock Purchase Plan (Note 9)	81,667	83,617
For possible future issuance under 2015 Inducement Plan (Note 9)	5,000	5,000
Total common shares reserved for future issuance	30,405,457	8,076,576

Warrants Associated with June 2016 and March 2018 Public Offerings

On June 21, 2016, the Company completed the June 2016 public offering of its common stock and warrants pursuant to the Company's previously effective shelf registration (the “June 2016 Public Offering”).  Each purchaser received a warrant to purchase 0.45 of a share for each share purchased in the June 2016 Public Offering. There is not expected to be any trading market for the warrants. Each warrant was exercisable immediately upon issuance, will expire five years from the date of issuance, and has an exercise price of $3.00 per share.

On March 8, 2018, the Company completed the March 2018 Public Offering and sold 17,751,500 shares of its common stock and warrants to purchase up to 21,301,800 shares of the Company’s common stock.  Each purchaser received a warrant to purchase 0.75 of a share of common stock (the “Series 1 warrants”) and 0.45 of a share of common stock (the “Series 2 warrants”) for each share purchased in the March 2018 Public Offering.  The Series 1 warrants to purchase in the aggregate up to 13,313,625 shares of common stock have a 53-week term and an exercise price of $1.85 per share, and the Series 2 warrants to purchase in the aggregate up to 7,988,175 shares of common stock have a five-year term and an exercise price of $2.00 per share.  There is not expected to be any market for the warrants and each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership.  During the three months ended September 30, 2018, there were 115,550 of the Series 1 warrants exercised for total proceeds of $0.2 million.

The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations.  During the three and nine months ended September 30, 2018, the Company recorded a gain of $6.9 million and a gain of $7.6 million, respectively, due to the change in fair value of the warrant liabilities.  As of September 30, 2018, the fair value of the warrant liabilities was $5.2 million.

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

Pursuant to the terms of the 2014 Plan, on January 1, 2018 and 2017, the Company automatically added 1,158,866 and 984,376 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of September 30, 2018, there were 559,373 shares of common stock available for future issuance under the 2014 Plan.

2015 Inducement Plan

On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan, or the 2015 Plan. The 2015 Plan has a share reserve covering 450,000 shares of common stock. During the nine months ended September 30, 2018, there were no grants of the Company's common stock under the 2015 Inducement Plan.  As of September 30, 2018, there were 5,000 shares of common stock available for future issuance under the 2015 Plan.

The activity for the 2009 Stock Option Plan, 2014 Plan and 2015 Plan for the nine months ended September 30, 2018, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — January 1, 2018	3,075,994	$5.59	7.23	$151
Granted	1,217,935	$1.75
Exercised	—	$—
Forfeited/Cancelled	(183,821)	$6.66
Outstanding — September 30, 2018	4,110,108	$4.40	7.29	$—
Exercisable — September 30, 2018	2,175,665	$5.99	5.98	$—
Vested or expected to vest — September 30, 2018	4,110,108	$4.40	7.29	$—

Restricted stock unit ("RSU") activity under the 2014 Plan for the nine months ended September 30, 2018, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2017	64,365	$2.70
Granted	63,000	$1.70
Vested	(14,285)	$2.70
Forfeited/Cancelled	(5,239)	$3.02
Non-vested at September 30, 2018	107,841	$2.10

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

In the nine months ended September 30, 2018, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 31,361 shares of common stock under the ESPP. During the nine months ended September 30, 2017, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares pursuant to the terms of the ESPP and the Company issued 18,132 shares of common stock under the ESPP.  As of September 30, 2018, there were 81,667 shares of common stock available for future issuance under the ESPP.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the ESPP was $0.5 million and $1.4 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2017, respectively.

The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for the three and nine months ended September 30, 2018 and 2017. Cash received from options exercised was zero for the three and nine months ended September 30, 2018, and 2017.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$134	$120	$371	$334
Selling, general and administrative	324	287	980	907
Total	$458	$407	$1,351	$1,241

10.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of September 30, 2018 and December 31, 2017 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Cash on deposit	$1,316	$1,316	—	—
Money market funds	10,153	10,153	—	—
Total assets	$11,469	$11,469	—	—

Warrant liability	$3,872	—	—	$3,872
Total liabilities	$3,872	—	—	$3,872

September 30, 2018
Cash	$97	$97	—	—
Restricted cash	328	328	—	—
Money market funds	15,983	15,983	—	—
Total assets	$16,408	$16,408	—	—

Warrant liabilities	$5,242	—	—	$5,242
Total liabilities	$5,242	—	—	$5,242

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

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Balance - January 1, 2018	$3,872
March 2018 Public Offering - Series 1 Warrants	3,481
March 2018 Public Offering - Series 2 Warrants	5,500
Gain adjustment to fair value	(7,611)
Balance - September 30, 2018	$5,242

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2018. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

Overview

SCYNEXIS, Inc. is a biotechnology company committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative therapies. We are developing our lead product candidate, ibrexafungerp as the first representative of a novel oral and intravenous (IV) triterpenoid antifungal family in clinical development for the treatment of several serious fungal infections, including vulvovaginal candidiasis (VVC), invasive candidiasis (IC), invasive aspergillosis (IA), and refractory invasive fungal infections (rIFI).  In July 2018, we announced that ibrexafungerp was the non-proprietary name for SCY-078 approved by the World Health Organization’s International Non-proprietary Name group.  Ibrexafungerp is a structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of human fungi pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of oral and IV formulations of ibrexafungerp in multiple studies. The U.S. Food and Drug Administration (FDA) has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for the formulations of ibrexafungerp for the indications of VVC, IC (including candidemia), and IA, and has granted Orphan Drug designations for the IC and IA indications.  These designations may provide us with additional market exclusivity and expedited regulatory paths.

Ibrexafungerp Development Update

In October 2018, we announced the successful completion of an End-of-Phase 2 Meeting with the FDA for our lead product candidate, ibrexafungerp, for patients with VVC. The FDA has agreed with our proposed overall design of the Phase 3 registration program to support approval of oral ibrexafungerp for the treatment of VVC and prevention of recurrent VVC.  This successful meeting follows our previously announced positive results from our Phase 2b, dose-finding study (the DOVE study), in which the lowest ibrexafungerp dose regimen of 600mg for one day (given as two doses of 300mg 12 hours apart) exhibited high clinical cure and mycological eradication rates, sustained clinical benefit compared to fluconazole and a favorable tolerability profile.  We have commenced start-up activities for the Phase 3 VVC registration program and we expect to begin enrolling patients in the acute VVC clinical trials by the end of 2018.  The Phase 3 VVC registration program for the treatment of VVC and the prevention of recurrent VVC will comprise three global, multi-center, randomized, double-blind, placebo-controlled trials designed to demonstrate superiority of oral ibrexafungerp vs. placebo, as detailed below:

•

Treatment of VVC. Two Phase 3 clinical trials will evaluate the safety and efficacy of the one-day, oral 600mg dose of ibrexafungerp (two doses of 300mg 12 hours apart), compared to placebo, in approximately 700 patients total (approximately 350 patients per trial). Patients with a diagnosis of VVC will be randomized to ibrexafungerp or placebo in a 2:1 ratio. Similar to the design of the Phase 2 DOVE study, the primary endpoint of each trial will be clinical cure rate (complete resolution of all signs and symptoms [S&S]) at the Test-of-Cure visit (Day 10). Secondary endpoints will include mycological eradication, need for antifungal rescue therapy and change in S&S scores at Day 10 and at the follow-up visit (Day 25).

•

Prevention of Recurrent VVC. One Phase 3 clinical trial will evaluate the safety and efficacy of the oral 600mg dose of ibrexafungerp (two doses of 300mg 12 hours apart) given once-a-month for six months, compared to placebo, in approximately 350 patients. Patients with a diagnosis of VVC and a history of at least three episodes of VVC in the past 12 months (including the current episode) will be randomized to ibrexafungerp or placebo in a 1:1 ratio after successful treatment of the active infection. The primary endpoint of the trial will be the percentage of patients without recurrence of VVC through the Test-of-Cure visit (Week 24). Secondary endpoints will include time to first recurrence, mycological eradication and percentage of patients without recurrence of VVC through the treatment and subsequent follow-up period (Week 36).

Pending successful completion of these trials, we anticipate filing an initial new drug application (NDA) for oral ibrexafungerp for the treatment of VVC in 2020 and a supplemental NDA for the prevention of recurrent VVC in 2021.

In October 2018, we announced the dosing of the first patient with a Candida auris infection, an emerging life-threatening and multidrug-resistant fungal pathogen, in our emergency protocol Phase 3 open-label study evaluating oral ibrexafungerp in patients with candidiasis caused by C. auris (the CARES Study).

Corporate Update

On August 31, 2018, we filed a shelf registration statement on Form S-3 (File No. 333-227167) with the SEC, which was declared effective on September 14, 2018 (Shelf Registration). See Note 1 to our unaudited interim financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

On October 1, 2018, we entered into a second amendment to our Loan and Security Agreement (Loan Agreement) with Solar Capital Ltd. (Solar) to extend when we are required to start making principal payments including interest, which was previously starting October 1, 2018, and we are now required to make interest plus equal monthly principal payments from April 1, 2019 through the maturity date of the term loan.

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016 and March 2018.  As of September 30, 2018, we had received an aggregate of $141.2 million in net proceeds from the issuance of our common stock in these four offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $49.5 million as of September 30, 2018.

We have incurred net losses since our inception, including the year ended December 31, 2017, and the nine months ended September 30, 2018.  Although we generated net income of $0.4 million in the three months ended September 30, 2018, this was as a result of the recognition of a gain of $6.9 million in adjustment of fair value of warrant liabilities for the quarter.  As of September 30, 2018, our accumulated deficit was $219.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will significantly increase as we continue to execute our research and drug development strategy, specifically for our Phase 3 VVC registration program.  We also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Shelf Registration, including the related at-the-market facility entered into on August 31, 2018 with Cantor Fitzgerald & Co. (Cantor).

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

Collaborations and Licensing Agreements

We are party to a number of licensing and collaboration agreements with partners in human health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed the rights to ibrexafungerp in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events as well as tiered royalties based on worldwide sales of ibrexafungerp when and if it is approved (in 2014, Merck assigned to us the patents related to ibrexafungerp that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) R-Pharm, CJSC, or "R-Pharm," a leading supplier of hospital drugs in Russia, granting it exclusive rights in the field of human health to develop and commercialize ibrexafungerp in Russia and several non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us; (3) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635 for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties; and (4) Cypralis Limited, or "Cypralis," a life sciences company, transferring to it certain cyclophilin inhibitor assets of ours, under which we are eligible to receive milestone payments upon the successful progression of certain Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization.

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

Research and Development Expense

Research and development expense consists of expenses incurred while performing research and development activities to discover, develop, or improve potential product candidates we seek to develop. This includes conducting preclinical studies and clinical trials, manufacturing and other development efforts, and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of:

•	costs related to executing preclinical and clinical trials, including related drug formulation, manufacturing and other development;
•	salaries and personnel-related costs, including benefits and any stock-based compensation, for personnel in research and development functions;
•	fees paid to consultants and other third parties who support our product candidate development and intellectual property protection;
•	other costs in seeking regulatory approval of our products; and
•	allocated overhead.

Our ibrexafungerp project was the only significant research and development project during the periods presented. We plan to increase our research and development expense for the foreseeable future as we continue our effort to develop ibrexafungerp, specifically for our Phase 3 VVC registration program, which will include a milestone payment to Merck upon initiation of the Phase 3 VVC registration program expected by the end of 2018, and to potentially develop our other product candidates, subject to the availability of additional funding.

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

Other Expense (Income)

All of our other expense (income) recognized in the three and nine months ended September 30, 2018, consists of interest income, amortization of debt discount, interest expense, and the warrant liability fair value adjustment.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	Period-to-Period Change
Revenue	$64	$64	$—	—%
Operating expenses:
Research and development, net	3,933	4,459	(526)	(11.8)%
Selling, general and administrative	2,433	2,004	429	21.4%
Total operating expenses	6,366	6,463	(97)	(1.5)%
Loss from operations	(6,302)	(6,399)	97	(1.5)%
Other (income) expense:
Amortization of debt discount	103	100	3	3.0%
Interest income	(260)	(109)	(151)	138.5%
Interest expense	435	373	62	16.6%
Warrant liabilities fair value adjustment	(6,931)	1,638	(8,569)	(523.1)%
Total other (income) expense	(6,653)	2,002	(8,655)	(432.3)%
Net income (loss)	$351	$(8,401)	$8,752	(104.2)%

Revenue. For the three months ended September 30, 2018, revenue remained consistent when compared to the three months ended September 30, 2017. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the three months ended September 30, 2018, research and development expenses decreased to $3.9 million from $4.5 million for the three months ended September 30, 2017. The decrease of $0.5 million, or 12%, for the three months ended September 30, 2018 was primarily driven by a decrease of $0.8 million in preclinical development expense and a decrease $0.2 million in consulting expense and was offset in part by an increase of $0.5 million in chemistry, manufacturing, and controls (CMC).  The $0.8 million decrease in preclinical development for the three months ended September 30, 2018, was primarily driven by the expense recognized for certain toxicology and other studies incurred in the prior comparable period to support clinical activities.  The $0.2 million decrease in consulting expense for the three months ended September 30, 2018, was primarily due to the increase in full time employees from the comparable prior period.  The $0.5 million increase in CMC expense was primarily due to increased costs associated with the development and manufacture of the liposomal IV formulation of ibrexafungerp and manufacturing costs for planned clinical activities.

Selling, General & Administrative. For the three months ended September 30, 2018, selling, general and administrative expenses increased to $2.4 million from $2.0 million for the three months ended September 30, 2017. The increase of $0.4 million, or 21%, for the three months ended September 30, 2018, was primarily driven by the $0.2 million charge for deferred offering costs recognized during the three months ended September 30, 2018, associated with our previously effective shelf registration which expired during the current period.

Amortization of Debt Discount. During each of the three months ended September 30, 2018 and 2017, we recognized $0.1 million in amortization of debt discount.  The debt discount comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement with Solar.

Interest Income. During the three months ended September 30, 2018 and 2017, we recognized $0.3 million and $0.1 million, respectively, in interest income associated with our short-term investments.  The increase in interest income was primarily due to the increase in interest rate returns earned on our short-term investments in comparison to the comparable period.

Interest Expense. During each of the three months ended September 30, 2018 and 2017, we recognized $0.4 million in interest expense associated with the Loan Agreement with Solar.

Warrant Liabilities Fair Value Adjustment.  On June 21, 2016, we sold an aggregate of 9,375,000 shares of common stock and warrants to purchase up to 4,218,750 shares of our common stock at a public offering price of $2.40 per share of common stock sold.  On March 8, 2018, we sold an aggregate of 17,751,500 shares of common stock and warrants to purchase up to 21,301,800 shares of our common stock at a public offering price of $1.69 per share of common stock.  We accounted for these warrants as liability instruments measured at their fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model (Black-Scholes). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. For the three months ended September 30, 2018, we recognized a gain of $6.9 million in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.  For the three months ended September 30, 2017, we recognized a $1.6 million expense in the fair value adjustment related to the warrant liability, primarily due to the increase in our stock price during the quarter.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, together with the changes in those items in dollars and percentage (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	Period-to-Period Change
Revenue	$193	$193	$—	—%
Operating expenses:
Research and development, net	14,858	12,927	1,931	14.9%
Selling, general and administrative	6,528	6,425	103	1.6%
Total operating expenses	21,386	19,352	2,034	10.5%
Loss from operations	(21,193)	(19,159)	(2,034)	10.6%
Other (income) expense:
Amortization of debt discount	314	300	14	4.7%
Interest income	(697)	(261)	(436)	167.0%
Interest expense	1,211	1,081	130	12.0%
Warrant liability fair value adjustment	(7,611)	(2,809)	(4,802)	171.0%
Total other income	(6,783)	(1,689)	(5,094)	301.6%
Net loss	$(14,410)	$(17,470)	$3,060	(17.5)%

Revenue. For the nine months ended September 30, 2018, revenue remained consistent when compared to the nine months ended September 30, 2017. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the nine months ended September 30, 2018, research and development expenses increased to $14.9 million from $12.9 million for the nine months ended September 30, 2017. The increase of $1.9 million, or 15%, for the nine months ended September 30, 2018 was primarily driven by an increase of $0.7 million in preclinical development expense, a $1.7 million increase in clinical development expense, a $0.8 million increase in CMC, and a $0.4 million increase in employee compensation; these increases were offset in part by a $0.3 decrease in regulatory expense and a $1.4 million decrease in consulting expense.  The $0.7 million increase in preclinical development for the nine months ended September 30, 2018, was primarily driven by the expense recognized for certain toxicology and other studies in support of our planned clinical activities.  The $1.7 million increase in clinical development expense for the nine months ended September 30, 2018, was primarily driven by a $0.8 million increase in expense associated with the initiation and completion of a Phase 1 study evaluating the pharmacokinetics, safety, and tolerability of oral ibrexafungerp in healthy subjects during the nine months ended September 30, 2018, a $0.6 million increase in expense recognized for the DOVE and FURI studies that began enrolling patients in the third and fourth quarters of 2017, respectively, and a $0.7 million increase in expense incurred for start-up activities associated with our oral ibrexafungerp combination study in invasive aspergillosis.  The $0.8 million increase in CMC for the nine months ended September 30, 2018, was primarily driven by increased costs associated with the development and manufacture of the liposomal IV formulation of ibrexafungerp and manufacturing costs for planned clinical activities.  The $1.4 million decrease in consulting expense for the nine months ended September 30, 2018, was primarily due to the increase in full time employees from the comparable prior period.

Selling, General & Administrative. For the nine months ended September 30, 2018, selling, general and administrative expenses increased to $6.5 million from $6.4 million for the nine months ended September 30, 2017. The increase of $0.1 million, or 2%, for the nine months ended September 30, 2018 was primarily driven by the $0.2 million charge for deferred offering costs recognized during the nine months ended September 30, 2018.

Amortization of Debt Discount. During each of the nine months ended September 30, 2018 and 2017, we recognized $0.3 million in amortization of debt discount.  The debt discount comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement with Solar.

Interest Income. During the nine months ended September 30, 2018 and 2017, we recognized $0.7 million and $0.3 million, respectively, in interest income associated with our short-term investments.  The increase in interest income was primarily due to the increase in interest rate returns earned on our short-term investments in comparison to the comparable period.

Interest Expense. During the nine months ended September 30, 2018 and 2017, we recognized $1.2 million and $1.1 million, respectively, in interest expense associated with the Loan Agreement with Solar.

Warrant Liabilities Fair Value Adjustment.  See the discussion above for the three months ended September 30, 2018, for background on our warrant liabilities.  For the nine months ended September 30, 2018, we recognized a $7.6 million gain in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.  For the nine months ended September 30, 2017, we recognized a $2.8 million gain in the fair value adjustment related to the warrant liability, primarily due to the decrease in our stock price during the quarter.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2018, we have funded our operations from net proceeds from debt and equity issuances and through revenue from development services. As of September 30, 2018, we had cash and cash equivalents and short-term investments of approximately $49.5 million, compared to $43.9 million as of December 31, 2017. The increase in our cash and cash equivalents and short-term investments was primarily due to the March 2018 public offering, partially offset by our continued development costs associated with our lead product candidate, ibrexafungerp. We have incurred net losses since our inception, including the nine months ended September 30, 2018.  Although we generate net income of $0.4 million in the three months ended September 30, 2018, this was as a result of the recognition of a gain of $6.9 million in adjustment of fair value of warrant liabilities for the quarter.  As of September 30, 2018, our accumulated deficit was $219.7 million.

We anticipate that we will continue to incur losses for at least the next several years. We expect our research and development expenses to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Shelf Registration, including the related at-market-facility entered into on August 31, 2018 with Cantor.  During the nine months ended September 30, 2018, we received net proceeds of $0.5 million under our at-the-market facility.

Cash Flows

The following table sets forth the significant sources and uses of cash for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash, cash equivalents, and restricted cash, January 1	$11,469	$35,656
Net cash used in operating activities	(22,265)	(19,398)
Net cash used in investing activities	(1,398)	(16,183)
Net cash provided by financing activities	28,602	8,674
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,939	(26,907)
Cash, cash equivalents, and restricted cash, September 30	$16,408	$8,749

Operating Activities

The $2.9 million increase in net cash used in operating activities for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to increases in costs associated with ibrexafungerp development efforts. We expect that our research and development expenses will increase as we pursue our ibrexafungerp development efforts and we expect we will continue to incur selling, general and administrative expenses to support our operations.

Net cash used in operating activities of $22.3 million for the nine months ended September 30, 2018, primarily consisted of the $14.4 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $7.6 million and stock-based compensation expense of $1.4 million, plus a net unfavorable change in operating assets and liabilities of $2.0 million. The net unfavorable change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $2.2 million, offset in part by a decrease in prepaid expenses, other assets, and deferred costs of $0.3 million.

Net cash used in operating activities of $19.4 million for the nine months ended September 30, 2017, primarily consisted of the $17.5 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liability of $2.8 million and stock-based compensation expense of $1.2 million, plus a net unfavorable change in operating assets and liabilities of $0.8 million. The net unfavorable change in operating assets and liabilities included an increase in accounts payable and accrued expenses of $0.1 million and an increase in prepaid expenses, other assets, and deferred costs of $0.7 million. The increase in prepaid expenses, other assets, and deferred costs is primarily due to a $0.6 million increase in long term prepaid ibrexafungerp development services.

Investing Activities

Net cash used in investing activities of $1.4 million for the nine months ended September 30, 2018 consisted primarily of purchases and maturities of short-term investments of $62.0 million and $61.0 million, respectively.

Net cash used in investing activities of $16.2 million for the nine months ended September 30, 2017 consisted primarily of purchases and maturities of short-term investments of $61.6 million and $45.4 million, respectively.

Financing Activities

Net cash provided by financing activities of $28.6 million for the nine months ended September 30, 2018, consisted of gross proceeds from common stock issued of $30.7 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $2.1 million.

Net cash provided by financing activities of $8.7 million for the nine months ended September 30, 2017, consisted of gross proceeds from common stock issued of $8.9 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.3 million.

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

Based upon our existing operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating requirements into 2020. We are continually evaluating our operating plan and assessing the optimal cash utilization for our ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015, June 2016, and March 2018, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 7 of Notes to the Financial Statements contained elsewhere in this report under the caption Legal Proceeding.

Item 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017 except that our class action lawsuit has been dismissed (see Note 7 of Notes to the Financial Statements contained elsewhere in this report under the caption Legal Proceeding) and as noted below.

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

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2018

By:	/s/ Eric Francois
Eric Francois
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 13, 2018