Form 10-K
period 2018-12-31
SCYNEXIS INC
filed 2019-03-14
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36365

SCYNEXIS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2181648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Evertrust Plaza, 13th Floor Jersey City, NJ	07302 - 6548
(Address of principal executive offices)	(Zip Code)

(201) 884-5485

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Market on June 30, 2018 was $75,725,929.  Excludes 669,725 shares of the registrant's Common Stock held by executive officers and directors outstanding at June 30, 2018. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 1, 2019, there were 50,148,458 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Not applicable.

SCYNEXIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Overview

SCYNEXIS, Inc. is a biotechnology company committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative therapies. We are developing our lead product candidate, ibrexafungerp (formerly SCY-078), as the first representative of a novel oral and intravenous (IV) triterpenoid antifungal family in clinical development for the treatment of several serious fungal infections, including vulvovaginal candidiasis (VVC), invasive aspergillosis (IA), invasive candidiasis (IC), and refractory invasive fungal infections (rIFI).

VVC, commonly known as “vaginal yeast infection,” is the second most common cause of vaginitis and is usually caused by Candida species.  IA is a serious fungal infection caused by Aspergillus species and is reported to be the leading cause of infection-caused death in immunocompromised patients.  IC is a serious fungal infection caused by various Candida species and occurs in immunocompromised patients.

Ibrexafungerp is a structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of human fungi pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of oral and IV formulations of ibrexafungerp in multiple studies.  We are currently progressing clinical trials in VVC (Phase 3), IA (Phase 2), and rIFI, including C. auris infections (open-label Phase 3). The U.S. Food and Drug Administration (FDA) has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for the formulations of ibrexafungerp for the indications of VVC, IA, and IC (including candidemia), and has granted Orphan Drug designations for the IA and IC indications.  These designations may provide us with additional market exclusivity and expedited regulatory paths.

Recognizing that it belongs to a new class of antifungals, the World Health Organization’s International Non-Proprietary Name group selected the name “ibrexafungerp” for SCY-078 in July 2018, and the United States Adopted Names Council (USAN Council) adopted “ibrexafungerp” as a USAN in February 2019.

Our Platform of Indications

We continue to accelerate and expand our clinical programs, leveraging the versatility of the ibrexafungerp platform, including the potential for ibrexafungerp to be a suitable treatment for indications with significant unmet medical needs and considerable commercial opportunity. The following illustration summarizes the indications for oral ibrexafungerp we are currently seeking, including VVC and hospital-based invasive fungal infections, as well as anticipated New Drug Application (NDA) submission timing and estimated peak sales potential in the United States:

VVC — Our most advanced stage of clinical development, targeting both acute and recurrent infections.

In October 2018, we announced the successful completion of an End-of-Phase 2 Meeting with the FDA for our lead product candidate, ibrexafungerp, for patients with VVC. The FDA has agreed with our proposed overall design of the Phase 3 registration program to support approval of oral ibrexafungerp for the treatment of VVC and prevention of recurrent VVC.  The Phase 3 registration program builds on the positive top-line data from the Phase 2b DOVE study (DOVE study) announced in July 2018, which showed that the one-day oral ibrexafungerp dose of 600mg (two doses of 300mg 12 hours apart) selected for the Phase 3 program was well-tolerated, with strong overall clinical and mycological activity and improved sustained effect compared to fluconazole (FLU), the current standard-of-care (SoC) for VVC.

The Phase 3 VVC registration program comprises three global, multi-center, randomized, double-blind, placebo-controlled trials designed to demonstrate superiority of oral ibrexafungerp vs. placebo, as detailed below:

•	Treatment of VVC

Two Phase 3 clinical trials for the treatment of VVC (VANISH Phase 3 program) will evaluate the safety and efficacy of the one-day, oral 600mg dose of ibrexafungerp (two doses of 300mg 12 hours apart), compared to placebo, in approximately 700 patients total (approximately 350 patients per trial). Patients with a diagnosis of VVC will be randomized to ibrexafungerp or placebo in a 2:1 ratio. Similar to the design of the Phase 2b DOVE study, the primary endpoint of each trial will be clinical cure rate, defined as the complete resolution of all signs and symptoms (S&S), at the Test-of-Cure (TOC) visit (Day 10). Secondary endpoints will include mycological eradication and change in S&S scores compared to baseline at both Day 10 and at the follow-up (FU) visit (Day 25).

The VANISH Phase 3 program is currently enrolling patients, and we expect to report top-line data in the first half of 2020. Pending successful completion of these two trials, we plan to submit an initial NDA for oral ibrexafungerp for the treatment of VVC in the second half of 2020.

•	Prevention of Recurrent VVC

One Phase 3 clinical trial for the prevention of recurrent VVC will evaluate the safety and efficacy of the oral 600mg dose of ibrexafungerp (two doses of 300mg 12 hours apart) given once-a-month for six months, compared to placebo, in approximately 350 patients. Patients with a diagnosis of VVC and a history of at least three episodes of VVC in the past 12 months (including the current episode) will first receive SoC treatment for their active infection. Patients whose active infection has been successfully treated will be randomized to ibrexafungerp or placebo in a 1:1 ratio for the prevention phase of the trial. The primary endpoint of the trial will be the percentage of patients without recurrence of VVC through the TOC visit (Week 24). Secondary endpoints will include time to first recurrence, mycological eradication and percentage of patients without recurrence of VVC through the treatment and subsequent FU period (Week 36).

We plan to initiate the Phase 3 clinical trial in recurrent VVC in the first half of 2019 and expect to submit a supplemental NDA for the prevention of recurrent VVC, an indication with no product currently approved, in 2021.

Invasive Pulmonary Aspergillosis—Ibrexafungerp in combination with standard of care may represent a significant opportunity to improve outcomes for this high-mortality infection.

Based on promising pre-clinical data from combination use of ibrexafungerp with SoC vs. Aspergillus spp., we have initiated a Phase 2 study (SCYNERGIA study) of oral ibrexafungerp in combination with voriconazole (SoC) in patients with IA.  This initial study is a randomized, double-blind trial with the objective of assessing the safety and efficacy of oral ibrexafungerp in combination with voriconazole, compared to voriconazole alone. We believe that ibrexafungerp’s broad activity against Aspergillus spp., including azole-resistant strains, along with its minimal drug-drug interactions, high tissue penetration into the lungs and oral formulation allowing for long-term administration, may make it an ideal candidate for use as combination therapy to provide improved outcomes vs. SoC.

Refractory Invasive Fungal Infections—Potential for streamlined development pathway.

We are currently enrolling patients in the FURI study from 32 locations in the U.S. and Europe.  The FURI study is a global, open-label study in which oral ibrexafungerp is being administered as a salvage treatment in patients with difficult-to-treat mucocutaneous and invasive fungal infections that are refractory to or intolerant of currently available standards of care.

In January 2019, we announced the interim results of the first twenty patients of the FURI study following analysis by a Data Review Committee (DRC), an independent expert panel.  Oral ibrexafungerp showed clinical benefits in 17 out of 20 patients, with 11 patients achieving a complete or partial response and six patients experiencing a stable disease response. Only two patients did not respond to ibrexafungerp treatment, and the outcome for one patient was considered indeterminate.  The 20 patients evaluated in this interim analysis suffered from a variety of severe conditions, including esophageal candidiasis, intra-abdominal abscesses, spondylodiscitis (infection of vertebrae and intervertebral discs) and oropharyngeal candidiasis, with the most common fungal species being Candida glabrata and Candida krusei, two highly resistant organisms. Ibrexafungerp treatment ranged from seven to 90 days, with a mean duration of 36.4 days.  Oral ibrexafungerp was well-tolerated, with the most common treatment-related adverse events being gastrointestinal. There were no deaths due to progressive fungal disease and no safety signals warranting changes in the study.

We also are currently enrolling patients in the CARES study, a global, open-label study of oral ibrexafungerp for the treatment of Candida auris infections. Candida auris has been classified by the Centers for Disease Control and Prevention (CDC) as a serious public health threat, as it can be multidrug-resistant, has resulted in high mortality rates (up to 60%) and can be spread from patients (and surfaces) to patients, resulting in hospital outbreaks. The CARES study is intended to provide rapid access to oral ibrexafungerp for patients suffering from this life-threatening infection.

The open-label designs of the FURI and CARES studies allow for evaluation of the data on an interim basis to further inform subsequent regulatory steps of the development program, as was evidenced with the recent FURI study interim analysis. We believe that compelling data from the FURI and/or CARES studies could allow ibrexafungerp to become eligible for the regulatory Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD), potentially resulting in an NDA submission based on streamlined development.  The LPAD was established under the 21st Century Cures Act of 2016, and FDA draft guidance issued in June 2018 suggests smaller, shorter or fewer clinical trials may be sufficient to support approval to treat a serious or life-threatening infection in a limited population with unmet needs.  We plan to continue to advance enrollment in the FURI and CARES studies, both in the U.S. and globally.

IV Development Program

While oral ibrexafungerp is progressing as a potential valuable option to treat hospital-based invasive fungal infections, as recently shown by the preliminary results from the FURI study, we continue the development of the intravenous liposomal formulation of ibrexafungerp and will provide further updates on this program in the future.

Key Milestones

We are focused on pursuing the following milestones for 2019:

•

to progress the timely completion of our Phase 3 VVC registration program to allow for a potential initial NDA submission for the treatment of VVC in the second half of 2020 and supplemental NDA submission for the prevention of recurrent VVC in 2021;

•	to maintain sufficient capital to ensure the funding of our operating requirements past an anticipated NDA submission for acute VVC in the second half of 2020;

•	to continue to advance enrollment in our SCYNERGIA study;

•	to continue to advance enrollment in both the FURI and CARES studies, both in the U.S. and globally, with a potential new preliminary data review when adequate enrollment levels have been reached; and

•	to maintain ongoing dialogue with potential commercial partners in the U.S. and outside of the U.S.

Our Strategy

Key elements of our strategy include:

•

to further develop ibrexafungerp and obtain regulatory approval in major commercial markets for our key initial indications: VVC (acute and recurrent), IA, salvage therapy for certain invasive or severe fungal infections, and IC;

•	to commercialize ibrexafungerp for selected indications in the U.S. through a dedicated commercial team, including field force, and/or potential partnerships;

•	to contract with commercial partners to develop and commercialize ibrexafungerp outside of the U.S.;

•	to assess external opportunities to expand our clinical pipeline; and

•	to leverage our strong scientific team to pursue the development of other internal proprietary compounds.

Market Opportunity

Acute and Recurrent VVC

VVC affects approximately 70%-75% of women at least once in their lifetime, with 40-50% of these women experiencing more than one episode.  We estimate approximately 6-8% of women experience recurrent VVC (three to four or more episodes in one year).  VVC episodes include the following:

•	Uncomplicated cases. These are sporadic mild-to-moderate infections typically caused by C. albicans spp. in a normal host. They represent the majority of the VVC episodes; and

•

Complicated cases. These represent the remaining episodes and include: severe infections, recurrent cases, infections caused by non-albicans Candida spp., fluconazole-resistant infections, fluconazole intolerant and non-responder cases, infections in women of child-bearing age concerned about fluconazole’s reported embryo/fetal toxicities, and/or observed in an abnormal host.

VVC can be associated with substantial morbidity, including significant genital discomfort, reduced sexual pleasure, psychological distress and loss of productivity. Diagnosis and treatment of VVC, together with lost productivity, is estimated to cost $1.0 billion per year in the U.S.

Current treatments for acute VVC include over-the-counter (OTC) topical azole antifungals (clotrimazole, miconazole, and others) and the use of the prescription oral azole antifungal, fluconazole.  Fluconazole is the only orally-administered antifungal currently approved for acute VVC in the U.S., with a therapeutic cure rate of 55% as reported in its label.  Uncomplicated acute VVC cases are often effectively treated with topical agents and/or with one to three doses of oral fluconazole.  However, many cases of VVC are not fully addressed by oral fluconazole and patients are left with limited options. In addition, there are no oral alternatives for VVC patients who do not respond to or tolerate fluconazole or patients of child-bearing age concerned about fluconazole’s reported embryo/fetal toxicities, and there are no FDA-approved products for the treatment of recurrent VVC.

We believe that the regulatory path toward approval in VVC is straightforward and has a high chance of technical success. With the strong clinical evidence observed in our Phase 2b DOVE study, we believe that ibrexafungerp, if approved, would provide an oral option for millions of women not currently well-served by existing VVC therapies.

Invasive Aspergillosis

Current treatment guidelines for IA in the U.S. and in Europe recommend the use of azoles (itraconazole, voriconazole or isavuconazole) as the initial first-line therapy. However, patients face unsatisfactory clinical outcomes with mortality rates ranging from 30% to 80% (depending on the stage of infection and the host underlying disease) and long treatment durations. Additionally, current therapies often exhibit drug-drug interactions, and the recent emergence of A. fumigatus azole resistance is increasingly becoming of clinical concern worldwide.

Due to the significant rate of resistance in some countries, combination antifungal therapy as first-line treatment for patients suspected of IA is recommended. The combination of voriconazole or isavuconazole with an IV echinocandin is recommended at least until results of resistance testing are obtained. A previous study, by Marr et al., in IA patients demonstrated that the combination of an IV echinocandin and an IV/oral azole for two weeks followed by an oral azole alone for four additional weeks improved outcomes in certain patient subgroups. In this study, the combination regimen was given for only two weeks because of the limitations of using an IV echinocandin long-term in the outpatient setting. We believe that oral ibrexafungerp, if approved in combination with standard of care for the treatment of IA, would allow patients to receive the required combination treatment of two agents with different mechanisms of action for the full six to twelve weeks of therapy, possibly leading to better outcomes.

Ibrexafungerp Target Product Profile

Ibrexafungerp, a triterpenoid analogue, represents a new chemical class which acts through the inhibition of the glucan synthase, an established target in antifungal therapeutics. Ibrexafungerp is being developed as oral and IV formulations and has demonstrated potent activity against a large collection of medically relevant strains of Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis species.  Additionally, ibrexafungerp has shown in vitro and in vivo activity against multidrug-resistant organisms such as Candida auris and synergistic/additive activity in combination with isavuconazole against Aspergillus strains.  Ibrexafungerp has unique attributes that define its potential to address significant unmet medical needs and provide considerable commercial opportunities, including:

•	broad activity against Candida, Aspergillus, and Pneumocystis strains;
•	distinct chemical structure from other glucan synthase inhibitors, providing a unique spectrum of activity and pharmacokinetic profile;
•	oral bioavailability, unlike other glucan synthase inhibitors, allowing for convenient long-term outpatient use;
•	activity against azole-resistant and most echinocandin-resistant Candida strains, including Candida auris and multidrug-resistant strains;
•	activity against azole-resistant Aspergillus strains;
•	fungicidal (i.e., killing the fungi) capabilities against Candida species compared to azoles, which are fungistatic (i.e., inhibiting the growth of fungi);
•	high tissue penetration, allowing high concentrations in the organs commonly affected by fungal infections;
•	enhanced activity at acidic pH (normal vaginal pH is 3.8 to 4.5).
•	well tolerated with over 500 subjects exposed;
•	20-hour half-life with a low risk of drug-drug interactions; and
•	lack of teratogenicity in animal studies.

We believe that ibrexafungerp, if approved, has the potential to address significant gaps with commercially available therapies in the following indications:

•	acute (moderate-to-severe) and recurrent vulvovaginal candidiasis;
•	invasive aspergillosis (including resistant infections);
•	refractory invasive fungal infections; and
•	invasive candidiasis (including resistant infections).

In the future, we may also consider other indications for ibrexafungerp for which longer oral antifungal regimens are typically needed and would benefit from the broad spectrum of activity, favorable safety profile and low potential for drug-drug interactions, including for the treatment of chronic fungal infections and for prophylaxis use.

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

For the treatment of invasive fungal infections, we expect that prescribing physicians will be located at major medical centers, where physicians specializing in critical care, infectious disease specialists, and physicians treating immune compromised or immuno-suppressed patients, such as oncologists and those performing solid organ transplants and stem cell transplants, are likely to be found.  For these indications, we intend to form our own focused hospital-based field force to target physicians in the U.S. Outside of the U.S., subject to obtaining necessary marketing approvals, we will likely seek to commercialize ibrexafungerp through distribution or other collaboration arrangements.

Competition for Ibrexafungerp

Our competitors include large pharmaceutical and biotechnology companies, and specialty pharmaceutical and generic drug companies. The leading antifungal drugs representing each main class are as follows:

Azoles. Noxafil® (posaconazole) marketed by Merck and Cresemba® (isavuconazole), recently approved in the U.S. and other global markets and marketed by Astellas in the U.S.;

Echinocandins.  Cancidas® (caspofungin), a product that became generic in March 2017.  Pfizer also markets the echinocandin Eraxis® (anidulafungin) and Astellas markets the echinocandin Mycamine® (micafungin); and

Polyenes.  AmBisome® (liposomal amphotericin B), a product sold by Gilead in Europe, by Astellas in the U.S. and by Dainippon-Sumitomo in Japan.

Pfizer, Merck, Astellas, and Gilead are all large pharmaceutical companies with significant experience and financial resources in the marketing and sale of specialty pharmaceuticals. Various other producers market and sell generic oral voriconazole, fluconazole and itraconazole.

Further, we expect that product candidates currently in clinical development may represent significant competition, if approved. These include the triazole VT-1161 being developed by Mycovia Pharmaceuticals, Inc., formerly Viamet Pharmaceuticals, Inc. (assets acquired by NovaQuest Capital Management, LLC), the long-acting IV echinocandin CD101 being developed by Cidara Therapeutics, Inc., APX-001 developed by Amplyx Pharmaceuticals Inc., the polyene amphotericin B oral formulation MAT2203 developed by Matinas BioPharma Holdings Inc., F901318 developed by F2G Limited and VL2397 developed by Vical Incorporated.  These companies may have greater resources than ours.

We believe that ibrexafungerp has the ability to perform well in the future fungal infection market given the sparse competitive marketplace, the unmet medical need, and the high mortality rate of these infections.  The key competitive factors affecting the success of ibrexafungerp, if approved, are likely to be its efficacy, safety, convenience, price, use in outpatient settings, the level of generic competition and the availability of reimbursement from government and other third-party payors. If approved, we believe that ibrexafungerp’s unique features, including being a novel antifungal class, broad-spectrum of activity including resistant strains, IV and oral formulations, fungicidal activity versus Candida, high tissue penetration, and favorable safety profile, will differentiate it from competing products and allow premium pricing to generics and other competing products.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA, or other regulatory, approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products. In the azole class, fluconazole, itraconazole, and oral voriconazole are generic. Caspofungin, the largest selling echinocandin, is now available on a generic basis.  If approved, we believe ibrexafungerp will be capable of delivering value supportive of premium pricing over competitive generic products.

Manufacturing and Supply of Ibrexafungerp

We have agreements with external vendors that are capable of supplying kilogram quantities of drug substance and of producing drug product to support ongoing and planned clinical trials. However, we do not own or operate and do not intend to own or operate facilities for manufacturing, storage and distribution, or testing of drug substance or drug product. We have relied on third-party contract manufacturers for synthesis of our clinical compounds and manufacture of drug product. We expect to continue to rely on either existing or alternative third-party manufacturers to supply ibrexafungerp for ongoing and planned clinical trials and for commercial production.

Ibrexafungerp is a semi-synthetic compound. Thus, the manufacturing process for ibrexafungerp involves fermentation and synthetic chemical steps. The synthetic process does not require any specialized equipment and uses readily sourced intermediates. At commercial launch, we expect cost of goods for ibrexafungerp to be similar to that of other small molecule drugs. We have negotiated agreements with suppliers to produce both drug product and drug substance for our current needs. In the future, we plan to validate the process with selected vendors and secondary suppliers to establish a secure supply chain that could enable commercialization.

We estimate our supplies on hand for the oral formulation of ibrexafungerp are sufficient to supply our ongoing and planned clinical trials. Manufacture of additional supplies of ibrexafungerp drug substance is planned to support any further optimization of either the oral or IV formulations, if needed. Additional batches of both oral and IV ibrexafungerp drug product will be manufactured as needed to support the subsequent stages of our clinical development plan.

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

Collaborations and Licensing Agreements Associated with Our Core Drug Development Operations

We currently have a number of licensing and collaboration agreements associated with our core drug development operations, including the following:

Merck

We initially discovered and developed ibrexafungerp through a research collaboration with Merck Sharp & Dohme Corp., or "Merck", a subsidiary of Merck & Co., Inc. In May 2013, Merck transferred to us all development and commercialization rights for ibrexafungerp (also known as MK-3118). This decision was made following a review and prioritization of Merck’s infectious disease portfolio. Under the terms of the agreement, we received all human health rights to ibrexafungerp, including all related technical documents, preclinical data, data from the seven Phase 1 trials conducted by Merck, and drug product and drug substance.  The agreement continues until expiration of all royalty obligations. The agreement may be terminated if either party is in material breach and fails to remedy the breach after receiving written notice. In January 2014, Merck assigned the patents to us related to ibrexafungerp that it had exclusively licensed to us. Under the terms of the patent assignment, Merck no longer has responsibility to maintain the patents. Merck is eligible to receive milestones upon initiation of a Phase 3 clinical study, NDA submission and marketing approvals in each of the U.S., major European markets and Japan that could total up to $19 million. In addition, Merck will receive tiered royalties based on worldwide sales of ibrexafungerp. The aggregate royalties are in the single digit percentages of net sales, and we expect to pay royalties on net sales of ibrexafungerp to Merck for no more than ten years from first commercial launch, on a country-by-country basis.

In December 2014, we entered into an amendment to the license agreement with Merck that defers the remittance of a milestone payment due to Merck, such that no amount will be due upon initiation of the first phase 2 clinical trial of a product containing the ibrexafungerp compound (the "Deferred Milestone"). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that will be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, we entered into second and third amendments to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of a milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and it was paid in March 2019.

R-Pharm

In August 2013, we entered into an agreement with R-Pharm, CJSC, or "R-Pharm", a leading supplier of hospital drugs in Russia, granting them exclusive rights to develop and commercialize ibrexafungerp in the field of human health in Russia, Turkey, and certain Balkan, Central Asian, Middle Eastern and North African countries. We retained the right to commercialize ibrexafungerp in the Americas, Europe, and Asia.  In November 2014, we entered into a supplemental arrangement with R-Pharm, whereby R-Pharm was informed of the modified IV formulation development plan and R-Pharm agreed to reimburse us for specifically identified IV formulation development and manufacturing costs incurred by us.  We received a non-refundable upfront payment of $1.5 million from R-Pharm in August 2013 which is being recognized over a period of 70 months. We recognized revenue from this upfront payment of $0.3 million for the years ended December 31, 2018 and 2017.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, such as the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the federal and state anti-fraud and abuse laws, false claims laws, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and payment transparency laws. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties.

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

Pharmaceutical coverage, pricing and reimbursement

Our ability to commercialize our product candidates successfully will depend in part on the extent to which the United States and foreign governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product candidates and related treatments. In many of the markets where we would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms.  In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Public and private health care payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence (for example, published medical literature) and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA.

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

As of March 1, 2019, we are the owner of eight issued U.S. patents and 120 issued non-U.S. patents with claims to novel compounds, compositions containing them, processes for their preparation, and their uses as pharmaceutical agents, with terms expiring between 2027 and 2036. Of these patents, one U.S. patent relates to ibrexafungerp. We are actively pursuing three U.S. patent applications and 19 non-U.S. patent applications in at least 19 jurisdictions.

Ibrexafungerp is protected by an issued composition of matter patent (U.S. Patent No. 8,188,085) in the United States, which expires in 2030, and we will have ten to twelve years of regulatory exclusivity in the U.S.  Based on our current development plan, we believe that an additional term of up to five years for the ibrexafungerp U.S. patent may result from the patent term extension provision of the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). The composition of matter patent has been granted in 63 countries and is pending in 16 other countries.  Additional patent applications related to ibrexafungerp salts and polymorphs, and its use as an antifungal agent, have been filed and are currently pending. If granted, the new patent families will extend the patent protection of ibrexafungerp salts, including the citrate salt currently under development, up to 2036.  For this and more comprehensive risks related to our proprietary technology and processes, please see the section on “Risk Factors-Risks Relating to Our Intellectual Property.”

Employees

As of March 1, 2019, we had 24 employees, all of whom were employed on a full-time basis. Our employees are engaged in administration, accounting and finance, research, clinical development, manufacturing, and business development functions. We believe our relations with our employees are good.

Corporate Information

We were incorporated in the State of Delaware on November 4, 1999. Our corporate headquarters are located at 1 Evertrust Plaza, 13th Floor, Jersey City, New Jersey 07302.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including a net loss of approximately $12.5 million for the year ended December 31, 2018.  As of December 31, 2018, we had an accumulated deficit of approximately $217.7 million.  On a prospective basis, our strategic focus, along with the commitment of our financial resources, will be directed towards the development of ibrexafungerp, our lead product candidate.  We had cash and cash equivalents and short-term investments of $44.2 million as of December 31, 2018.  On March 7, 2019, we entered into a Senior Convertible Note Purchase Agreement (Note Purchase Agreement) with Puissance Life Science Opportunities Fund VI (Puissance) and sold $16 million aggregate principal amount of our 6.0% Convertible Senior Notes due 2025.  We used the net cash proceeds to pay the remaining outstanding Solar Capital Ltd. (Solar) term loan in full.  Additionally, on January 3, 2019, we received a cash receipt of $6.7 million for the sale of a portion of our Net Operating Losses (NOLs). This sale was structured through the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.  Based upon our existing operating plan, we expect our cash and cash equivalents and short-term investments to enable us to fund our operating requirements past an anticipated NDA submission for acute VVC in the second half of 2020, although there can be no assurances that we will be able to continue our operations on a long-term basis.  We have suffered substantial losses from operations since inception and will require additional financing.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially as we:

•	continue the development of ibrexafungerp for treatment of multiple indications;
•	conduct ongoing and initiate new clinical trials for ibrexafungerp;
•	seek marketing approvals for ibrexafungerp;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control and scientific personnel;
•	maintain and create additional infrastructure to support our operations as a public company; and
•	develop in-house product candidates or seek to in-license product candidates from third-parties.

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

Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter to quarter or year to year due to a variety of factors, many of which are beyond our control. The following factors relating to our business, as well as factors described elsewhere in this report, may contribute to these fluctuations:

•	the costs associated with developing ibrexafungerp, which are difficult for us to predict;
•	any delays in regulatory review and approval of ibrexafungerp;
•

delays in the timing of submission of a new drug application, or NDA, as well as commencement, enrollment and the timing of clinical testing, of ibrexafungerp or any other product candidates we may seek to develop;

•	our ability to commercialize product candidates, both in the United States and overseas, if we are able to obtain regulatory approval to do so;
•	the costs associated with obtaining and maintaining regulatory approval and ongoing company compliance and product compliance for ibrexafungerp;
•	market acceptance of ibrexafungerp and any future product candidates we may seek to develop;
•	changes in regulations and regulatory policies;
•	competition from existing products or new products that may emerge;
•	the ability of patients or healthcare providers to obtain coverage of, or sufficient reimbursement for, any products we are able to develop;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	costs related to, and outcomes of, potential litigation;
•	potential product liability claims; and
•	potential liabilities associated with hazardous materials.

Due to the various factors mentioned above, and others, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.  Further, any financial projections we make are made as of the date we make them are subject to these risks and uncertainties, and these financial projections may not be realized.

We will continue to require substantial additional capital, and if we are unable to raise capital when needed we would be forced to delay, reduce or eliminate our development program for ibrexafungerp.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate, the timing of the submission of our planned NDAs could be delayed, and any potential product approval could be delayed. Based upon our existing operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating requirements past an anticipated NDA submission for acute VVC in the second half of 2020; provided, however, that changing circumstances may cause us to consume cash more rapidly than we currently anticipate. We may need to raise additional funds from additional issuances of equity and/or debt securities or otherwise obtain funding through strategic alliances or collaborations with third parties. In any event, we will require additional capital to complete development of, to seek regulatory approval for and, if approval is obtained, to commercialize ibrexafungerp and any future product candidates we may seek to develop.

When we are required to secure additional financing, the additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize ibrexafungerp and any future product candidates we may seek to develop. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of ibrexafungerp and any future product candidates we may seek to develop;
•	seek strategic alliances for research and development programs at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms our rights to any product candidates that we otherwise would seek to develop or commercialize ourselves.

If we are required to conduct additional fundraising activities and we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects.

We have a significant concentration of credit risk in the form of cash, cash equivalents, and short-term investments.

We had cash and cash equivalents and short-term investments of $44.2 million as of December 31, 2018.  Our cash on deposit with one bank can exceed the individual account FDIC insurance limits.  Credit ratings and pricing of our cash equivalents and short-term investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our cash equivalents and short-term investments may fluctuate. Therefore, although we have not realized any significant losses on our cash equivalents and short-term investments, future fluctuations in their value could result in significant realized losses.

Our operating activities may be restricted as a result of covenants related to the indebtedness under our senior convertible notes and we may be required to repay the notes in an event of default, which could have a materially adverse effect on our business.

On March 7, 2019, we entered into a Note Purchase Agreement with Puissance, pursuant to which we issued and sold to Puissance $16 million of our 6.0% senior convertible notes due 2025. The Note Purchase Agreement provides, among other restrictions, that so long as at least 25% of the initial aggregate principal amount of the notes remain outstanding, we will not incur indebtedness that is senior in right of payment to the notes, other than certain permitted indebtedness, until after data from our Phase 3 study in acute VVC has demonstrated that it has met its primary endpoint with statistical significance (such data expected in the first half of 2020).  Our business may be adversely affected by these restrictions on our ability to operate our business.

Additionally, we may be required to repay the outstanding notes if an event of default occurs under Note Purchase Agreement.  Under the Note Purchase Agreement, an event of default will occur if, among other things: we fail to make payments under the Note Purchase Agreement; we breach any of our covenants under the Note Purchase Agreement, subject to specified cure periods with respect to certain breaches; or we or our subsidiaries become subject to bankruptcy, insolvency or reorganization proceedings.  We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates For Human Use

We cannot be certain that ibrexafungerp will receive regulatory approval, and without regulatory approval we will not be able to market ibrexafungerp. Regulatory approval is a lengthy, expensive and uncertain process.

Our ability to generate significant revenue related to ibrexafungerp sales will depend on the successful development and regulatory approval of ibrexafungerp. We expect that the earliest that we could obtain regulatory approval of ibrexafungerp and commence commercialization of ibrexafungerp will be several years from now, if at all.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development and commercialization of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market product candidates in the United States until and unless we receive approval of an NDA from the FDA. We have not submitted an NDA for ibrexafungerp. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The product development and regulatory review process typically takes years to complete, involves numerous uncertainties and the potential for concerns to emerge late in the development process, and approval is never guaranteed. Even if a product is approved, the FDA may limit the indications for which the product may be used, require extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate, including the imposition of a Risk Evaluation and Mitigation Strategy, or REMS. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of a product candidate, once obtained, may be withdrawn. If ibrexafungerp or any of our other wholly-owned or partnered product candidates do not receive timely regulatory approval, or fail to maintain that regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, the submission of our NDA or the receipt of regulatory approval does not assure commercial success of any approved product.

Although both the oral and IV formulations of ibrexafungerp have been granted Qualified Infectious Disease Product status and Fast Track designation, this does not guarantee that the length of the FDA review process will be significantly shorter than otherwise, or that ibrexafungerp will ultimately be approved by the FDA.

We applied to the FDA for, and received, the designation of the oral tablet and the IV formulations of ibrexafungerp for vulvovaginal candidiasis, invasive candidiasis and invasive aspergillosis as Qualified Infectious Disease Product, or QIDP, under the Generating Antibiotic Incentives Now Act, or GAIN Act. We also applied to the FDA for, and were granted, Fast Track designation for ibrexafungerp for these indications.  Receipt of QIDP status and Fast Track designation in practice may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA or related GAIN Act exclusivity benefits.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for ibrexafungerp or any future product candidates.

We do not know whether clinical trials of ibrexafungerp or any future product candidates we may seek to develop will be allowed to commence or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

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

If we are required to conduct additional clinical trials or other testing of ibrexafungerp or any future product candidates we may seek to develop, we may be delayed in obtaining, or may not be able to obtain, marketing approval for these product candidates.

In addition, if our current or any future partners have rights to and responsibility for development of ibrexafungerp or any future product candidates, they may fail to meet their obligations to develop and commercialize the product candidates, including clinical trials for these product candidates.

Changes in regulatory requirements and guidance may occur and we or any of our partners may be required by appropriate regulatory authorities to amend clinical trial protocols to reflect these changes. Amendments may require us or any of our partners to resubmit clinical trial protocols to independent review boards for re-examination, which may impact the costs, timing or successful completion of a clinical trial. If we or any of our partners experience delays in the completion of, or if we or our partners terminate, clinical trials, the commercial prospects for ibrexafungerp and any future product candidates we may seek to develop will be harmed, and our ability to generate revenue from sales of these product candidates will be prevented or delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we or our current or potential future partners advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product application, or approval of a supplemental application to add a new indication or other changes, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval, or approval of supplemental applications for new indications or other changes. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If ibrexafungerp or any future product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of our ongoing or planned Phase 2 and Phase 3 clinical trials of ibrexafungerp do not achieve, to the satisfaction of regulators, the primary efficacy endpoints and demonstrate an acceptable level of safety, the prospects for approval of ibrexafungerp would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including differences in trial protocols and design, differences in size and type of the patient populations, adherence to the dosing regimen and the rate of dropout among clinical trial participants. Further, the patients taking ibrexafungerp often have other significant medical issues, such as organ transplants, cancer or other conditions in which their immune systems are suppressed, which makes it difficult to measure the effect of ibrexafungerp in the presence of these medical issues. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any partners may conduct will demonstrate consistent and/or adequate efficacy and safety to obtain regulatory approval to market ibrexafungerp and any future product candidates we may seek to develop.

We have limited experience in conducting clinical trials and have never submitted an NDA before, and we may be unable to do so for ibrexafungerp or any future product candidate we may seek to develop.

Merck completed seven Phase 1 clinical trials of ibrexafungerp and we have completed ten Phase 1 clinical trials, three Phase 2 trials, and have initiated three Phase 3 trials which are ongoing. We are planning to conduct additional Phase 1, Phase 2, and Phase 3 clinical trials of ibrexafungerp. The conduct of successful Phase 2 and Phase 3 clinical trials is essential in obtaining regulatory approval, and the submission of a successful NDA is a complicated process. We have limited experience in preparing and submitting regulatory filings, have previously only sponsored four Phase 2 clinical trials and three Phase 3 clinical trials, and we have never submitted an NDA. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that is acceptable to the FDA and leads to an NDA submission, acceptance and approval of ibrexafungerp or any future product candidate we may seek to develop. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we may seek to develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing ibrexafungerp or any future product candidate we may develop.

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

If ibrexafungerp or any other future product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenue that is generated from their sales will be limited.

The commercial success of ibrexafungerp or any other product candidates we may seek to develop will depend upon the acceptance of these product candidates among physicians, patients, the medical community and healthcare payors. The degree of market acceptance of product candidates will depend on a number of factors, including:

•	limitations or warnings contained in the FDA-approved labeling;
•	changes in the standard of care for the targeted indications;
•	limitations in the approved indications;
•	availability of alternative therapies with potentially advantageous results, or other products with similar results at similar or lower cost, including generics and over-the-counter products;
•	lower demonstrated clinical safety or efficacy compared to other products;
•	occurrence of significant adverse side effects;
•	ineffective sales, marketing and distribution support;
•	lack of availability of coverage and adequate reimbursement from governmental health care programs, managed care plans and other third-party payors;
•	timing of market introduction and perceived effectiveness of competitive products;
•	lack of cost-effectiveness;
•	adverse publicity about our product candidates or favorable publicity about competitive products;
•	lack of convenience and ease of administration; and
•	potential product liability claims.

If ibrexafungerp or any future product candidates we may seek to develop are approved, but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, sufficient revenue may not be generated from these product candidates, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

A significant use of antifungal drugs consists of treatment due to the presence of symptoms before diagnosis of the invasive fungal infections, and if recently approved diagnostic tools, or additional tools currently under development, for the quick diagnosis of invasive fungal infections are broadly used in the marketplace, the number of treatments using antifungal drugs may decrease significantly, decreasing the potential market for ibrexafungerp.

We believe that a large portion of the treatments using antifungal drugs are administered when symptoms of invasive fungal infections are present but a diagnosis of the infection has not yet been made, due to the rapid and potentially fatal progression of invasive fungal infections. Diagnostic tools recently approved by the FDA, or currently under development, for the rapid diagnosis of invasive fungal infections may significantly diminish the need to treat patients in advance of diagnosis of invasive fungal infections, which will reduce the potential market for ibrexafungerp in the event that we are able to obtain FDA approval of ibrexafungerp. Moreover, if a rapid and accurate test of the susceptibility of a fungal infection to generically available treatments is developed and widely adopted, the market for ibrexafungerp may suffer.

If resistance to ibrexafungerp develops quickly or cross-resistance with echinocandins becomes more common, our business will be harmed.

We recognize that, over time, resistance develops against every antibacterial and antifungal drug. One or more strains of fungal pathogens may develop resistance to ibrexafungerp more rapidly than we currently expect, either because our hypothesis of the mechanism of action is incorrect or because a strain of fungi undergoes some unforeseen genetic mutation that permits it to survive. Since we expect lower resistance relative to other antifungal drug classes to be a major factor in the commercialization of ibrexafungerp, rapid development of such resistance or development of cross resistance with echinocandins would have a major adverse impact on the acceptability and sales of ibrexafungerp.

If we are unable to obtain regulatory approval of both the oral and IV formulations of ibrexafungerp, ibrexafungerp may not achieve broad market acceptance and sales will be limited.

Current treatment regimens for invasive fungal infections typically involve initial administration of treatments as an IV infusion, with a switch to an oral formulation of the same or a similar medication to complete the course of treatment on an out-patient basis. We believe that providing both the IV and oral formulations will be beneficial to doctors who prefer to start treatment of patients in a hospital setting with an IV therapy and then switch them to an oral formulation of the same medication. If we are unable to successfully develop and achieve regulatory approval for either the oral or IV formulation of ibrexafungerp, our lead product candidate may not achieve, or may be delayed in achieving, broad market acceptance and sales will be limited.

Our product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market or otherwise limit their sales.

It is impossible to predict when or if ibrexafungerp or any other product candidate we may seek to develop will prove effective or safe or will receive marketing approval. Unforeseen side effects from any product candidates could arise either during clinical development or, if approved, after the product has been marketed. The most commonly reported adverse events after oral administration have been gastrointestinal (GI) events (i.e., nausea, diarrhea, vomiting).  The gastrointestinal events reported have typically been transient (i.e., short duration), mild or moderate and not leading to discontinuation.  The most commonly reported adverse events after IV administration of ibrexafungerp have been local reactions at the site of infusion.  During our Phase 1 IV program in healthy volunteers, aimed to expand the safety margin that would allow greater flexibility of dosing options in patients, we observed three mild-to-moderate thrombotic events in healthy volunteers receiving the IV formulation of ibrexafungerp at the highest doses and highest concentrations in a Phase 1 study. These events were reported to FDA as 15-day alert reports because they were unexpected and required anticoagulant therapy.  The potential contribution of the IV formulation of ibrexafungerp to these events cannot be ruled out even though rates of thrombotic events due to intravenous catheters reported in the literature are comparable to those observed in the Phase 1 study.

Serious adverse events (SAEs) are common when conducting clinical trials in a seriously ill population such as patients experiencing invasive candidiasis. Several SAEs have been reported in our clinical trials but only four of the events have been deemed by the investigator to be potentially related to ibrexafungerp, although other contributing factors could not be ruled out.  These four serious adverse events include: one event of elevation of liver function tests in a subject who received a single dose of oral ibrexafungerp (resolved) and three events secondary to thrombi formation at site of IV infusion with the cyclodextrin-based IV formulation.

On March 2, 2017, we announced that the FDA had placed a clinical hold on our IV formulation, instructing us to hold the initiation of any new clinical studies with our IV formulation until the FDA completes a review of all available pre-clinical and clinical data of the IV formulation of ibrexafungerp.  In January 2018, we announced encouraging pre-clinical results for the prototype liposomal IV formulation of ibrexafungerp, showing improved local tolerability profile at the infusion site in head-to-head pre-clinical evaluations with the cyclodextrin-based IV formulation. In August 2018, we announced that as part of our development plans, the process for the liposomal formulation was transferred for scale-up purposes at a manufacturing site intended to provide clinical supplies. Additional preclinical evaluations were performed with the scaled-up formulation, which unexpectedly revealed differences in tolerability at the injection site, delaying advancement of the IV product into human trials.

As it is generally recognized that changes to manufacturing processes and/or scale-up can impact the characteristics of drug products, particularly for more technically complex formulations such as liposomal products, we are currently working with our vendors and CMC experts to enable us to resume the pre-IND pre-clinical activities for the IV formulation of ibrexafungerp. If the FDA does not permit us to initiate new clinical studies with our IV formulation, we will not be able to develop and commercialize an IV formulation of ibrexafungerp, which would harm our business prospects.

Preclinical findings in the future could trigger the need to evaluate or monitor for specific potential safety concerns in clinical trials. The results of future clinical trials may show that ibrexafungerp and any future product candidates we may seek to develop cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or may lead us to abandon their development altogether.

Even if ibrexafungerp or any future product candidate we may seek to develop receives marketing approval, we or others may subsequently identify undesirable or unacceptable side effects caused by these products, in which case:

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

We have never marketed a drug before, and if we are unable to establish an effective sales force and marketing infrastructure or enter into acceptable third-party sales and marketing or licensing arrangements, we may not be able to successfully commercialize ibrexafungerp and any future product candidates we may seek to develop.

We currently do not have any sales, distribution and marketing capabilities, the development of which will require substantial resources and will be time consuming. The costs incurred in the development of these capabilities, either internally or through a third-party contract sales organization, would be incurred in advance of any approval of a product candidate. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish our sales force and marketing capability, our operating results may be adversely affected. In addition, we plan to enter into sales and marketing or licensing arrangements with third parties for international sales of any approved products. If we are unable to enter into or maintain any such arrangements on acceptable terms, or at all, we may be unable to market and sell ibrexafungerp or any future product candidates we may seek to develop in these markets.

We expect that ibrexafungerp and any future product candidates we may seek to develop will face competition, and most of our competitors have significantly greater resources than we do.

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. There are many foreign and domestic pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as ibrexafungerp and any future product candidates we may seek to develop. We expect any products we develop to compete on the basis of, among other things, product efficacy, price, lack of significant adverse side effects and convenience and ease of treatment. For example, ibrexafungerp will compete against current leading antifungal drugs, including voriconazole from the azole class, caspofungin from the echinocandin class, and liposomal amphotericin B from the polyenes class, many of which are currently available in generic form, or expected to be available in generic form at the time ibrexafungerp might be approved.

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

Because ibrexafungerp is not currently commercially available, we do not know the extent to which it will be able to obtain favorable coverage and adequate reimbursement from third-party payors if it is approved by the FDA. If we choose to bring other product candidates to market, they will be subject to similar uncertainty. We believe that ibrexafungerp and any other product candidates that are brought to market are less likely to be purchased by patients and/or providers if they are not adequately reimbursed by third-party payors.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors.  As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Furthermore, the market for our product candidates may depend on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Industry competition to be included in such formularies results in downward pricing pressures on pharmaceutical companies. Third-party payors may refuse to include a particular branded drug in their formularies when a competing generic product is available. The adoption of certain payment methodologies by third-party payors may limit our ability to profit from the sale of ibrexafungerp. For example, under Medicare, hospitals are reimbursed under an inpatient prospective payment system. This pricing methodology provides a single payment amount to hospitals based on a given diagnosis-related group. As a result, with respect to Medicare reimbursement for services in the hospital inpatient setting, hospitals could have a financial incentive to use the least expensive drugs for the treatment of invasive fungal infections, particularly the IV formulations of these drugs, as they are typically administered in the hospital, which may significantly impact our ability to charge a premium for ibrexafungerp.

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

On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.  For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could have a negative impact on our sales of any future approved products.

We expect that a portion of the market for ibrexafungerp and any other product candidates we may seek to develop will be outside the United States. However, our product candidates may never receive approval or be commercialized outside of the United States.

Before we or any commercial partners can market and commercialize any product candidates outside of the United States, there are numerous and varying regulatory requirements of other countries that will apply. Research and marketing authorization procedures vary among countries and can involve additional product testing and administrative review periods. The marketing authorization process in other countries may include all of the risks detailed above regarding failure to obtain FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country, or identification of potential safety concerns in one country, may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that:

•	ibrexafungerp and any future product candidates we may seek to develop may not generate preclinical or clinical data that are deemed sufficient by regulators in a given jurisdiction;
•

ibrexafungerp may not be approved for all indications requested, or any indications at all, in a given jurisdiction which could limit the uses of ibrexafungerp and any future product candidates we may seek to develop and have an adverse effect on product sales and potential royalties; and

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

Even if ibrexafungerp or any other future product candidates we may seek to develop receive regulatory approval, we may still face future development and regulatory difficulties.

Even if regulatory approval is obtained for ibrexafungerp or any other future product candidates we may seek to develop, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Given the number of high profile adverse events with certain drug products, regulatory authorities may require, as a condition of approval, costly risk evaluation and mitigation strategies, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more intended indications. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us or our partners to conduct costly studies.

Ibrexafungerp and any other future product candidates we may seek to develop will also be subject to ongoing regulatory requirements for the packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. As such, we and our contract manufacturers, which we will be responsible for overseeing and monitoring for compliance, are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The FDA may hold us responsible for any deficiencies or noncompliance of our contract manufacturers in relation to ibrexafungerp and any other future product candidates we may seek to develop. Failure to follow cGMP can result in products being deemed adulterated, which carries significant legal implications. We will also be required to engage in pharmacovigilance activities and report certain adverse reactions and production problems, if any, to the FDA and to comply with certain requirements concerning advertising and promotion for products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote products for indications or uses for which they do not have approval. Failure to comply with FDA advertising and promotion standards, which are often subject to interpretation by regulators, may result in a wide range of exposure and liability for us.

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

The federal civil and criminal false claims laws and civil monetary penalties law, including the federal civil False Claims Act, prohibit any person from knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

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

The majority of states also have statutes or regulations similar to these laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some of these states also prohibit certain marketing related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, certain states, including California, Connecticut, Nevada, and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes.  Certain states also require pharmaceutical companies to file periodic reports with the state on sales, marketing, pricing, clinical trials and/or other activities, and/or register their sales and medical representatives.

Compliance with various federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, disgorgement, and criminal fines and imprisonment. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities or those of our commercial partners could be subject to challenge under one or more of these laws. Such a challenge could have a material adverse effect on our business and financial condition and growth prospects.

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

Regulations, guidelines and recommendations published by various government agencies and organizations may affect the use of ibrexafungerp and any future product candidates we may seek to develop.

Government agencies may issue regulations and guidelines directly applicable to us, our partners or our potential future partners and our product candidates. In addition, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the healthcare and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, and route of administration and use of related or competing therapies. Changes to these recommendations or other guidelines advocating alternative therapies could result in decreased use of ibrexafungerp and any future product candidates we may seek to develop, which may adversely affect our results of operations.

Risks Related to Our Dependence on Third Parties

We are dependent on our existing third-party collaboration with R-Pharm to commercialize ibrexafungerp in the Russian Federation and certain other countries, and if R-Pharm is not successful in commercializing ibrexafungerp in those countries, we will lose a significant source of potential revenue.

We currently have a development license and supply agreement with R-Pharm, a leading supplier of hospital drugs in Russia, pursuant to which we license to R-Pharm rights to develop and commercialize ibrexafungerp in the field of human health in Russia and certain smaller non-core markets. R-Pharm will pay us milestone payments upon the achievement of specified milestones, including registration of ibrexafungerp in a country and upon the achievement of specified levels of sales. In addition, R-Pharm will pay us royalties upon sales of ibrexafungerp by R-Pharm. We are relying on R-Pharm to commercialize ibrexafungerp in the countries covered by our agreement with it, and if R-Pharm is not able to commercialize ibrexafungerp in those countries, or determines not to pursue commercialization of ibrexafungerp in those countries, we will not receive any milestone or royalty payments under the agreement.

We are dependent on other third-party collaborations to develop and commercialize product candidates we have outlicensed, and if our third-party collaborators are not successful in developing and commercializing product candidates we have outlicensed, we will not receive any revenue from these collaborations.

A portion of our strategy is to license to third parties rights to develop and commercialize product candidates, including candidates we have discovered other than ibrexafungerp, and if these third parties do not perform under our agreements with them, we will not receive any revenue from these collaborations. For example, we currently have license agreements with R-

Pharm to develop and commercialize ibrexafungerp in Russia.  We are relying on these third parties to commercialize the compounds subject to the respective license agreements, and if they are not able to commercialize the compounds subject to the respective agreements, or determines not to pursue commercialization of the compounds, we will not receive any royalty payments under the agreements.  If our third-party collaborators under these agreements and any future agreements we enter into do not perform under the agreements, or terminate the agreements, we will not receive the benefits we expect under the agreements.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop and commercialize product candidates.

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, we plan to establish collaborations for development and commercialization of product candidates and research programs. For example, we currently have a development license and supply agreement with R-Pharm, pursuant to which we license to R-Pharm rights to develop and commercialize ibrexafungerp in the field of human health in Russia and certain smaller non-core markets, and if ibrexafungerp receives marketing approval, we may enter into additional sales and marketing arrangements with third parties for international sales. If we are unable to enter into any of these arrangements on acceptable terms, or at all, we may be unable to market and sell ibrexafungerp and any future product candidates we may seek to develop in certain markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of product candidates. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product candidate. Our collaboration partner may not devote sufficient resources to the commercialization of product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for product candidates, we could face increased costs, we may be forced to limit the number of product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

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

As we do not intend to own or operate facilities for manufacturing, storage and distribution of drug substance or drug product we are and will be dependent on third parties for the manufacture of ibrexafungerp. If we experience problems with any of these third parties, the commercial manufacturing of ibrexafungerp could be delayed.

If ibrexafungerp is approved, the inability to manufacture sufficient commercial supplies of the drug product could adversely affect product commercialization. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of ibrexafungerp. We may encounter technical difficulties or delays in the transfer of ibrexafungerp manufacturing on a commercial scale to a third-party manufacturer, or may be unable to enter into agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms.

We may not be able to establish additional sources of supply for ibrexafungerp and any future product candidates we may seek to develop. These suppliers are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to product candidates and are also subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

Any of these factors could result in delays or higher costs in connection with our clinical trials, regulatory submissions, required approvals or commercialization of ibrexafungerp and any future product candidates we may seek to develop.

If we fail to establish or lose our relationships with CROs, our drug development efforts could be delayed.

We are substantially dependent on third-party vendors and CROs for preclinical studies and clinical trials related to our drug discovery and development efforts. If we fail to establish or lose our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could adversely affect our development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that this provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. In addition, any contract research organization that we retain will be subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of ibrexafungerp and any future product candidates we may seek to develop could be delayed, which could severely harm our business and financial condition.

Risks Relating to Our Intellectual Property

We were dependent on Merck for the establishment of our intellectual property rights related to ibrexafungerp, and if Merck did not establish our intellectual property rights with sufficient scope to protect ibrexafungerp, we may have limited or no ability to assert intellectual property rights to ibrexafungerp.

Under our agreement with Merck, Merck was responsible for establishing the intellectual property rights to ibrexafungerp. As we were not responsible for the establishment of our intellectual property rights to ibrexafungerp, we have less visibility into the strength of our intellectual property rights to ibrexafungerp than if we had been responsible for the establishment of these rights. If Merck did not establish those rights such that they are of sufficient scope to protect ibrexafungerp, then we may not be able to prevent others from using or commercializing ibrexafungerp, and others may be able to assert intellectual property rights in ibrexafungerp and prevent us from further pursuing the development and commercialization of ibrexafungerp.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of ibrexafungerp and any future product candidates we may seek to develop and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing ibrexafungerp and any future product candidates we may seek to develop is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No absolute policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. Changes in either the patent laws or in interpretations of patent laws in the United States and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may be issued from the applications we have filed or may file in the future or that we have licensed or may license from third parties, including Merck for ibrexafungerp. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make compounds that are similar to ibrexafungerp and any future product candidates we may seek to develop but that are not covered by the claims of our patents;
•	if we encounter delays in our clinical trials, the period of time during which we could market our drug candidates under patent protection would be reduced;
•	we might not have been the first to conceive, make or disclose the inventions covered by our patents or pending patent applications;
•	we might not have been the first to file patent applications for these inventions;
•	any patents that we obtain may be invalid or unenforceable or otherwise may not provide us with any competitive advantages; or
•	the patents of others may have a material adverse effect on our business.

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

Furthermore, a third party may claim that we or our manufacturing or commercialization partners or customers are using inventions covered by the third party’s patent rights and may go to court to stop us or our partners and/or customers from engaging in our operations and activities, including making or selling ibrexafungerp and any future product candidates we may seek to develop. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court would decide that we or our commercialization partners or customers are infringing the third party’s patents and would order us or our partners or customers to stop the activities covered by the patents. In that event, we or our commercialization partners or customers may not have a viable way around the patent and may need to halt commercialization or use of the relevant product. In addition, there is a risk that a court will order us or our partners or customers to pay the other party damages for having violated the other party’s patents or obtain one or more licenses from third parties, which may be impossible or require substantial time and expense. We cannot predict whether any license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our drug candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In such events, we would be unable to further develop and commercialize one or more of our drug candidates, which could harm our business significantly. In the future, we may agree to indemnify our commercial partners and/or customers against certain intellectual property infringement claims brought by third parties which could increase our financial expense, increase our involvement in litigation and/or otherwise materially adversely affect our business.

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

As of March 1, 2019, we had 24 employees.  As we advance ibrexafungerp through preclinical studies, clinical trials and commercialization, we will need to increase our product development, scientific, marketing, sales and administrative headcount to manage these efforts. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials. Our coverage is currently limited to $5.0 million per occurrence and $5.0 million in the aggregate per year, as well as additional local country product liability coverage for trials conducted outside of the United States as required by the local country regulations. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for product candidates, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash available to develop ibrexafungerp and any future product candidates we may seek to develop and adversely affect our business.

Our internal computer systems, or those used by our contract research organizations or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage, data leakage and security breaches from computer viruses, unauthorized access, social engineering, the acts or omissions of our workforce or others with authorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of the occurrence of any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or other contractors or consultants’ operations, it could result in a material disruption of our product candidate development programs. For example, the loss of clinical study data from completed or ongoing clinical studies for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed.

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

U.S. and foreign privacy and data protection laws and regulations may impose additional liabilities on us.

U.S. federal and state privacy and data security laws and regulations regulate how we and our partners collect, use and share certain information.  For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, impose certain obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information on “covered entities,” such as certain healthcare providers, health plans, and healthcare clearinghouses and their respective “business associates” that perform services for them.  State security breach notification laws, state health information privacy laws, and other state privacy laws also impose requirements regarding the collection, use, disclosure, and protection of personal information.  In addition, in June 2018, California enacted the California Consumer Privacy Act of 2018, or CCPA, which takes effect on January 1, 2020. The CCPA gives California residents the right to access and require deletion of their personal information, the right to opt out of certain personal information sharing, and the right to detailed information about how their personal information is collected, used, and disclosed. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data and data collected pursuant to HIPAA, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a wave of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.

We may also be subject to or affected by foreign laws and regulations, including regulatory guidance, governing the collection, use, disclosure, security, transfer, and storage of personal data, such as information that we collect about patients in connection with clinical trials and our other operations abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability, or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future.

For example, the EU implemented the General Data Protection Regulation, or GDPR, a broad data protection framework that expands the scope of EU data protection law to include certain non-European Union entities that process the personal data of EU residents, including clinical trial data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and protect information about them. The processing of sensitive personal data, such as information about health conditions, leads to heightened compliance burdens under the GDPR and is a topic of active interest among EU regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.

A data security breach or other privacy violation that compromises the confidentiality, integrity or availability of the personal information of our clinical trials participants, collaborators or employees could harm our reputation, compel us to comply with U.S. or international breach notification laws, subject us to mandatory corrective action, and otherwise subject us to liability under U.S. or foreign laws and regulations.  Data breaches or other security incidents could also compromise our trade secrets or other intellectual property.  If we are unable to prevent such data security breaches and security incidents or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer reputational harm, financial loss or other regulatory penalties. In addition, such events can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented security measures designed to protect our information technology systems, such measures may not prevent such events.

Finally, it is possible that these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort, and proceedings against us by governmental entities or others. If we expand into other foreign countries and jurisdictions, we may be subject to additional privacy and data protection laws and regulations that may affect how we conduct business.

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
•

any delay in submitting an NDA or similar foreign applications for ibrexafungerp and any future product candidate we may seek to develop or any adverse development or perceived adverse development with respect to the FDA’s review of that NDA or a foreign regulator’s review of a similar applications;

•	maintenance of our existing collaborations or ability to enter into new collaborations;
•	our collaboration partners’ election to develop or commercialize product candidates under our collaboration agreements or the termination of any programs under our collaboration agreements;
•	any intellectual property infringement actions in which we or our licensors and collaboration partners may become involved;
•	our ability to successfully develop and commercialize future product candidates;
•	changes in laws or regulations applicable to future products;

•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	achievement of financial projections we may provide to the public;
•	achievement of the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	changes in the structure of healthcare payment systems;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaboration partners or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	legislation or regulation that mandates or encourages the use of generic products;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general economic and market conditions and overall fluctuations in the U.S. equity markets;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future; and
•	trading volume of our common stock.

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

The requirements associated with being a public company will continue to require significant company resources and management attention.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and we are required to disclose material changes made in our internal controls and procedures on a quarterly basis. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the JOBS Act, because we are taking advantage of the exemptions contained in the JOBS Act.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales may also result in new investors gaining rights superior to our existing stockholders.  In March 2019, we issued and sold $16 million of 6.0% convertible senior notes due 2025. The holders may convert their convertible notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025. Upon conversion of the convertible notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. The initial conversion rate is 739.0983 shares of common stock per $1,000 principal amount of convertible notes, which is equivalent to an initial conversion price of approximately $1.35 per share, and is subject to adjustment in certain events. Holders who convert may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock.  In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its convertible notes in connection with such a corporate event.  Subject to adjustment in the conversion rate, the number of shares that we may deliver in connection with a conversion of the convertible notes, including those delivered in connection with an interest make-whole payment, will not exceed a cap of 813 shares of common stock per $1,000 principal amount of convertible notes.  To the extent holders of these notes convert the notes, our stockholders may experience substantial dilution.

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

On March 1, 2018, we entered into a long-term lease agreement for approximately 19,275 square feet of office space in Jersey City, New Jersey.  The lease term is until July 2029, and we have the option to renew for two consecutive five-year periods from the end of the first term. We believe that our facilities under this lease are adequate for our purposes for the foreseeable future.

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

Stockholders

As of March 1, 2019, there were approximately 61 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We did not purchase any of our securities during the fourth quarter of 2018.

ITEM 6.	SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the year ended December 31, 2018, are not necessarily indicative of results that may occur in future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

Overview

SCYNEXIS, Inc. is a biotechnology company committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative therapies. We are developing our lead product candidate, ibrexafungerp, formally known as SCY-078, as the first representative of a novel oral and intravenous (IV) triterpenoid antifungal family in clinical development for the treatment of several serious fungal infections, including vulvovaginal candidiasis (VVC), invasive candidiasis (IC), invasive aspergillosis (IA), and refractory invasive fungal infections (rIFI).  In July 2018, we announced that ibrexafungerp was the non-proprietary name for SCY-078 selected by the World Health Organization’s International Non-proprietary Name group.  Ibrexafungerp is a structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of human fungi pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of oral and IV formulations of ibrexafungerp in multiple studies. The U.S. Food and Drug Administration (FDA) has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for the formulations of ibrexafungerp for the indications of VVC, IC (including candidemia), and IA, and has granted Orphan Drug designations for the IC and IA indications.  These designations may provide us with additional market exclusivity and expedited regulatory paths. We continue to accelerate and expand our clinical programs, leveraging the versatility of the ibrexafungerp platform, including the potential for oral ibrexafungerp to be a suitable treatment for indications with significant unmet medical needs and considerable commercial opportunity.

Recognizing that it belongs to a new class of antifungals, the World Health Organization’s International Non-Proprietary Name group selected the name “ibrexafungerp” for SCY-078 in July 2018, and the United States Adopted Names Council (USAN Council) adopted “ibrexafungerp” as a USAN in February 2019.

Ibrexafungerp Development Update

In October 2018, we announced the successful completion of an End-of-Phase 2 Meeting with the FDA for our lead product candidate, ibrexafungerp, for patients with VVC. The FDA has agreed with our proposed overall design of the Phase 3 registration program to support approval of oral ibrexafungerp for the treatment of VVC and prevention of recurrent VVC.  This successful meeting follows our previously announced positive results from our Phase 2b, dose-finding study (DOVE study), in which the lowest ibrexafungerp dose regimen of 600mg for one day (given as two doses of 300mg 12 hours apart) exhibited high clinical cure and mycological eradication rates, sustained clinical benefit compared to fluconazole and a favorable tolerability profile.  We have initiated the Phase 3 VVC registration program in acute VVC and we have begun enrolling patients.  We plan to initiate the Phase 3 clinical trial in recurrent VVC in the first half of 2019.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019.  The Phase 3 VVC registration program for the treatment of VVC and the prevention of recurrent VVC will comprise three global, multi-center, randomized, double-blind, placebo-controlled trials designed to demonstrate superiority of oral ibrexafungerp vs. placebo.  Pending successful completion of these trials, we anticipate submitting an initial new drug application (NDA) for oral ibrexafungerp for the treatment of VVC in the second half of 2020 and a supplemental NDA for the prevention of recurrent VVC in 2021.

Based on promising pre-clinical data with combination use of ibrexafungerp with standard-of-care (SoC) vs. Aspergillus spp., we initiated a Phase 2 study (SCYNERGIA study) of oral ibrexafungerp in combination with voriconazole in patients with IA.  This initial study is a randomized, double-blind trial with the objective of assessing the safety and efficacy of oral ibrexafungerp in combination with a mold active azole therapy, the SoC for this indication, compared to SoC alone.

We are currently enrolling patients in our FURI study from 32 locations in the U.S. and Europe.  The FURI study, a global, open-label study in which oral ibrexafungerp is being administered as a salvage treatment in patients with difficult-to-

treat mucocutaneous and invasive fungal infections that are refractory to or intolerant of currently available standards of care.  In January 2019, we announced the positive interim results of the first twenty patients of the FURI study by the Data Review Committee (DRC), an independent expert panel.   Oral ibrexafungerp showed clinical benefits in 17 out of 20 patients, with 11 patients achieving a complete or partial response and six patients a stable disease response.  In October 2018, we announced the dosing of the first patient with a Candida auris infection, an emerging life-threatening and multidrug-resistant fungal pathogen, in our emergency protocol Phase 3 open-label study evaluating oral ibrexafungerp in patients with candidiasis caused by C. auris (CARES Study).  We plan to continue to advance enrollment in the FURI and CARES studies, both in the U.S. and globally.

Corporate Update

On January 3, 2019, we received a cash receipt of $6.7 million for the sale of a portion of our Net Operating Losses (NOLs). This sale was structured through the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

On March 7, 2019, we entered into a Senior Convertible Note Purchase Agreement (the Note Purchase Agreement) with Puissance Life Science Opportunities Fund VI (Puissance).  Pursuant to the Note Purchase Agreement, on March 7, 2019, we issued and sold to Puissance $16 million aggregate principal amount of our 6.0% convertible senior notes due 2025 (the Note) and we used the cash proceeds to pay the remaining outstanding Solar Capital Ltd. (Solar) term loan in full.

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016 and March 2018.  We have received an aggregate of $141.2 million in net proceeds from the issuance of our common stock in these four offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $44.2 million as of December 31, 2018.  In addition, during the year ended December 31, 2018, we received net proceeds of $1.4 million under our ATM facility.

We have incurred net losses since our inception, including the year ended December 31, 2018.  As of December 31, 2018, our accumulated deficit was $217.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase as we continue to execute our research and drug development strategy. We also expect that we will continue to incur selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on August 31, 2018 and declared effective on September 14, 2018 (Shelf Registration), including the related at-the-market (ATM) facility entered into on August 31, 2018 with Cantor Fitzgerald & Co., or Cantor.

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

Components of Operating Results

Revenue

Revenue consists of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.  The R-Pharm arrangement and our revenue recognition policy is described within the "Critical Accounting Policies and Significant Judgments and Estimates" section below, as well as in Note 2 to our audited financial statements for the year ended December 31, 2018, included in this Form 10-K.

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

Ibrexafungerp was the only key research and development projects during the periods presented. We plan to increase our research and development expense for the foreseeable future as we continue our effort to develop ibrexafungerp, specifically for our Phase 3 VVC registration program, and potentially to develop our other in-house product candidates or candidates we may acquire; subject to the availability of additional funding.

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

Other Expense (Income)

Substantially all of our other expense (income) during the periods reported consists of costs associated with:

•	fair value adjustments to our warrant liabilities;
•	interest expense associated with our Solar loan payable obligation;
•	interest income associated with our held-to-maturity short-term investments and;
•	amortization of debt discount.

Income Tax Benefit

Income tax benefit consists of U.S. federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.  For the year ended December 31, 2018, we recognized $6.7 million in income tax benefit associated with the sale of our NOLs for $6.7 million.

Results of Operations for the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, and period-to-period percentage change (dollars in thousands):

	Years Ended December 31,
	2018	2017	Period-to-Period Change
Revenue	$257	$257	$—	—
Operating expenses:
Research and development, net	21,560	18,326	3,234	17.6%
Selling, general and administrative	8,680	8,251	429	5.2%
Total operating expenses	30,240	26,577	3,663	13.8%
Loss from operations	(29,983)	(26,320)	(3,663)	13.9%
Other expense (income):
Amortization of debt discount	428	400	28	7.0%
Interest income	(967)	(386)	(581)	150.5%
Interest expense	1,626	1,455	171	11.8%
Warrant liabilities fair value adjustment	(11,866)	(2,729)	(9,137)	334.8%
Total other income:	(10,779)	(1,260)	(9,519)	755.5%
Loss before taxes	(19,204)	(25,060)	5,856	(23.4)%
Income tax benefit	6,736	—	6,736	—
Net Loss	$(12,468)	$(25,060)	$12,592	(50.2)%

Revenue. For the year ended December 31, 2018, revenue remained consistent when compared to the year ended December 31, 2017 and consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the year ended December 31, 2018, research and development expenses increased to $21.6 million from $18.3 million for the year ended December 31, 2017. The increase of $3.2 million, or 17.6%, was primarily driven by an increase of $2.9 million in clinical development, an increase of $1.3 million in chemistry, manufacturing, and controls (CMC), and an increase of $0.8 million in salary and personnel related costs, offset in part by a decrease of $1.5 million in consulting fees and a net decrease of $0.3 million in other research and development expenses.

The $2.9 million increase in clinical development expense for the year ended December 31, 2018, was primarily driven by an increase in expense of $1.6 million associated with the initiation and completion of two Phase 1 studies that evaluated the pharmacokinetics, safety, tolerability, and food effect of different dose regimens of oral ibrexafungerp in healthy subjects, an increase in expense of $1.1 million recognized for our Phase 2 IA combination study initiated in the fourth quarter of 2018 and a $1.4 million increase in expense incurred for start-up and initiation activities associated with the VANISH Phase 3 VVC registration program.  The $1.3 million increase in CMC for the year ended December 31, 2018, was primarily driven by increased costs associated with the development and manufacture of the liposomal IV formulation of ibrexafungerp and manufacturing costs for planned clinical activities.  The $1.5 million decrease in consulting expense for the year ended December 31, 2018, was primarily due to the increase in full time employees from the comparable prior period.

Selling, General and Administrative. For the year ended December 31, 2018, selling, general and administrative expenses increased to $8.7 million from $8.3 million for the year ended December 31, 2017.  The increase of $0.4 million, or 5.2%, was primarily driven by the $0.2 million charge for deferred offering costs recognized during the year ended December 31, 2018.

Amortization of Debt Discount. During each of the years ended December 31, 2018 and 2017, we recognized $0.4 million in amortization of debt discount.  The debt discount comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the loan agreement with Solar, in its capacity as administrative and collateral agent and as lender, entered into in September 2016.

Interest Income.  For the years ended December 31, 2018 and 2017, we recognized $1.0 million and $0.4 million, respectively, in interest income associated with the short-term investments.  The increase in interest income was primarily due to the increase in interest rate returns earned on our short-term investments in comparison to the comparable period.

Interest Expense.  For the years ended December 31, 2018 and 2017, we recognized $1.6 million and $1.5 million, respectively, in interest expense associated with the loan agreement with Solar.

Warrant Liabilities Fair Value Adjustment.  For the years ended December 31, 2018 and 2017, we recognized a $11.9 million gain and a $2.7 million gain, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the year.

Income Tax Benefit.  For the year ended December 31, 2018, we recognized a $6.7 million income tax benefit associated with the sale of a portion of our NOLs. This sale was structured through the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2018, we had cash and cash equivalents and short-term investments of approximately $44.2 million, compared to $43.9 million as of December 31, 2017. The decrease in our cash and cash equivalents and short-term investments was primarily due to the continued development costs associated with our lead product candidate, ibrexafungerp, offset in large part by the funds raised in our March 2018 public offering of our common stock and warrants.

We have incurred net losses since our inception, including the year ended December 31, 2018. As of December 31, 2018, our accumulated deficit was $217.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will continue to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on August 31, 2018 and declared effective on September 14, 2018, including the related at-market-facility entered into on August 31, 2018 with Cantor.  For the year ended December 31, 2018, we received net proceeds of $1.4 million under our at-the-market facility.

On March 7, 2019, we sold to Puissance $16 million aggregate principal amount of our Note.  The holders of the Note may convert their Note at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 into shares of our common stock.  On or after March 15, 2022, we have the right, at our election to redeem all

or any portion of the Note not previously converted given certain sale price conditions associated with our common stock.  See   Note 14 to our financial statements for the year ended December 31, 2018, included in this Annual Report for further details.

Cash Flows

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Years Ended December 31,
	2018	2017
Cash, cash equivalents, and restricted cash, January 1	$11,469	$35,656
Net cash used in operating activities	(28,323)	(24,556)
Net cash used in investing activities	(803)	(9,620)
Net cash provided by financing activities	29,424	9,989
Net increase (decrease) in cash, cash equivalents, and restricted cash	298	(24,187)
Cash, cash equivalents, and restricted cash, December 31	$11,767	$11,469

Operating Activities

The $3.8 million increase in net cash used in operating activities for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to increases in costs associated with ibrexafungerp development efforts. We expect that our research and development expenses will increase as we pursue our ibrexafungerp development efforts and we expect we will continue to incur selling, general and administrative expenses to support our operations.

Net cash used in operating activities of $28.3 million for the year ended December 31, 2018, primarily consisted of the  $12.5 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $11.9 million and stock-based compensation expense of $1.8 million, plus a net unfavorable change in operating assets and liabilities of $6.4 million.  The net unfavorable change in operating assets and liabilities included a decrease in accounts payable and accrued expenses of $0.2 million and an increase in prepaid expenses, other assets, and deferred costs of $6.4 million. The $6.4 million increase in prepaid expenses, other assets, and deferred costs is primarily due to the recognition of a $6.7 million receivable recorded as of December 31, 2018, for the sale of a portion of our NOLs through the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

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

Investing Activities

Net cash used in investing activities of $0.8 million for the year ended December 31, 2018, consisted primarily of purchases and maturities of short-term investments of $85.1 million and $84.9 million, respectively.

Net cash used in investing activities of $9.6 million for the year ended December 31, 2017, consisted primarily of purchases and maturities of short-term investments of $78.4 million and $68.8 million, respectively.

Financing Activities

Net cash provided by financing activities of $29.4 million for the year ended December 31, 2018, consisted of gross proceeds from common stock and warrants issued of $31.7 million, primarily as a result of our March 2018 offering of common stock and warrants, partially offset by related underwriting discounts and commissions and offering expenses totaling $2.3 million.

Net cash provided by financing activities of $10.0 million for the year ended December 31, 2017, consisted of gross proceeds from common stock issued of $10.3 million under our ATM agreement, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.3 million.

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

Based upon our existing operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating requirements past an anticipated NDA submission for acute VVC in the second half of 2020. We are currently evaluating our operating plan and assessing the potential cash utilization impact of our updated ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, and the clinical research and development of ibrexafungerp;
•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•	the ability of our product candidates to progress through clinical development successfully;
•	our need to expand our research and development activities;
•	the costs associated with securing, establishing and maintaining commercialization and manufacturing capabilities;
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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015, June 2016, March 2018, and March 2019, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, similar to our previous loan agreement with Solar or the Note we sold in March 2019, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations, Commitments and Contingencies

Our commitments and contingencies, including payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, have been disclosed in Notes 7 and 8 of our audited financial statements for the year ended December 31, 2018, included in this Form 10-K.

In addition to those obligations, commitments and contingencies set forth in Notes 7 and 8, we have and will continue to enter into contracts in the normal course of business with various third parties who support our clinical trials, support our preclinical research studies, and provide other services related to our operating purposes. These contracts generally provide for termination or cancellation within 30 days of notice.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements for the year ended December 31, 2018, included in this annual report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Revenue Recognition and Deferred Revenue

We have entered into arrangements involving the sale or license of intellectual property and the provision of other services.  When entering into any arrangement involving the sale or license of intellectual property rights and other services, we determine whether the arrangement is subject to accounting guidance in ASC 606, Revenue from Contracts with Customers (“Topic 606”), which became effective in the current period (we have elected to use the modified retrospective approach for contracts that are not completed contracts and there was no cumulative adjustment recognized in the current period) as well as ASC 808, Collaborative Arrangements ("Topic 808"). If we determine that an arrangement includes goods or services that are central to our business operations for consideration, we will then identify the performance obligations in the contract using the unit-of-account guidance in Topic 606.  For a distinct unit-of-account that is within the scope of Topic 606,we apply all of the accounting requirements in Topic 606 to that unit-of-account, including the recognition, measurement, presentation and disclosure requirements.  For a distinct unit-of-account that is not within the scope of Topic 606, we will recognize and measure the distinct unit-of-account based on other authoritative ASC Topics or on a reasonable, rational, and consistently applied policy election.

Analyzing the arrangement to identify performance obligations requires the use of judgment. In arrangements that include the sale or license of intellectual property and other promised services, we first identify if the licenses are distinct from the other promises in the arrangement.  If the license is not distinct, the license is combined with other services into a single performance obligation. Factors that are considered in evaluating whether a license is distinct from other promised services include, for example, whether the counterparty can benefit from the license without the promised service on its own or with other readily available resources and whether the promised service is expected to significantly modify or customize the intellectual property.

We classify non-refundable upfront payments, milestone payments and royalties received for the sale or license of intellectual property as revenues within its statements of operations because we view such activities as being central to our business operations. For the sale of intellectual property that is distinct, fixed consideration and variable consideration are included in the transaction price and recognized in revenue immediately to the extent that it is probable that there would not be a significant reversal of cumulative revenue in the future.  For the license of intellectual property that is distinct, fixed and variable consideration (to the extent there will not be a significant reversal in the future) are also recognized immediately in income, except for consideration received in the form of royalty or sales-based milestones, which is recorded when the customer’s subsequent sales or usages occur.  If the sale or license of intellectual property is not distinct, we defer and recognize revenue over the estimated period of our combined performance obligation.  For contractual arrangements that meet the definition of a collaborative arrangement under Topic 808, consideration received for any units-of-account that are outside the scope of Topic 606 are recognized in the statements of operations by considering (i) the nature of the arrangement, (ii) the nature of our business operations, and (iii) the contractual terms of the arrangement.

Research and Development Accruals

We are required to estimate our expenses resulting from our obligations under contracts with CROs, clinical site agreements, vendors, and consultants in connection with conducting ibrexafungerp clinical trials and preclinical studies and other development activities. The financial terms of these contracts are subject to negotiations which vary from contract to contract, and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate development and trial expenses in our financial statements by matching those expenses with the period in which the services and efforts are expended by our service providers.

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

Stock-based compensation expense has been reported in our statements of operations as follows (dollars in thousands):

	Years Ended December 31,
	2018	2017
Research and development, net	$519	$458
Selling, general and administrative	1,297	1,204
Total	$1,816	$1,662

On December 31, 2018, the aggregate intrinsic value of outstanding options to purchase shares of our common stock was zero, based upon the $0.4817 closing sales price per share of our common stock as reported on the Nasdaq Global Market on that date.

Determination of the Fair Value of Stock-based Compensation Grants

We calculate the fair value of stock-based compensation arrangements using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options, and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

•

we do not have sufficient history to estimate the volatility of our common stock price. We estimate expected volatility based on a weighted average using reported data for selected reasonably similar publicly traded companies for which the historical information is available and our own history. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants;

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

•	we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and
•	we recognize forfeitures as they are incurred.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2018 and 2017 are set forth below:

Employee Stock Options	Years Ended December 31,
	2018	2017
Weighted average risk-free interest rate	2.64%	2.07%
Weighted average expected term (in years)	6.02	6.04
Weighted average expected volatility	52.31%	51.38%

Non-Employee Director Stock Options	Years Ended December 31,
	2018	2017
Weighted average risk-free interest rate	2.44%	2.01%
Weighted average expected term (in years)	5.28	5.37
Weighted average expected volatility	58.65%	53.86%

Fair Value Adjustments to Warrant Liabilities

We account for the outstanding warrants associated with the June 2016 Public Offering and the March 2018 Public Offering as liabilities measured at fair value.  The fair values of these warrants have been determined using the Black-Scholes valuation model.  We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities and utilize the remaining term of the warrant as the expected term.  We estimate expected volatility using the historical volatility of our common stock given we have sufficient history to support the expected terms of the warrants.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SCYNEXIS, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SCYNEXIS, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 14, 2019

We have served as the Company's auditor since 2000.

SCYNEXIS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$11,439	$11,469
Short-term investments	32,718	32,424
Prepaid expenses and other current assets	7,251	1,067
Restricted cash	55	—
Total current assets	51,463	44,960
Other assets	812	572
Deferred offering costs	106	314
Restricted cash	273	—
Property and equipment	516	4
Total assets	$53,170	$45,850
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,653	$3,833
Accrued expenses	2,103	1,705
Deferred revenue, current portion	121	257
Loan payable, current portion	—	4,349
Total current liabilities	5,877	10,144
Deferred revenue, non-current	—	121
Warrant liabilities	986	3,872
Loan payable expected to be refinanced (see Note 7)	15,082	10,303
Total liabilities	21,945	24,440
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of December 31, 2018 and December 31, 2017; 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, authorized 125,000,000 shares as of December 31, 2018 and December 31, 2017; 47,971,989 and 28,971,651 shares issued and outstanding as of December 31, 2018, and December 31, 2017, respectively	48	29
Additional paid-in capital	248,895	226,631
Accumulated deficit	(217,718)	(205,250)
Total stockholders’ equity	31,225	21,410
Total liabilities and stockholders’ equity	$53,170	$45,850

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017
Revenue	257	$257
Operating expenses:
Research and development, net	21,560	18,326
Selling, general and administrative	8,680	8,251
Total operating expenses	30,240	26,577
Loss from operations	(29,983)	(26,320)
Other expense (income):
Amortization of debt discount	428	400
Interest income	(967)	(386)
Interest expense	1,626	1,455
Warrant liabilities fair value adjustment	(11,866)	(2,729)
Total other income:	(10,779)	(1,260)
Loss before taxes	(19,204)	(25,060)
Income tax benefit	6,736	—
Net loss	$(12,468)	$(25,060)
Net loss per share – basic and diluted	$(0.28)	$(0.94)
Weighted average common shares outstanding – basic and diluted	43,883,995	26,746,322

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances as of December 31, 2016	24,609,411	$24	$214,918	$(180,123)	$34,819
Cumulative stock-based compensation forfeiture adjustment			67	(67)
Net loss	—	—	—	(25,060)	(25,060)
Stock-based compensation expense	—	—	1,662	—	1,662
Common stock issued through employee stock purchase plan	18,132	—	35	—	35
Common stock issued, net of expenses	4,344,108	5	9,949	—	9,954
Balances as of December 31, 2017	28,971,651	$29	$226,631	$(205,250)	$21,410
Net loss	—	—	—	(12,468)	(12,468)
Stock-based compensation expense	—	—	1,816	—	1,816
Common stock issued through employee stock purchase plan	31,361	—	39	—	39
Common stock issued, net of expenses	18,959,675	19	20,418	—	20,437
Common stock issued for vested restricted stock units	9,302	—	(9)	—	(9)
Balances as of December 31, 2018	47,971,989	$48	$248,895	$(217,718)	$31,225

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,468)	$(25,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53	41
Stock-based compensation expense	1,816	1,662
(Accretion)/amortization of investment discount/premium	(111)	124
Amortization of debt discount	428	400
Change in fair value of warrant liabilities	(11,866)	(2,729)
Changes in deferred rent	(4)	(25)
Deferred offering write-off	230	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, and deferred costs	(6,367)	(790)
Accounts payable and accrued expenses	223	2,078
Deferred revenue	(257)	(257)
Net cash used in operating activities	(28,323)	(24,556)
Cash flows from investing activities:
Maturities of investments	84,874	68,819
Purchases of property and equipment	(565)	(2)
Purchase of investments	(85,112)	(78,437)
Net cash used in investing activities	(803)	(9,620)
Cash flows from financing activities:
Proceeds from common stock issued	31,657	10,287
Payments of offering costs and underwriting discounts and commissions	(2,272)	(333)
Proceeds from employee stock purchase plan issuances	39	35
Net cash provided by financing activities	29,424	9,989
Net increase (decrease) in cash, cash equivalents, and restricted cash	298	(24,187)
Cash, cash equivalents, and restricted cash at beginning of period	11,469	35,656
Cash, cash equivalents, and restricted cash at end of period	$11,767	$11,469
Supplemental cash flow information:
Cash paid for interest	$1,618	$1,455
Cash received for interest	$986	$513
Noncash financing and investing activities:
Deferred offering costs reclassified to additional paid-in capital	$84	$31

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

•

a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $25.0 million of the Company's common stock that may be issued and sold under a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”).  Pursuant to the Sales Agreement, the Company may sell from time to time, at its option, up to an aggregate of $25.0 million of the Company’s common stock, through Cantor, as sales agent.  Pursuant to the Sales Agreement, sales of the common stock, if any, will be made under the Company’s effective Shelf Registration; and

•

a warrant prospectus covering the offering, issuance, and sale of the Company’s common stock issuable upon the exercise of warrants, consisting of (i) warrants to purchase 4,218,750 shares of the Company’s common stock at an exercise price of $3.00 per share originally issued by the Company on June 24, 2016, (ii) warrants to purchase 13,198,075 shares of the Company’s common stock at an exercise price of $1.85 per share originally issued by the Company on March 8, 2018, and (iii) warrants to purchase 7,988,175 shares of the Company’s common stock at an exercise price of $2.00 per share originally issued by the Company on March 8, 2018.  Upon exercise of the warrants for cash, the holders of the warrants would pay the Company the exercise price per share of common stock, or an aggregate of approximately $53.0 million if the warrants are exercised in full for cash.  See Note 9 for further details.

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

March 2018 Public Offering

On March 8, 2018, the Company completed a public offering (the "March 2018 Public Offering") of its common stock and warrants pursuant to the Company's effective Shelf Registration.  The Company sold an aggregate of 17,751,500 shares of the Company’s common stock and warrants to purchase up to 21,301,800 shares of the Company’s common stock at a public offering price of $1.69 per share.  Net proceeds from the March 2018 Public Offering were approximately $27.9 million, after deducting the underwriting discount and estimated offering expenses.  See Note 9 for further details.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include: determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimates and assumptions utilized in measuring the warrant liabilities fair value each reporting period.

2.	Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash on deposit, cash equivalents, and short-term investments.  The Company's money market fund investment (recognized as cash and cash equivalents) and short-term investments are with what the Company believes to be high quality issuers. The Company has not experienced any significant losses in such accounts.

Revenue recognized from a non-refundable upfront payment from R-Pharm, CJSC (“R-Pharm”), a collaboration partner, accounted for 100% of the Company's revenue for the years ended December 31, 2018 and 2017.  No other parties contributed to the Company's revenue in 2018 and 2017.

Cash and Cash Equivalents

The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.  The Company reported cash, cash equivalents, and restricted cash of $11.8 million as of December 31, 2018.  See Note 8 for further details on the nature of the restricted cash.

Short-Term Investments

The Company's held-to-maturity investments in U.S. government securities, commercial paper, and its overnight repurchase agreement are carried at amortized cost and any premiums or discounts are amortized or accreted through the maturity date of the investment.  Any impairment that is not deemed to be temporary is recognized in the period identified.

Deferred Offering Costs

Deferred offering costs are expenses directly related to the Form S-3 filed with the SEC on August 31, 2018 and declared effective on September 14, 2018. These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the Shelf Registration. Deferred costs associated with the Shelf Registration are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Shelf Registration, with any remaining deferred offering costs to be charged to the results of operations at the end of the three-year life of the Shelf Registration.  During the year ended December 31, 2018, the Company charged $0.2 million to the results of operations for deferred offering costs associated with the Company’s previously effective shelf registration which expired during the period.

Warrant Liabilities

The Company accounts for the outstanding warrants associated with the June 2016 Public Offering and the March 2018 Public Offering as liabilities measured at fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying statements of operation. See Note 9 for further details.

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

The Company's August 2013 development, license, and supply agreement with R-Pharm, CJSC (“R-Pharm”), combined with the supplemental arrangement in November 2014 (the “R-Pharm Agreement”), is a collaborative arrangement pursuant to Topic 808.  The Company received a non-refundable upfront payment of $1.5 million from R-Pharm in August 2013 which is being recognized over the estimated relationship period of 70 months for the combined performance obligation that includes the license of intellectual property and the participation on a joint steering committee.  The Company recognized revenue from this upfront payment of $0.3 million in both the years ended December 31, 2018 and 2017.  The Company is entitled to receive other payments under the R-Pharm Agreement including development and sales-based milestones and royalties; however, the variable consideration was fully constrained as of December 31, 2018.

In July 2016, the Company entered into an Asset Purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the Asset Purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized.  For the year ended December 31, 2018, there was no revenue recognized associated with this agreement given the variable consideration associated with the sale of intellectual property to Cypralis was fully constrained as of December 31, 2018.  Additionally, in October 2014 the Company entered into a license agreement with Waterstone Pharmaceutical HK Limited (or “Waterstone”) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds.  The Company is entitled to receive potential milestones and royalties from Waterstone and for the year ended December 31, 2018, there was no revenue recognized by the Company associated with this agreement.

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

Amortization of Debt Discount

The Company's term loan with Solar Capital Ltd. (“Solar”) is recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the term loan (Note 9). The resulting debt discount is being amortized over the term of the term loan using the straight-line method, which approximates the effective interest method, and the amortization of debt discount is included in the accompanying statements of operations.

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

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with FASB Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share ("Topic 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive:

	December 31,
	2018	2017
Warrants to purchase Series C-1 Preferred	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with Solar loan agreement	122,435	122,435
Warrants to purchase common stock associated with March 2018 Public Offering - Series 1	13,198,075	—
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	7,988,175	—
Stock options	4,052,913	3,075,994

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company views its operations and manages its business as one operating segment. All assets of the Company were held in the United States for the years ended December 31, 2018 and 2017.

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

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation.

Effect of Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases, or ASU 2016-02. The new guidance requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. For public companies, ASU 2016-02 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, and early adoption is permitted.  In July 2018, the FASB issued ASU No. 2018-11, Leases, Targeted Improvements, which provides entities with an additional (and optional) transition method to adopt ASU 2016-02. The Company expects to recognize a right of use asset and corresponding lease liability for the operating lease for its corporate headquarters further disclosed in Note 8.  The practical expedients under ASC 842-10-65-1(f) and ASC 842-10-15-37 are also expected to be utilized as part of the implementation and the Company will recognize the cumulative-effect adjustment as of January 1, 2019, the first reporting report in which the Company is applying ASU 2016-02.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-13 on our consolidated financial statements.

3.	Short-term Investments

The following table summarizes the held-to-maturity securities held at December 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2017
U.S. government securities	$11,462	$74	$(79)	$11,457
Commercial paper	11,962	—	—	11,962
Overnight repurchase agreement	9,000	—	—	9,000
Total short-term investments	$32,424	$74	$(79)	$32,419

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2018
U.S. government securities	14,946	14	(15)	14,945
Commercial paper	8,772	—	—	8,772
Overnight repurchase agreement	9,000	—	—	9,000
Total short-term investments	$32,718	14	(15)	$32,717

As of December 31, 2018, the Company has $32.7 million of held-to-maturity investments with contractual maturities less than one year.  The gross unrealized gains and losses for the Company's commercial paper and overnight repurchase agreement are not significant.  The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid research and development services	$245	$384
Prepaid insurance	200	279
Other prepaid expenses	20	62
Other receivable due from R-Pharm	—	251
NOL sale receivable (see Note 10)	6,732	—
Other current assets	54	91
Total prepaid expenses and other current assets	$7,251	$1,067

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Furniture and fixtures	$406	$—
Computer equipment	73	12
Other	98	—
	577	12
Less: accumulated depreciation and amortization	(61)	(8)
Total property and equipment	$516	$4

6.	Accrued Expense

Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued research and development expenses	$587	$609
Accrued employee bonus compensation	1,197	763
Employee withholdings	21	29
Other accrued expenses	298	304
Total accrued expenses	$2,103	$1,705

7.	Borrowings

On September 30, 2016, the Company entered into a loan agreement with Solar, in its capacity as administrative and collateral agent and as lender. Pursuant to the loan agreement, Solar was providing the Company with a 48-month secured term loan in the amount of $15.0 million.  The term loan bore interest at a floating rate equal to the LIBOR rate in effect plus 8.49%.

Pursuant to the loan agreement, on September 30, 2016 (the "Closing Date"), the Company issued to Solar a warrant (the “Solar Warrant”) to purchase an aggregate of up to 122,435 shares of the Company’s common stock at an exercise price of $3.6754 per share. The Solar Warrant will expire five years from the date of the grant.  The Solar Warrant is classified as equity and was recorded at its relative fair value at issuance in the stockholders' equity section of the balance sheet (See Note 9).

On March 7, 2019, the Company entered into a Senior Convertible Note Purchase Agreement (the “Note Purchase Agreement”) with Puissance Life Science Opportunities Fund VI (Puissance).  Pursuant to the Note Purchase Agreement, on March 7, 2019, the Company issued and sold to the investor $16 million aggregate principal amount of its 6.0% Convertible Senior Notes due 2025 (the “Note”) and the Company used the cash proceeds to pay the remaining outstanding Solar Term Loan in full (see Note 14 for further details).  In accordance with ASC 470-10-45-14(a), the Company reclassified the short-term portion of the Solar Term Loan on the balance sheet to long-term given the Company had the intent and ability to refinance the short-term obligation on a long-term basis.

8.	Commitments and Contingencies

Leases

On July 13, 2015, the Company entered into a sublease (the "Sublease") that became effective July 22, 2015, to sublet certain premises consisting of 10,141 square feet of space (the "Subleased Premises") located at 101 Hudson Street, Jersey City, New Jersey from Optimer Pharmaceuticals, Inc. The term of the Sublease commenced on August 1, 2015 (the "Commencement Date") and expired on July 30, 2018. No base rent was due under the Sublease until one month after the Commencement Date. Under the Sublease, the Company was obligated to pay monthly base rent of approximately twenty-five thousand dollars per month, which amount increases by 3% annually on each anniversary of the Commencement Date. In addition, the Company was required to fund a security deposit with the sublandlord in the amount of $0.1 million.

On March 1, 2018, the Company entered into a long-term lease agreement for approximately 19,275 square feet of office space in Jersey City, New Jersey. The lease term is eleven years from the commencement date with total lease payments of $7.3 million over the lease term. The Company has the option to renew for two consecutive five-year periods from the end of the first term. Under the lease, the Company must furnish a security deposit in the form of a standby letter of credit in the amount of $0.3 million, which will be reduced by fifty-five thousand dollars every two years for ten years after the commencement of the lease.  The security deposit is classified as restricted cash in the accompanying balance sheets.

Rent expense was approximately $0.5 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.  Future minimum lease payments for all operating leases as of December 31, 2018 are as follows (in thousands):

2019	498
2020	508
2021	518
2022	529
2023	716
Thereafter	4,203
Total	$6,972

License Arrangements with Potential Future Expenditures

As of December 31, 2018, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health.  In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company.  Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the "Deferred Milestone"). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, the Company entered into second and third amendments to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019.

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

9.	Stockholders' Equity

Authorized, Issued, and Outstanding Common Shares

The Company’s common stock has a par value of $0.001 per share and consists of 125,000,000 authorized shares as of December 31, 2018 and 2017, respectively; 47,971,989 and 28,971,651 shares were issued and outstanding as of December 31, 2018 and 2017, respectively.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2018	2017
Outstanding stock options	4,052,913	3,075,994
Outstanding restricted stock units	111,891	64,365
Outstanding Series C-1 Preferred warrants	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 Public Offering - Series 1	13,198,075	—
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	7,988,175	—
Warrants to purchase common stock associated with Solar loan agreement	122,435	122,435
For possible future issuance under 2014 Equity Incentive Plan (Note 10)	612,018	492,382
For possible future issuance under 2014 Employee Stock Purchase Plan (Note 10)	81,667	83,617
For possible future issuance under 2015 Inducement Plan (Note 10)	5,000	5,000
Total common shares reserved for future issuance	30,404,957	8,076,576

Liquidation Rights

In the event of any liquidation or dissolution of the Company, the holders of the common stock are entitled to the remaining assets of the Company legally available for distribution.

Dividends and Voting Rights

The holders of the common stock are entitled to receive dividends if and when declared by the Company.

Preferred Stock

On May 7, 2014, the Company amended and restated its articles of incorporation relating to its approved capital structure. The Company's board of directors has authorized the Company, subject to limitations prescribed by Delaware law, to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The Company's board of directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders. The Company's board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. There were no shares of preferred stock issued and outstanding as of December 31, 2018 and 2017.

Warrants Associated with Convertible Preferred Stock Issuances

In July 2006, the Company issued warrants to purchase 196,923 shares of Series C-1 Preferred Stock, which converted into the right to purchase 14,033 shares of common stock in connection with our IPO, however, we refer to these warrants as our Series C-1 Preferred warrants. The Series C-1 Preferred warrants were issued in conjunction with a loan financing agreement with an original exercise price of $3.25 per share of Series C-1 Preferred, which converted into an exercise price of $45.61 per share of common stock in connection with our IPO. These warrants remain outstanding as of December 31, 2018 and will expire on May 7, 2019, which is the five year anniversary of the Company's IPO. The fair value at the date of grant for these instruments was $0.5 million, which was recorded as a debt discount. The debt discount related to these warrants was fully amortized as of December 31, 2010. The Company determined that the warrants should be recorded as a derivative liability and stated at fair value at each reporting period.  As of December 31, 2018 and 2017, the fair value of the warrant derivative liability was zero.

Warrants Associated with June 2016 and March 2018 Public Offerings

On June 21, 2016, the Company completed the June 2016 Public Offering and sold 9,375,000 shares of its common stock and warrants to purchase up to 4,218,750 shares of the Company’s common stock.  Each purchaser received a warrant to purchase 0.45 of a share for each share purchased in the June 2016 Public Offering. There is not expected to be any trading market for the warrants. Each warrant was exercisable immediately upon issuance, will expire five years from the date of issuance, and has an exercise price of $3.00 per share.

On March 8, 2018, the Company completed the March 2018 Public Offering and sold 17,751,500 shares of its common stock and warrants to purchase up to 21,301,800 shares of the Company’s common stock.  Each purchaser received a warrant to purchase 0.75 of a share of common stock (the “Series 1 warrants”) and 0.45 of a share of common stock (the “Series 2 warrants”) for each share purchased in the March 2018 Public Offering.  The Series 1 warrants to purchase in the aggregate up to 13,313,625 shares of common stock have a 53-week term and an exercise price of $1.85 per share, and the Series 2 warrants to purchase in the aggregate up to 7,988,175 shares of common stock have a five-year term and an exercise price of $2.00 per share.  There is not expected to be any market for the warrants and each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership.  During the year ended December 31, 2018, there were 115,550 of the Series 1 warrants exercised for total proceeds of $0.2 million.  The Series 1 warrants expire on March 14, 2019.

The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations. During the year ended December 31, 2018, the Company recorded a gain of $11.9 million due to the change in fair value of the warrant liability.  As of December 31, 2018, the fair value of the warrant liabilities was $1.0 million.

Warrant Associated with Solar Loan Agreement

Pursuant to a loan agreement, on the closing date the Company issued to Solar the a warrant to purchase an aggregate of up to 122,435 shares of the Company’s common stock at an exercise price of $3.6754 per share. The warrant will expire five years from the date of the grant. The warrant was classified as equity and recorded at its relative fair value at issuance in the stockholders' equity section of the balance sheet.

10.	Income Taxes

The Company’s financial statements include total tax benefit of $6.7 million and $0 on loss before taxes of $19.2 million and $25.1 million for the years ended December 31, 2018 and 2017, respectively. Reconciliations of the differences between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (dollars in thousands):

	2018		2017
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Income taxes from continuing operations at statutory rate	$(4,033)	21.0%	$(8,520)	34.0%
State income taxes	(985)	5.1%	(1,075)	4.3%
State effect of permanent items	(585)	3.0%	(112)	0.4%
Stock-based compensation	94	(0.5)%	35	(0.1)%
Deferred rate change	438	(2.3)%	23,776	(94.9)%
Warrants issuance	(2,492)	13.0%	(928)	3.7%
Other	71	(0.34)%	828	(3.3)%
NOL sale	(3,938)	20.5%	—	—
Increase in valuation allowance	4,694	(24.4)%	(14,004)	55.9%
Total income tax benefit	$(6,736)	35.1%	$—	—%

The components of deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Current deferred tax assets:
Accrued expenses	$—	$182
Stock-based compensation	—	1,309
Other	—	49
	—	1,540
Noncurrent deferred tax assets (liabilities)
Accrued expenses	132	—
Stock-based compensation	1,911	—
Other	(31)	—
Net operating loss carryforwards	44,730	40,504
Research and development credits	3,226	3,230
	49,968	43,734
Total deferred tax assets	49,968	45,274
Valuation allowances	(49,968)	(45,274)
Net deferred tax assets	$—	$—

As of December 31, 2018 and 2017, the Company had available federal net operating loss ("NOL") carryforwards of approximately $194.9 million and $171.5 million, respectively, and state loss carryforwards of approximately $150.8 million and $166.4 million, respectively.  Approximately $171.9 million of the federal NOLs can be carried forward to future tax years and expire in 2038. The federal NOL generated in December 31, 2018 of approximately $23.0 million is carried forward indefinitely and does not expire.  The Company’s state loss carryforwards began to expire in 2017.  As of December 31, 2018, the Company had available federal research and development credit carryforwards of $3.1 million which begin to expire in 2022.

The Company was eligible to receive cash from the sale of its Net Operating Losses under the New Jersey Technology Business Tax Certificate Transfer (NOL) Program. In January 2019, the Company received a cash receipt of approximately $6.7 million from the sale of its state NOLs and recognized an income tax benefit of $6.7 million for the year ended December 31, 2018 in the statement of operations.

On December 22, 2017, the President signed into law the "Tax Cuts and Jobs Act.”  The new tax reform has the following effects on the company: (1) permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 (2) allows temporary 100% expensing for certain business assets and property placed in service after September 27, 2017 and before January 1, 2023 (3) disallows NOL carrybacks but allows for the indefinite carryforward of those NOLs which applies to losses arising in tax years beginning after December 31, 2017 and (4) limits NOL deductions for each year equal to the lesser of the available carryover or 80% of a taxpayer's pre-NOL deduction taxable income. This applies to losses arising in tax years beginning after December 31, 2017.  As of December 31, 2018 and 2017, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

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

The Company applies ASC 740-10-25-5, Income Taxes, formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as amended, on January 1, 2009. The difference between the tax benefit recognized in the financial statements and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Unrecognized tax benefit—January 1	$436	$623
Additions for tax positions of current period	—	—
Additions for tax positions of prior periods	—	—
Deferred rate change	—	(187)
Unrecognized tax benefit—December 31	$436	$436

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

Pursuant to the terms of the 2014 Plan, on January 1, 2018 and 2017, the Company automatically added 1,158,866 and 984,376 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of December 31, 2018, there were 612,018 shares of common stock available for future issuance under the 2014 Plan.

2015 Inducement Plan

On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan (the "2015 Plan"). The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule 5635(c)(4).  The 2015 Plan has a share reserve covering 450,000 shares of common stock.  During the year ended December 31, 2018, there were no granted options of the Company's common stock under the 2015 Inducement Plan. As of December 31, 2018, there were 5,000 shares of common stock available for future issuance under the 2015 Plan.

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

The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable rather than for use in estimating the fair value of stock options subject to vesting and transferability restrictions. Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted during 2018 and 2017 was $0.90 and $1.39 per option, respectively. The aggregate fair value of options granted during 2018 and 2017 was $1.1 million and $1.8 million, respectively. The assumptions used to estimate fair value and the resulting grant date fair values are as follows:

	Employees		Non-employee Directors
	Years Ended December 31,		Years Ended December 31,
	2018	2017	2018	2017
Weighted average expected volatility	52.31%	51.38%	58.65%	53.86%
Weighted average risk-free interest rate	2.64%	2.07%	2.44%	2.01%
Weighted average expected term (in years)	6.02	6.04	5.28	5.37

The activity for the 2009 Plan, 2014 Plan and 2015 Plan for the years ended December 31, 2018 and 2017 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — January 1, 2017	1,819,444	$7.52	6.98	$32
Granted	1,256,770	$2.80
Exercised	—
Forfeited/expired	(220)	$9.64
Outstanding — December 31, 2017	3,075,994	$5.59	7.23	$151
Exercisable — December 31, 2017	1,602,114	$7.19	5.78	$15
Vested or expected to vest — December 31, 2017	3,075,994	$5.59	7.23	$151
Outstanding — January 1, 2018	3,075,994	$5.59	7.23	$151
Granted	1,259,530	$1.73
Exercised	—
Forfeited/expired	(282,611)	$5.81
Outstanding — December 31, 2018	4,052,913	$4.37	7.23	—
Exercisable — December 31, 2018	2,323,907	$5.77	6.24	—
Vested or expected to vest —December 31, 2018	4,052,913	$4.37	7.23	—

The intrinsic values in the table above represent the total intrinsic value (the difference between the Company’s closing stock price as of December 31, 2018 and 2017, and the exercise price multiplied by the number of options).

The total fair value of shares vested during the years ended December 31, 2018 and 2017 was $1.8 million and $1.6 million, respectively.

As of December 31, 2018, there was approximately $2.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.15 years.

Restricted stock unit ("RSU") activity under the 2014 Plan for the year ended December 31, 2018, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2017	64,365	$2.70
Granted	68,000	1.65
Vested	(14,785)	2.68
Forfeited	(5,689)	2.89
Non-vested at December 31, 2018	111,891	$2.06

The fair value of RSUs is based on the market price of the Company's common stock on the date of grant.  RSUs generally vest 25% annually over a four year period from the date of grant. Upon vesting, the RSUs are net share settled to cover the required withholding tax with the remaining shares issued to the holder.  The Company recognizes compensation expense for such awards ratably over the corresponding vesting period.  As of December 31, 2018, there was approximately $0.2 million of total unrecognized compensation cost related to unvested RSU share-based compensation.  That cost is expected to be recognized over a weighted-average period of 2.73 years.

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

During the years ended December 31, 2018 and 2017, the Company issued 31,361 and 18,132 shares of common stock under the ESPP, respectively. During the years ended December 31, 2018 and 2017, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares.  As of December 31, 2018, there were 81,667 shares of common stock available for future issuance under the ESPP.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, and the ESPP was $1.8 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $0 for the years ended December 31, 2018 and 2017, respectively. Cash received from options exercised was $0 for both the years ended December 31, 2018 and 2017.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (in thousands):

	Years Ended December 31,
	2018	2017
Research and development, net	$519	$458
Selling, general and administrative	1,297	1,204
Total stock-based compensation expense	$1,816	$1,662

12.	Fair Value Measurements

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

This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2018 and 2017 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Cash on deposit	$1,316	$1,316	—	—
Money market funds	10,153	10,153	—	—
Total assets	$11,469	$11,469	—	—

Warrant liability	$3,872	—	—	$3,872
Total liabilities	$3,872	$—	—	$3,872

December 31, 2018
Cash	$213	$213	—	—
Restricted cash	328	328	—	—
Money market funds	11,226	11,226	—	—
Total assets	$11,767	$11,767	—	—

Warrant liability	$986	—	—	$986
Total liabilities	$986	—	—	$986

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

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

December 31, 2018
Balance - January 1, 2018	$3,872
March 2018 Public Offering - Series 1 Warrants	3,480
March 2018 Public Offering - Series 2 Warrants	5,500
Gain adjustment to fair value	(11,866)
Balance - December 31, 2018	$986

13.	Employee Benefit Plan

The Company has a 401(k) retirement plan, which covers all U.S. employees scheduled for and working more than 20 hours per week. The Company may provide a discretionary match with a maximum amount of 50% of the first 6% of eligible participant’s compensation, which vests ratably over four years. Contributions under the plan were approximately $0.1 million for the years ended December 31, 2018 and 2017.

14.	Subsequent Events

Pursuant to the terms of the 2014 Plan (see Note 11), on January 1, 2019, the Company automatically added 1,918,879 shares to the total number shares of common stock available for future issuance under the 2014 Plan.

Pursuant to the terms of the 2014 ESPP (see Note 11), on January 1, 2019, the Company automatically added 29,411 shares to the total number shares of common stock available for future issuance under the 2014 ESPP.

On January 3, 2019, the Company received a cash receipt of $6.7 million for the sale of a portion of our NOLs. This sale was structured through the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

On March 7, 2019, the Company entered into a Note Purchase Agreement with Puissance.  Pursuant to the Note Purchase Agreement, on March 7, 2019, the Company issued and sold to Puissance $16 million aggregate principal amount of its Note and the Company used the cash proceeds to pay the remaining outstanding Solar Term Loan in full.  The Note was issued and sold for cash at a purchase price equal to 100% of their principal amount, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), due to the notes being issued to one financially sophisticated investor. The Note will bear interest at a rate of 6.0% per annum payable semiannualy in arrears on March 15 and September 15 of each year, beginning September 15, 2019. The Note will mature on March 15, 2025, unless earlier converted, redeemed or repurchased. The Note constitutes general, senior unsecured obligations of the Company.

The holders of the Note may convert their Note at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 into shares of the Company’s common stock. The initial conversion rate is 739.0983 shares of common stock per $1,000 principal amount of the Note, which is equivalent to an initial conversion price of approximately $1.35, and is subject to adjustment in certain events described in the Note Purchase Agreement. Holders who convert may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert the Note in connection with such a corporate event. Subject to adjustment in the conversion rate, the number of shares that the Company may deliver in connection with a conversion of the Note, including those delivered in connection with an interest make-whole payment, will not exceed a cap of 813 shares of common stock per $1,000 principal amount of the Note.

On or after March 15, 2022, the Company has the right, at its election, to redeem all or any portion of the Note not previously converted if the last reported sale price per share of common stock exceeds 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. The redemption price will be 100% of the principal amount of the Note to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  If a “fundamental change” (as defined in the Note Purchase Agreement) occurs, then, subject to certain exceptions, the Company must offer to repurchase the Note for cash at a repurchase price of 100% of the principal amount of the Note to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

As of December 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption provided by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Our seven directors, their ages as of March 14, 2019, and their principal occupation and position currently held with SCYNEXIS, are as follows:

Name	Age	Position Held With SCYNEXIS
Armando Anido	61	Director
Steven C. Gilman, Ph.D.	66	Director
Ann F. Hanham, Ph.D.	66	Director
David Hastings	57	Director
Guy Macdonald	60	Chairman of the Board, Director
Patrick Machado	55	Director
Marco Taglietti, M.D.	59	Chief Executive Officer, President and Director

Armando Anido joined our board on January 21, 2019.  Mr. Anido has served as Chairman and Chief Executive Officer and a director of of Zynerba Pharmaceuticals since October 2014. Mr. Anido has more than 30 years of executive, operational and commercial leadership experience in the biopharmaceutical industry.  Prior to Zynerba, Mr. Anido served as CEO of two publicly traded companies. Most recently, he was the CEO of NuPathe Inc., which was acquired by Teva Pharmaceuticals in February 2014. At NuPathe, he led the company through FDA approval of its lead product, Zecuity®, the first transdermal patch for migraine, to pre-launch before the company's acquisition by Teva. He also served as President and CEO of Auxilium Pharmaceuticals, a specialty pharmaceutical company acquired by Endo Pharmaceuticals, Inc. in January 2015. Prior to Auxilium, Mr. Anido served as Executive Vice President, Sales and Marketing, at MedImmune, and prior to that, in senior sales and marketing positions at GlaxoWellcome and Lederle Laboratories. At Lederle, he was Vice President, Anti-Infectives, responsible for the commercialization of the anti-bacterials, Suprax and Zosyn. He is currently a member of the Board of Directors of AURIS Medical Holding AG and Life Science PA, and he was a member of the Board of Directors of Adolor Corporation until it was sold to Cubist Pharmaceuticals in December 2011, and of Aviragen Therapeutics, Inc.  Mr. Anido earned a BS in Pharmacy and an MBA from West Virginia University.  Because of Mr. Anido’s extensive executive, operational, and commercial leadership in the biopharmaceutical industry, we believe he is able to make valuable contributions to our board of directors.

Steven C. Gilman, Ph.D., joined our Board on February 25, 2015. He currently serves as the Chairman of the board of directors and President and Chief Executive Officer of ContraFect Corporation (Nasdaq: CFRX). He previously served as the Executive Vice President, Research & Development and Chief Scientific Officer at Cubist Pharmaceuticals until its acquisition by Merck & Co in January 2015. Prior to joining Cubist, Dr. Gilman served as chairman of the board of directors and CEO of ActivBiotics from March 2004 to October 2007. Prior to ActivBiotics, Dr. Gilman worked at Millennium Pharmaceuticals, Inc., from October 2000 to March 2004 where he held a number of senior leadership roles including Vice President and General Manager, Inflammation. Prior to Millennium, he was Group Director at Pfizer Global Research and Development. He has also held scientific, business and academic appointments at Wyeth, Cytogen Corporation, Temple Medical School and Connecticut College. Dr. Gilman currently serves on the board of directors of Vericel Corporation (Nasdaq: VCEL), Akebia Therapeutics, Inc. (Nasdaq: AKBA), Momenta Pharmaceuticals, Inc. (Nasdaq: MNTA) and ContraFect Corporation (Nasdaq: CFRX). Dr. Gilman received his Ph.D. and MS degrees in microbiology from Pennsylvania State University, his post-doctoral training at Scripps Clinical and Research Foundation and received a B.A. in microbiology from Miami University of Ohio. Because of Dr. Gilman’s extensive experience in the research and development of novel compounds, including anti-infectives that address highly drug resistant and invasive pathogens, we believe he is able to make valuable contributions to our Board.

Ann F. Hanham, Ph.D., has served as a member of our Board since December 2008. Prior to becoming a Founding Partner and Managing Director of BAR Capital Management in December 2013, she was a General Partner with Burrill & Company, a life sciences venture capital firm from 2000 to 2013. From 1998 to 2000, Dr. Hanham was a co-founder and Vice President of Clinical & Regulatory Affairs at InterMune, Inc. From 1995 to 1998, she served as the Senior Director for Oncology Product Development at Otsuka Pharmaceuticals and from 1991 to 1995 as the Medical Director for Celtrix Pharmaceuticals. From 1988 to 1991, Dr. Hanham worked for Becton Dickinson in both regulatory and clinical affairs for the monoclonal antibody program, and from 1984 to 1988 as a regulatory toxicologist with the Health Protection Branch of Health and Welfare Canada. She serves as a member of the board of directors of HTC Molecular Diagnostics Inc. (Nasdaq: HTGM) and previously served as a member of the boards of directors of Acusphere Inc. (OTCMKTS: ACUS), Biomimetic Therapeutics Inc. (Nasdaq: BMTI), Biotie Therapies Corp. (Nordic List: BTH1V), Immunicon Corp. (Nasdaq: IMMC), Targacept Inc. (Nasdaq: TRGT), TLC (GreTai Sec M: 1452:TT) and Endocyte, Inc. (Nasdaq: ECYT). Dr. Hanham holds a Ph.D. from the University of British Columbia, an MSc from Simon Fraser University, and a BSc from the University of Toronto. She was also

Board Certified in Toxicology in 1986. Because of Dr. Hanham’s extensive clinical and regulatory experience, as well as her extensive experience in working with development stage biotechnology companies, we believe she is able to make valuable contributions to our Board.

David Hastings joined our board on September 24, 2015.  Mr. Hastings currently serves as the Chief Financial Officer at Arbutus Biopharma Corp. (Nasdaq: ABUS).  He has served as a member of the board of directors and chairman of the audit committee of VBL Therapeutics (Nasdaq: VBLT) since January 2018 and as a member of the board of directors since April 2018 and chairman of the audit committee since September 2018 of Entasis Therapeutics Inc. (Nasdaq: ETTX). From February 2015 to June 2017, Mr. Hastings served as the Senior Vice President and Chief Financial Officer of Unilife Corporation, and from July 2016 to June 2017, Mr. Hastings also served as Unilife’s Chief Accounting Officer and Treasurer. Prior to joining Unilife, Mr. Hastings served as Executive Vice President and Chief Financial Officer at Incyte Corporation from October 2003 to October 2014. From February 2000 to September 2003, Mr. Hastings served as Vice President, Chief Financial Officer and Treasurer of ArQule, Inc. Mr. Hastings received his B.A. in Economics at the University of Vermont. Because of Mr. Hastings extensive financial experience, including an executive position as chief financial officer of multiple Nasdaq-listed companies as well as his relationships with institutional investors and investment banks, we believe he is able to make valuable contributions to our Board.

Guy Macdonald has served as a member of our Board since November 2014. Mr. Macdonald has served as the President and Chief Executive Officer and a member of the board of directors of Tetraphase Pharmaceuticals, Inc. (Nasdaq: TTPH) since January 2008. From August 2003 until January 2008, Mr. Macdonald served as Executive Vice President of Operations of Idenix Pharmaceuticals, Inc., a biopharmaceutical company. From 1981 to 2003 he served in various positions at Merck & Co., Inc., most recently serving as the Vice President for Anti-Infective and Hospital Products. Mr. Macdonald received an Honors Degree in biochemistry from Dundee University in Dundee, Scotland. Because of Mr. Macdonald’s extensive experience in drug development and commercialization, particularly with anti-infectives, including antifungals, we believe he is able to make valuable contributions to our Board.

Patrick Machado joined our board on September 24, 2015. Mr. Machado served as Chief Business Officer of Medivation, Inc., a publicly held biopharmaceutical company until its acquisition by Pfizer, Inc. in September 2016, from December 2009 to April 2014, and served as its Chief Financial Officer from December 2004 until March 2014. From 1998 until 2001, Mr. Machado was employed by ProDuct Health, Inc., a privately held medical device company, as Vice President, Chief Financial Officer and General Counsel from 1998 until 2000 and as Senior Vice President and Chief Financial Officer from 2000 until 2001. From 2001 until 2002, Mr. Machado served as a consultant to Cytyc Corporation to assist with transitional matters related to Cytyc Corporation’s acquisition of ProDuct Health, Inc. Mr. Machado currently serves on the board of directors of Chimerix, Inc. (Nasdaq: CMRX) and Adverum Biotechnologies, Inc. (Nasdaq: ADVM), publicly-traded biopharmaceutical companies, and Therachon AG, Turnstone Biologics, Auransa Inc., and Roivant Sciences Ltd., all privately held biopharmaceutical companies, and serves as the chair of the board of directors of Armaron Bio Pty. Ltd., a privately held biotechnology company based in Melbourne, Australia. Mr. Machado also previously served on the board of directors of Inotek Pharmaceuticals Corporation (Nasdaq: ITEK), Endocyte, Inc. (Nasdaq: ECYT), and Axovant Sciences, Inc. (Nasdaq:AXGT). Mr. Machado received a J.D. from Harvard Law School and a B.A. and B.S. in German and Economics, respectively, from Santa Clara University. Because of Mr. Machado’s extensive knowledge of the pharmaceutical industry and our competitors, we believe he is able to make valuable contributions to our board of directors.

Marco Taglietti, M.D., has served as a member of our Board since November 2014 and as our Chief Executive Officer since April 1, 2015. From August 2007 to August 2014 he served as Executive Vice President, Research and Development, and Chief Medical Officer of Forest Laboratories, Inc. and President of Forest Research Institute, where he was responsible for all research and development activities until August 2014, after Forest Laboratories was acquired by Actavis plc. Prior to joining Forest Laboratories, Inc. in 2007, Dr. Taglietti held the position of Senior Vice President, Head of Global Research and Development, at Stiefel Laboratories, Inc. for three years. He joined Stiefel Laboratories, Inc. after 12 years at Schering-Plough Corporation where he held positions of increasing responsibilities as Vice President, Worldwide Clinical Research for Anti-Infectives, Oncology, CNS, Endocrinology and Dermatology. Dr. Taglietti began his career at Marion Merrell Dow Research Institute. Dr. Taglietti currently serves on the board of directors of BioNJ, Inc. and Delcath System, Inc. (Nasdaq: DCTH), and was previously a director of NephroGenex, Inc. (Nasdaq: NRX). He received his medical degree and board certifications from the University of Pavia in Italy. Because of Dr. Taglietti’s extensive experience in drug development and commercialization, including anti-infectives and antifungals, we believe he is able to make valuable contributions to our Board.

Executive Officers

The following table sets forth information regarding our executive officers as of March 14, 2019:

Name	Age	Position
Marco Taglietti, M.D.	59	Chief Executive Officer and Director

Eric Francois	44	Chief Financial Officer
David Angulo, M.D.	55	Chief Medical Officer
Scott Sukenick	41	General Counsel

Dr. Taglietti’s biography is included above under “Directors of the Registrant.”

Eric Francois has served as our Chief Financial Officer since November 2015. He previously served as co-founder and Chief Operating Officer of Topi, Inc., a technology startup, from July 2013 to October 2015, where he was responsible for all marketing, commercial and financial activities and helped grow the company from inception to over 250 clients worldwide. Previously, Mr. Francois served from September 2007 to July 2013 as a Director in the Equity Capital Markets Group at Lazard Ltd where he led capital raisings and advisory assignments for healthcare and biotechnology companies. He started his career in September 2000 at Cowen and Company in the Equity Capital Markets and Convertible Debt Groups. Mr. Francois holds a B.A. in Economics and Business Administration and a M.A. in Marketing from Pantheon-Sorbonne University, France.

David Angulo, M.D., has served as our Chief Medical Officer since June 2015. From October 2010 to May 2015 he served as Vice President, Research and Development of Brickell Biotech, Inc. where he was responsible for defining and executing the overall drug development strategy for all products. Prior to joining Brickell, Dr. Angulo held various senior positions at Stiefel Laboratories, Inc., a GSK company, including head of the clinical and medical departments from April 2006 to October 2010. From 1998 to 2006, Dr. Angulo was also responsible for several development programs in the anti-infective area at Schering-Plough Research Institute and was an infectious disease physician in a pediatric hospital. He received his medical degree from the Universidad de Guadalajara, Mexico, and has post-graduate degrees in pediatrics and infectious diseases.

Scott Sukenick has served as our General Counsel since November 2017. Prior to joining SCYNEXIS, Mr. Sukenick was a Senior Associate at Cooley LLP from October 2012 to November 2017, where he focused on life sciences litigation and strategic intellectual property management. From September 2010 to October 2012, he worked at Patterson Belknap Webb & Tyler LLP, where he primarily represented pharmaceutical and medical device companies in patent litigation. He started his career and worked at Simpson Thacher & Bartlett LLP from September 2006 to September 2010, where his practice focused on complex commercial litigation and intellectual property transactional matters. Mr. Sukenick is a registered patent attorney. He obtained a B.S. in Biology and a B.A. in Chemistry from Duke University and a J.D. from Harvard University.

Audit Committee

Our Audit Committee currently consists of Steven C. Gilman, Ph.D., Ann F. Hanham, Ph.D., and David Hastings, each of whom satisfies the independence requirements under the Nasdaq Global Market listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, or the Exchange Act. Our Board has determined that Mr. Hastings is an “audit committee financial expert” within the meaning of SEC regulations. Mr. Hastings is the Chair of the Audit Committee. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with Audit Committee requirements. In arriving at this determination, our Board has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Steven C. Gilman, Ph.D., Ann F. Hanham, Ph.D., and Patrick Machado, and each of whom our Board has determined to be independent under the Nasdaq Global Market listing standards.

Code of Business Conduct and Ethics

SCYNEXIS has adopted the SCYNEXIS, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website, which is www.scynexis.com, and available in print to any stockholder who requests it. Requests for printed copies of the Code of Business Conduct and Ethics can be made by writing to Attn: Corporate Secretary, SCYNEXIS, Inc., 1 Evertrust Plaza, 13th Floor, Jersey City, New Jersey, 07302-6548. If SCYNEXIS makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, SCYNEXIS will promptly disclose the nature of the amendment or waiver on its website.

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

To our knowledge, based solely on review of the forms furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2018, we believe that all Section 16(a) filing requirements applicable to the executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in 2018.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation of our principal executive officer and our other two highest paid executive officers during the year ended December 31, 2018 and 2017. We refer to these executive officers as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards (1) ($)	All other Compensation ($)		Total ($)
Marco Taglietti, M.D.	2018	526,666	219,000	324,450	44,779	(2)	1,114,895
President and Chief Executive Officer	2017	507,400	140,300	548,964	23,984		1,220,648
Eric Francois	2018	369,583	125,000	129,780	40,338	(3)	664,701
Chief Financial Officer	2017	358,750	97,400	152,490	37,017		645,657
David Angulo, M.D.	2018	424,216	150,000	173,040	21,355	(4)	768,611
Chief Medical Officer	2017	411,783	124,200	213,486	18,077		767,546

(1)

The amounts in this column reflect the aggregate grant date fair value of each option award granted during the fiscal year, as computed in accordance with FASB ASC Topic 718. The valuation methodologies and assumptions used in determining such amounts are described in Note 11 to our financial statements included in our annual report on Form 10-K as filed on March 14, 2019. The table below lists the aggregate number of shares and additional information with respect to the outstanding option awards held by each of our officers as of December 31, 2018.

(2)

This amount represents group life insurance premiums paid by us in the amount of $4,402, a match of contributions to our 401(k) savings plan of $8,250, healthcare and disability insurance premiums paid by us of $28,290, and expenses paid by us of $3,837.

(3)

This amount represents group life insurance premiums paid by us in the amount of $1,129, a match of contributions to our 401(k) savings plan of $8,250, healthcare and disability insurance premiums paid by us of $28,290, and expenses paid by us of $2,669.

(4)

This amount represents group life insurance premiums paid by us in the amount of $2,103, a match of contributions to our 401(k) savings plan of $8,250, healthcare and disability insurance premiums paid by us of $8,958, and expenses paid by us of $2,044.

Our executive officers may receive discretionary annual cash bonuses based on a percentage of their respective annual salaries upon achievement of performance goals as established by our board of directors or Compensation Committee and agreed to by our executive officers which are more completely described below under the heading “Employment Agreements.”

Outstanding Equity Awards as of December 31, 2018

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2018.

	Number of Securities Underlying Unexercised options			Option Exercise Price	Option Expiration Date
Name	Exercisable (1)	Unexercisable
Marco Taglietti, M.D.	9,360	—		$10.81	12/1/2024
	1,660	—		$9.96	1/1/2025
	302,500	27,500	(2)	$8.76	3/31/2025
	123,333	61,667	(3)	$4.05	3/31/2026
	172,500	187,500	(3)	$3.02	1/30/2027
	78,125	296,875	(3)	$1.69	2/9/2028
Eric Francois	77,083	22,917	(2)	$6.53	11/1/2025
	13,333	6,667	(3)	$4.05	3/31/2026
	47,916	52,084	(3)	$3.02	1/30/2027
	31,250	118,750	(3)	$1.69	2/9/2028

David Angulo, M.D.	109,375	15,625	(2)	$8.65	6/3/2025
	46,666	23,334	(3)	$4.05	3/31/2026
	67,083	72,917	(3)	$3.02	1/30/2027
	41,666	158,334	(3)	$1.69	2/9/2028

(1)

The options listed are fully vested or are subject to an early exercise right and may be exercised in full prior to vesting of the shares underlying such options. Vesting of all options is subject to continued service on the applicable vesting date.

(2)

25% of the shares subject to this option vested on the one year anniversary of the grant date, and 2.08% of the shares subject to the option vest on each of the next 36 months thereafter, provided the executive continues to provide continuous services to us.

(3)	2.08% of the shares subject to this option vest monthly for 48 months as measured from the date of grant.

Employment Agreements

We have entered into an employment agreement with each of our named executive officers. These agreements generally provide for “at will” employment and set forth the terms and conditions of employment of each named executive officer. Each of the executive officers entered into a confidentiality, invention and non-competition agreement with us, which is incorporated by reference in his employment agreement.

Employment agreement with Dr. Taglietti. We entered into an employment agreement with Dr. Taglietti in February 2015 setting forth the terms of Dr. Taglietti’s employment as our Chief Executive Officer. Pursuant to the agreement, Dr. Taglietti was entitled to receive an annual salary of $480,000 (which was subsequently increased to $510,000 for 2017, $530,000 for 2018 and $545,000 for 2019) and is eligible to receive an annual performance bonus of up to 50% of his base salary (or such higher amount as determined by the Compensation Committee) and certain equity awards. Dr. Taglietti is entitled to certain severance payments and benefits under his employment agreement, subject to executing a release and settlement agreement in a form acceptable to us, as further described below. In April 2016, we and Dr. Taglietti amended the severance provisions of the employment agreement to avoid adverse tax consequences in the event that severance was to be paid.

Employment agreement with Mr. Francois. We entered into an employment agreement with Mr. Francois in November 2015 setting forth the terms of Mr. Francois’s employment as our Chief Financial Officer. Pursuant to the agreement, Mr. Francois will be entitled to receive an annual salary of $350,000 (which was subsequently increased to $360,500 for 2017, $371,400 for 2018, and $382,600 for 2019) and is eligible to receive an annual performance bonus of up to 35% of his base salary (or such higher amount as determined by the Compensation Committee) and certain equity awards.  Mr. Francois is entitled to certain severance payments and benefits under his employment agreement, subject to executing a release and settlement agreement in a form acceptable to us, as further described below.

Employment agreement with Dr. Angulo. We entered into an employment agreement with Dr. Angulo in July 2015 setting forth the terms of Dr. Angulo’s employment as our Chief Medical Officer. Pursuant to the agreement, Dr. Angulo was entitled to receive an annual salary of $390,000 (which was subsequently increased to $413,800 for 2017, $426,300 for 2018, and $439,100 for 2019) and is eligible to receive an annual performance bonus of up to 35% of his base salary and certain stock options.  Dr. Angulo is entitled to certain severance payments and benefits under his employment agreement, subject to executing a release and settlement agreement in a form acceptable to us, as further described below. In April 2016, we and Dr. Angulo amended the severance provisions of the employment agreement to avoid adverse tax consequences in the event that severance was to be paid.

Change in Control Severance Benefits

Dr. Taglietti, Mr. Francois and Dr. Angulo are entitled to certain severance payments and benefits under their respective employment agreements, subject to the applicable executive officer executing a release and settlement agreement in a form acceptable to us.

In the event of a termination without “just cause” by us or an executive officer’s resignation for “good reason” at any time other than during the twelve month period following a “change in control,” the executive officer is eligible to receive the following payments and benefits:

•

in the case of Mr. Francois and Dr. Angulo, a cash amount equal to six months of the applicable executive officer’s then current base salary, which will be paid over six months, commencing with the first payroll period following the effective date of his release, and in the case of Dr. Taglietti, a cash amount equal to twelve months of his then current base salary, which will be paid out in a lump sum on the 60th day following his termination date;

•

the vesting and exercisability of all outstanding options to purchase our common stock held by an eligible executive officer will be accelerated, and any repurchase rights held by us with respect to our common stock issued or issuable pursuant to any other stock award granted to such executive officer will lapse, with respect to the same number of shares as if the executive officer had continued employment for an additional six months in the case of Mr. Francois and Dr. Angulo, and twelve months in the case of Dr. Taglietti; and

•

if the executive officer elects COBRA coverage and timely pays his portion of the applicable premiums, payment of the same percentage of the COBRA premiums for continued medical, dental, and vision group health coverage as we paid prior to the executive officer’s termination, until the earlier of (a) six months in the case of Mr. Francois and Dr. Angulo, and twelve months in the case of Dr. Taglietti, (b) such time as the executive officer becomes enrolled in the group health insurance plan of another employer or (c) the executive officer becomes entitled to Medicare after the COBRA election.

In the event of a termination without “just cause” by us or an executive officer’s resignation for “good reason” at any time during the period that is within twelve months following a “change in control,” the executive officer is eligible to receive the following payments and benefits:

•

in the case of Mr. Francois and Dr. Angulo, a cash amount equal to 12 months of the applicable executive officer’s then current base salary, which will be paid over 12 months, commencing with the first payroll period following the effective date of his release and settlement agreement, and in the case of Dr. Taglietti, a cash amount equal to 24 months of his then current base salary, which will be paid out in a lump sum on the 60th day following his termination date;

•

the vesting and exercisability of all outstanding options to purchase our common stock held by the executive officer will be accelerated in full, and any repurchase rights held by us respect to our common stock issued or issuable pursuant to any other stock award granted to such executive officer will lapse; and

•

payment of the same percentage of the COBRA premiums for continued medical, dental, and vision group health coverage as we paid prior to the executive officer’s termination, until the earlier of (a) 12 months in the case of Mr. Francois and Dr. Angulo, and 24 months in the case of Dr. Taglietti, (b) such time as the executive officer becomes enrolled in the group health insurance plan of another employer or (c) the executive officer becomes entitled to Medicare after the COBRA election.

Each executive officer’s employment agreement contains a “better after-tax” provision, which provides that if any of the payments to the executive officer constitutes a parachute payment under Section 280G of the Internal Revenue Code, the payments will either be (i) reduced or (ii) provided in full to the executive, whichever results in the executive receiving the greater amount after taking into consideration the payment of all taxes, including the excise tax under Section 4999 of the Internal Revenue Code, in each case based upon the highest marginal rate for the applicable tax.

For purposes of the agreements described above:

•

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

•

“just cause” generally means any of the following: (a) the executive officer’s willful and material breach of his employment agreement and the executive officer’s continued failure to cure such breach to the reasonable satisfaction of our board of directors within thirty days following written notice of such breach from our board of directors; (b) the executive officer’s conviction of, or entry of a plea of guilty or nolo contendere to a felony or a misdemeanor involving moral turpitude; (c) the executive officer’s willful commission of an act of fraud, breach of trust or dishonesty, including without limitation embezzlement or an act that results in material damage or harm to our business, financial condition or assets; (d) the executive officer’s intentional damage or destruction of our substantial property; or (e) the executive officer’s breach of the terms of his confidentiality agreement with us.

•

“good reason” generally means any of the following without the executive officer’s express written consent: (a) assignment to, or withdrawal from, the executive officer of any duties or responsibilities that results in a material diminution in the executive officer’s authority, duties or responsibilities as in effect immediately prior to such change; (b) a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive officer is required to report, including (if applicable) a requirement that the executive officer report to a corporate officer or employee instead of reporting directly to our board of directors; (c) a material reduction by us of the executive officer’s annual base salary; (d) a relocation of the executive officer or our principal executive offices if the executive officer’s principal office is at such offices, to a location more than 60 miles from the location at which the executive officer is then performing his duties; or (e) a material breach by us of any provision of the executive officer’s employment agreement or any other enforceable written agreement between us and the executive officer.

In addition to the amounts presented above, each executive officer is eligible to receive any benefits accrued under our broad-based benefit plans, such as accrued vacation pay, in accordance with those plans and policies. In the event that we determine that an executive officer has earned all or a portion of his annual performance bonus, we will pay the executive officer such earned amount within 30 days of the date of our determination.

Director Compensation

The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2018. Mr. Anido did not join the Board until January 2019.

Name	Fees Earned or Paid in Cash	Option Award(s) (1)		Total
Steven C. Gilman, Ph.D.	$46,250	$22,749		$68,999
Ann F. Hanham, Ph.D.	50,000	22,749		72,749
David Hastings	50,000	22,749		72,749
Guy Macdonald	—	81,827	(2)	81,827
Patrick Machado	49,750	22,749		72,499
Marion McCourt (4)	—	48,527	(3)	48,527

(1)

The amounts in this column reflect the aggregate grant date fair value of each option award granted during the fiscal year, as computed in accordance with FASB ASC Topic 718. The valuation methodologies and assumptions used in determining such amounts are described in Note 11 to our financial statements included in this Annual Report on Form 10-K. The table below lists the aggregate number of shares and additional information with respect to the outstanding option awards held by each of our non-employee directors as of December 31, 2018.

(2)

Includes the aggregate grant date fair value of $59,077 for options, exercisable for an aggregate of 68,698 shares of our common stock issued in lieu of cash payments made on January 2, 2018, April 2, 2018, July 2, 2018, and October 1, 2018, pursuant to our non-employee director compensation policy as more completely described below.

(3)

Includes the aggregate grant date fair value of $25,778 for options, exercisable for an aggregate of 27,848 shares of our common stock issued in lieu of cash payments made on January 2, 2018, April 2, 2018, July 2, 2018, and October 1, 2018, pursuant to our non-employee director compensation policy as more completely described below.

(4)	Marion McCourt left the Board and the Compensation Committee on September 18, 2018, and all outstanding options expired as of December 31, 2018.

Information regarding Dr. Taglietti, our Chief Executive Officer, is set forth under “Executive Compensation” above.

The following table sets forth information regarding the number of shares of our common stock subject to outstanding options held by our non-employee directors as of December 31, 2018.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2018
Steven C. Gilman, Ph.D.	74,187
Ann F. Hanham, Ph.D.	62,831
David Hastings	54,988
Guy Macdonald	213,329
Patrick Machado	54,988

Our non-employee directors are compensated in accordance with the following policy:

Each non-employee director receives an annual base cash retainer of $35,000 for such service, to be paid quarterly. In addition, the chairman of the Board receives an additional annual base cash retainer of $28,000, to be paid quarterly.

In addition, each member of a committee receives compensation for service on a committee as follows:

a.

The chairperson of the Audit Committee receives an annual cash retainer of $15,000 for this service, paid quarterly, and each of the other members of the Audit Committee receives an annual cash retainer of $7,500, paid quarterly.

b.

The chairperson of the Compensation Committee receives an annual cash retainer of $11,000 for this service, paid quarterly, and each of the other members of the Compensation Committee receive an annual cash retainer of $5,500, paid quarterly.

c.

The chairperson of the Nominating and Corporate Governance Committee receive an annual cash retainer of $7,500 for this service, paid quarterly, and each of the other members of the Nominating and Corporate Governance Committee receive an annual cash retainer of $3,750, paid quarterly.

The Board has established our non-employee director compensation policy with respect to equity grants to provide that each year on the first business day following the company’s annual meeting of stockholders, each non-employee director will automatically be granted an option to purchase 45,000 shares of the company’s common stock.  These annual grants will have an exercise price per share equal to the fair market value of a share of common stock on the date of grant and will vest in full on the one-year anniversary of the grant date, provided that the non-employee director is providing continuous services on the applicable vesting date. If a new board member joins the Board, the director will be granted an initial option to purchase 70,000 shares. Initial option grants to new board members will have an exercise price per share equal to the fair market value of a share of common stock on the date of grant and will vest over three years following the date of grant, with one-third of the options vesting on the first anniversary of the date of grant and the balance vesting equally monthly over the remaining two-year period.

In addition, each non-employee director may elect to receive nonstatutory stock options in lieu of all or a portion of the cash compensation to which the non-employee director would otherwise be entitled to, as described above. Each non-employee director shall make their election prior to the period in which the compensation is to be earned. For each non-employee director electing to receive a nonstatutory stock option in lieu of such cash compensation, the date on which the nonstatutory stock options will be granted will be the date on which the cash compensation would otherwise have been earned, which is generally the first business day of each fiscal quarterly period, and the number of shares underlying such stock option will be determined by (i) dividing the cash compensation that the non-employee director elects to forgo in exchange for such nonstatutory stock options by 0.65, and (ii) dividing the result by the fair market value of a share of common stock on the date of grant. Each nonstatutory stock option granted in lieu of cash compensation pursuant to a non-employee director’s election will be 100% vested on the date of grant. After a non-employee director has elected to receive nonstatutory stock options in lieu of cash compensation, the option grants made to that non-employee director are awarded automatically pursuant to the previously described policy and no further action is required by the company’s Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2019, by the following:

•	each of our directors and named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Applicable percentages are based on 50,148,458 shares outstanding on March 10, 2019 adjusted as required by rules promulgated by the SEC.

Name of Beneficial Owner	Number of Shares That Can be Acquired w/in 60 Days of March 10, 2019 (1)	Number of Shares Beneficially Owned	Percentage Total
5% Stockholders:
Caxton Corporation (2)	—	4,325,000	8.62%
Federated Investors, Inc. (3)	—	6,868,400	13.70%
Puissance Life Science Opportunities Fund VI (4)	5,565,860	5,565,860	9.99%
Named Executive Officers and Directors:
Marco Taglietti, M.D.	997,477	1,478,477	2.89%
Eric Francois	225,098	252,015	*
David Angulo, M.D.	341,600	464,390	*
Steven C. Gilman, Ph.D.	74,187	74,187	*
Ann F. Hanham, Ph.D.	62,831	67,056	*
David Hastings	69,188	101,022	*
Guy Macdonald	231,329	271,329	*
Patrick Machado	63,988	123,988	*
Armando Anido	—	—	*
All executive officers and directors as a group (10 persons) (5)	2,134,767	2,906,492	5.56%

*	Less than 1% of the outstanding shares of common stock.
(1)	Reflects shares that may be acquired within 60 days of March 10, 2019, pursuant to the exercise of stock options or warrants or conversion of convertible notes.
(2)

Based on a Schedule 13G filed with the SEC on February 14, 2019, reporting beneficial ownership as of December 31, 2018. Each of Caxton Corporation, CDK Associates, L.L.C., and Bruce S. Kovner have shared voting and dispositive power with respect to these shares. The address for these entities is 731 Alexander Road, Building 2, Suite 500, Princeton, New Jersey 08540.

(3)

Based on a Schedule 13G/A filed with the SEC on February 13, 2019, reporting beneficial ownership as of December 31, 2018. All of the outstanding voting stock of Federated Investors, Inc. (“Federated”) is held in the Voting Shares Irrevocable Trust (the “Trust”) for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”).  The Trustees have the collective voting control that they exercise over Federated, and each of Federated and the Trust have sole voting and investment power over the shares reflected in the table, and each of the Trustees have shared voting and investment power over the shares reflected in the table. Federated, the Trust, and each of the Trustees expressly disclaim beneficial ownership of the shares reflected in the table. The address for Federated, the Trust and the Trustees is Federated Investors Tower, Pittsburgh, PA 15222-3779.

(4)

Reflects the maximum permitted ownership percentage (9.99%) upon conversion of the convertible notes pursuant to the Note Purchase Agreement as disclosed in Note 7 to our financial statements included in our annual report on Form 10-K as filed on March 14, 2019.  The address for Puissance Life Science Opportunities Fund VI is 950 Third Avenue, 25th Floor, New York, New York 10022.

(5)	Consists of shares held by each executive officer and director as of March 10, 2019, including the shares described in footnote (1) above.

Equity Compensation Plan Information

The following table provides information with respect to all of our equity compensation plans in effect as of December 31, 2018.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)		(c)
Equity Compensation Plans approved by security holders	4,164,804	$4.37	(1)	612,018	(2)(3)
Equity Compensation Plans not approved by security holders	445,000	$5.42		5,000	(4)
Total	4,609,804	$4.47		617,018

(1)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding awards of restricted stock units, as they have no exercise price.
(2)

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

(3)

As of December 31, 2018, a total of 81,667 shares remained available for future issuance under the SCYNEXIS, Inc. 2014 Employee Stock Purchase Plan (“ESPP”). Pursuant to terms of the ESPP, the maximum number of common stock shares available under the plan will automatically increase on January 1 of each year for a period of up to ten years, commencing on January 1, 2015, and ending on (and including) January 1, 2024, in an amount equal to the lesser of (i) 0.8% of the total number of shares of Capital Stock outstanding on December 31 of the preceding fiscal year, and (ii) 29,411 shares of Common Stock. Notwithstanding the foregoing, the Board may act prior to the first day of any fiscal year to provide that there will be no January 1 increase in the share reserve for such fiscal year or that the increase in the share reserve for such fiscal year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares of securities to be issued upon exercise of outstanding options, warrants and rights does not include shares of common stock subject to rights outstanding under the ESPP as the number of shares to be issued pursuant to these rights is not known as of December 31, 2018.

(4)

Our board of directors adopted the 2015 Inducement Award Plan, or the 2015 Plan, on March 26, 2015. The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of SCYNEXIS, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the company within the meaning of Nasdaq Listing Rule 5635(c)(4). The 2015 Plan has a share reserve covering 450,000 shares of our common stock. If a stock award granted under the 2015 Plan expires or otherwise terminates without all of the shares covered by the stock award having been issued, or is settled in cash, or shares are withheld to satisfy tax withholding obligations, then the shares of our common stock not acquired or withheld pursuant to the stock award again will become available for subsequent issuance under the 2015 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of The Board of Directors

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. The Board consults with SCYNEXIS’s counsel to ensure that the Board’s determinations are consistent with all relevant securities laws and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and SCYNEXIS, its senior management and its independent registered public accounting firm, the Board affirmatively has determined that all of the directors during 2018 and currently, other than Dr. Taglietti, our current president and chief executive officer, are independent directors within the meaning of the applicable

Nasdaq listing standards. In making this determination, the Board found that none of the directors or nominees for director other than Dr. Taglietti had a material or other disqualifying relationship with SCYNEXIS.

Certain Relationships and Related Transactions

Other than compensation arrangements for our directors and named executive officers as described in Item 11 of Part III of this Form 10-K, since January 1, 2017, the following are the only transactions with our directors and named executive officers to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers, holders of more than 5% of our capital stock, or any affiliate of our directors, executive officers and holders of more than 5% of our capital stock, had or will have a direct or indirect material interest.

Participation in our March 2018 Public Offering

On March 8, 2018, we completed a public offering (the “March 2018 Public Offering”) of our common stock and warrants. We sold an aggregate of 17,751,500 shares of common stock and warrants to purchase up to an aggregate of 21,301,800 shares of our common stock at a public offering price of $1.69 per share. Each share of common stock was accompanied by (a) a warrant to purchase 0.75 of a share at an exercise price is $1.85 per share exercisable for 53 weeks (“Series 1 Warrants”), and (b) a warrant to purchase 0.45 of a share at an exercise price is $2.00 per share exercisable for five years (“Series 2 Warrants”). The following directors, executive officers and holders of 5% of our common stock purchased shares of our common stock and warrants in our March 2018 Public Offering at the public offering price:

Name of Director, Executive Officer or 5% Stockholder	Number of Shares	Number of Series 1 Warrants	Number of Series 2 Warrants	Purchase Amount
Marco Taglietti, M.D.	100,000	75,000	45,000	$169,000
Eric Francois	5,917	4,437	2,662	$10,000
David Angulo, M.D.	14,790	11,092	6,655	$24,995
Scott Sukenick	2,959	2,219	1,331	$5,001
David Hastings	11,834	8,875	5,325	$19,999
Federated Investors, Inc.	2,660,000	1,995,000	1,197,000	$4,495,400

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2018, and December 31, 2017, by Deloitte & Touche LLP, SCYNEXIS’s independent registered public accounting firm (in thousands).

	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$541	$465
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	2	2
Total Fees	$543	$467

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements and the issuance of consent and comfort letters in connection with registration statement filings with the Securities and Exchange Commission, and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Annual license fee for access to an accounting research software application.

All fees described above were approved by the Audit Committee.

Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Deloitte & Touche LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by Deloitte & Touche LLP is compatible with maintaining the principal accountant’s independence.

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

10.29

Amendment to Commitment to Services Agreement, dated January 17, 2016, between SCYNEXIS, Inc. and Accuratus Lab Services, Inc. (Filed with the SEC as Exhibit 10.35 to our Annual Report on Form 10-K, filed with the SEC on March 13, 2017, SEC file No. 001-36365, and incorporated by reference here).

10.30

Amendment to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2017, SEC file No. 001-36365, and incorporated by reference here).

10.31

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

10.33

Third Amendment to Termination and License Agreement between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. dated January 5, 2018 (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2018, SEC file No. 001-36365, and incorporated by reference here).

10.34

First Amendment to Loan and Security Agreement between SCYNEXIS, Inc. and Solar Capital Ltd. dated March 30, 2018 (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2018, SEC file No. 001-36365, and incorporated by reference here).

10.35	Second Amendment to Loan and Security Agreement between SCYNEXIS, Inc. and Solar Capital Ltd. dated March 30, 2018.

10.36	Non-Employee Director Compensation Arrangements.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

SCYNEXIS, INC.

By:	/s/ Marco Taglietti M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	March 14, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marco Taglietti and Eric Francois, as his true and lawful attorney-in-fact and agent, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marco Taglietti M.D.	Chief Executive Officer	March 14, 2019
Marco Taglietti M.D.	(Principal Executive Officer)

/s/ Eric Francois	Chief Financial Officer	March 14, 2019
Eric Francois	(Principal Financial and Accounting Officer)

/s/ Guy Macdonald	Director	March 14, 2019
Guy Macdonald

	Director	March 14, 2019
Patrick Machado

/s/ David Hastings	Director	March 14, 2019
David Hastings

/s/ Steven C. Gilman, Ph.D.	Director	March 14, 2019
Steven C. Gilman, Ph.D.

/s/ Ann F. Hanham, Ph.D.	Director	March 14, 2019
Ann F. Hanham, Ph.D.

/s/ Armando Anido	Director	March 14, 2019
Armando Anido