Form 10-Q
period 2019-03-31
SCYNEXIS INC
filed 2019-05-08
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	SCYX	Nasdaq Global Market

As of May 1, 2019, there were 53,651,269 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$12,950	$11,439
Short-term investments	26,110	32,718
Prepaid expenses and other current assets	958	7,251
Restricted cash	55	55
Total current assets	40,073	51,463
Other assets	812	812
Deferred offering costs	104	106
Restricted cash	273	273
Property and equipment, net	488	516
Operating lease right-of-use asset (See Note 7)	3,317	—
Total assets	$45,067	$53,170
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,346	$3,653
Accrued expenses	2,211	2,103
Deferred revenue	54	121
Operating lease liability, current portion (See Note 7)	27	—
Total current liabilities	4,638	5,877
Warrant liabilities	7,508	986
Loan payable expected to be refinanced	—	15,082
Convertible debt and derivative liability (See Note 6)	18,296	—
Operating lease liability (See Note 7)	3,295	—
Total liabilities	33,737	21,945
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of March 31, 2019 and December 31, 2018; 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized as of March 31, 2019, and December 31, 2018; 50,232,429 and 47,971,989 shares issued and outstanding as of March 31, 2019, and December 31, 2018, respectively	50	48
Additional paid-in capital	251,906	248,895
Accumulated deficit	(240,626)	(217,718)
Total stockholders’ equity	11,330	31,225
Total liabilities and stockholders’ equity	$45,067	$53,170

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$64	$64
Operating expenses:
Research and development	9,684	5,326
Selling, general and administrative	2,241	1,971
Total operating expenses	11,925	7,297
Loss from operations:	(11,861)	(7,233)
Other (income) expense:
Loss on extinguishment of debt	814	—
Amortization of debt issuance costs and discount	200	111
Interest income	(281)	(167)
Interest expense	367	379
Warrant liabilities fair value adjustment	6,522	(3,554)
Derivative liability fair value adjustment	3,425	—
Total other expense (income):	11,047	(3,231)
Net loss	$(22,908)	$(4,002)
Net loss per share - basic and diluted	$(0.46)	$(0.12)
Weighted average common shares outstanding - basic and diluted	49,317,575	33,579,025

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,908)	$(4,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	1
Stock-based compensation expense	492	425
Accretion of investment discount	(82)	(58)
Amortization of debt issuance costs and discount	200	111
Change in fair value of warrant liabilities	6,522	(3,554)
Change in fair value of derivative liability	3,425	—
Amortization of operating lease right-of-use asset	48	—
Loss on extinguishment of debt	814	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, and deferred costs	6,390	422
Accounts payable and accrued expenses	(1,367)	(1,500)
Deferred revenue	(64)	(64)
Net cash used in operating activities	(6,501)	(8,219)
Cash flows from investing activities:
Maturities of investments	24,638	11,980
Purchases of property and equipment	—	(10)
Purchases of investments	(18,041)	(15,975)
Net cash provided by (used in) investing activities	6,597	(4,005)
Cash flows from financing activities:
Proceeds from common stock issued	2,588	30,192
Payments of offering costs and underwriting discounts and commissions	(77)	(1,906)
Proceeds from employee stock purchase plan issuance	20	20
Proceeds from senior convertible notes	16,000	—
Payments of senior convertible notes issuance costs	(1,143)	—
Payment of loan payable expected to be refinanced	(15,973)	—
Net cash provided by financing activities	1,415	28,306
Net increase in cash, cash equivalents, and restricted cash	1,511	16,082
Cash, cash equivalents, and restricted cash at beginning of period	11,767	11,469
Cash, cash equivalents, and restricted cash at end of period	$13,278	$27,551
Supplemental cash flow information:
Cash paid for interest	$411	$379
Cash received for interest	$291	$128
Noncash financing and investing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$3,365	$—
Deferred offering and issuance costs included in accounts payable and accrued expenses	$110	$224
Deferred offering costs reclassified to additional-paid-in capital	$2	$84

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

•

a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $25.0 million of the Company's common stock that may be issued and sold under a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”).  Pursuant to the Sales Agreement, the Company may sell from time to time, at its option, up to an aggregate of $25.0 million of the Company’s common stock, through Cantor, as sales agent.  Pursuant to the Sales Agreement, sales of the common stock, if any, will be made under the Company’s effective Shelf Registration; and

•

a warrant prospectus covering the offering, issuance, and sale of the Company’s common stock issuable upon the exercise of warrants, consisting of (i) warrants to purchase 4,218,750 shares of the Company’s common stock at an exercise price of $3.00 per share originally issued by the Company on June 24, 2016, (ii) warrants to purchase 13,198,075 shares of the Company’s common stock at an exercise price of $1.85 per share originally issued by the Company on March 8, 2018, and (iii) warrants to purchase 7,988,175 shares of the Company’s common stock at an exercise price of $2.00 per share originally issued by the Company on March 8, 2018.  The warrants to purchase 13,198,075 shares of the Company’s common stock expired on March 14, 2019.  Upon full exercise for cash of the warrants outstanding on March 31, 2019, the holders of the warrants would pay the Company an aggregate of approximately $28.6 million.  See Note 8 for further details.

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

Unaudited Interim Financial Information

The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results for the full year or the results for any future periods. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 14, 2019.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include: determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; the estimates and assumptions used in determining the Company’s incremental borrowing rate for the discounting of the Company’s operating lease liability, and the estimates and assumptions utilized in measuring the fair values of the warrant and derivative liabilities each reporting period.

2.	Summary of Significant Accounting Policies

The accompanying unaudited financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2018, except as described below.

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with FASB ASC 260, Earnings Per Share ("Topic 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Warrants to purchase Series C-1 Preferred	14,033	14,033
Warrants to purchase common stock associated with Solar Capital Ltd. loan agreement	122,435	122,435
Warrants to purchase common stock associated with June 2016 public offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 public offering - Series 1	—	13,313,625
Warrants to purchase common stock associated with March 2018 public offering - Series 2	7,988,175	7,988,175
Stock options	5,310,498	4,152,734
Common stock associated with 6% convertible senior notes	13,008,000	—

Convertible Debt and Derivative Liability

In connection with the Company’s issuance of its 6.0% Convertible Senior Notes due 2025 (the “Notes”), the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging.  The convertible debt and the derivative liability associated with the Notes are presented in total on the unaudited balance sheet as the convertible debt and derivative liability.  The convertible debt is carried at amortized cost.  The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other income (expense).

Amortization of Debt Issuance Costs and Discount

The Company’s convertible debt is recorded net of debt issuance costs which comprised issuance costs and an advisory fee.  The portion of the debt issuance costs allocated to the convertible debt, based on the amount of proceeds allocated between the convertible debt and the derivative liability, is being amortized over the term of the convertible debt using the effective interest method.  Debt issuance costs allocated to the derivative liability were included in other expense as a component of the fair value adjustment for the three months ended March 31, 2019.  The Company's previous term loan with Solar Capital Ltd. (“Solar”), which was paid in full during the three months ended March 31, 2019 (see Note 6), was recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the term loan. The resulting debt discount was being amortized over the term of the term loan using the straight-line method, which approximates the effective interest method.  The amortization of debt issuance costs and discount is included in the accompanying unaudited statements of operations.

Recently Adopted Accounting Pronouncements

The Company adopted the FASB’s ASU No. 2016-02, Leases, or ASU 2016-02, on January 1, 2019, utilizing the modified retrospective basis.  ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability, initially measured at the present value of future lease payments, on the balance sheet and expands disclosure requirements regarding leasing arrangements.  The Company elected the practical expedients under ASC 842-10-65-1(f) and ASC 842-10-15-37 that allowed the Company to forego the requirement to reassess the lease classification of its existing office lease and to combine the lease and nonlease components associated with its office lease as a single lease component.  The consideration in the office lease that is allocated to the single lease component includes the fixed payments for the right to use the office space as well as common area maintenance.  The office lease also contains costs associated with certain expense escalation, property taxes, insurance, parking, and utilities which are all considered variable payments and are excluded from the operating lease liability.  The adoption of this accounting standard did not materially impact the Company’s results of operations, other than the recognition of the operating lease right-of-use asset and lease liability.  See Note 7 for further details.

3.	Short-term Investments

The following table summarizes the held-to-maturity securities held at March 31, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2018
U.S. government securities	$14,946	$14	$(15)	$14,945
Commercial paper	8,772	—	—	8,772
Overnight repurchase agreement	9,000	—	—	9,000
Total short-term investments	$32,718	$14	$(15)	$32,717

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2019
U.S. government securities	$13,430	$5	$(4)	$13,431
Commercial paper	7,680	—	—	7,680
Overnight repurchase agreement	5,000	—	—	5,000
Total short-term investments	$26,110	$5	$(4)	$26,111

All held-to-maturity short-term investments at March 31, 2019 and December 31, 2018 will mature in less than one year.  The gross unrealized gains and losses for the Company's commercial paper and overnight repurchase agreement are not significant.  The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid research and development services	$743	$245
Prepaid insurance	92	200
Other prepaid expenses	68	20
NOL sale receivable	—	6,732
Other current assets	55	54
Total prepaid expenses and other current assets	$958	$7,251

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued research and development expenses	$1,444	$587
Accrued employee bonus compensation	325	1,197
Employee withholdings	7	21
Other accrued expenses	435	298
Total accrued expenses	$2,211	$2,103

6.	Borrowings

On September 30, 2016, the Company entered into a loan agreement with Solar, in its capacity as administrative and collateral agent and as lender. Pursuant to the loan agreement, Solar was providing the Company with a 48-month secured term loan in the amount of $15.0 million.  The term loan bore interest at a floating rate equal to the LIBOR rate in effect plus 8.49%.

On March 7, 2019, the Company entered into a Senior Convertible Note Purchase Agreement (the “Note Purchase Agreement”) with Puissance Life Science Opportunities Fund VI (“Puissance”).  Pursuant to the Note Purchase Agreement, on March 7, 2019, the Company issued and sold to Puissance $16.0 million aggregate principal amount of its Notes, resulting in $14.7 million in net proceeds after deducting $1.3 million for an advisory fee and other issuance costs.  The Company used the net proceeds to pay the remaining outstanding Solar term loan in full and recorded a loss on debt extinguishment of $0.8 million during the three months ended March 31, 2019.  The loss on debt extinguishment of $0.8 million for the three months ended March 31, 2019 was recognized as the difference between the reacquisition price of the outstanding Solar debt of $15.9 million and the $15.1 million net carrying value of the Solar debt obligation prior to repayment.  In accordance with ASC 470-10-45-14(a), the Company reclassified the short-term portion of the Solar term loan on the balance sheet as of December 31, 2018 to long-term given the Company had the intent and ability to refinance the short-term obligation on a long-term basis.

As of March 31, 2019, the Company's $18.3 million in convertible debt and derivative liability consists of the convertible debt balance of $8.5 million presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.6 million and the bifurcated embedded conversion option derivative liability of $9.8 million.  In connection with the Company’s issuance of its Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock.  Debt issuance costs of $0.6 million initially allocated to the derivative liability were written off upon issuance of the Notes and were recognized in the loss on the fair value adjustment for the derivative liability for the three months ended March 31, 2019.  For the three months ended March 31, 2019, the Company recognized a $2.9 million loss on the fair value adjustment for the derivative liability and recognized $0.1 million in amortization of debt issuance costs.

The Company estimated the fair value of the convertible debt and derivative liability using a binomial lattice valuation model and Level 3 inputs. At March 31, 2019, the fair value of the senior convertible notes is $19.1 million.

The Notes were issued and sold for cash at a purchase price equal to 100% of their principal amount, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), due to the Notes being issued to one financially sophisticated investor. The Notes bear interest at a rate of 6.0% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2019. The Notes will mature on March 15, 2025, unless earlier converted, redeemed or repurchased. The Notes constitute general, senior unsecured obligations of the Company.

The holder of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 into shares of the Company’s common stock. The initial conversion rate is 739.0983 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $1.35, and is subject to adjustment in certain events described in the Note Purchase Agreement. The Holder upon conversion may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate if the holder elects to convert its Notes in connection with such a corporate event. Subject to adjustment in the conversion rate, the number of shares that the Company may deliver in connection with a conversion of the Notes, including those delivered in connection with an interest make-whole payment, will not exceed a cap of 813 shares of common stock per $1,000 principal amount of the Notes.  In April 2019, Puissance converted $2.0 million of the Notes for 1,626,000 shares of common stock.

On or after March 15, 2022, the Company has the right, at its election, to redeem all or any portion of the Notes not previously converted if the last reported sale price per share of common stock exceeds 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  If a “fundamental change” (as defined in the Note Purchase Agreement) occurs, then, subject to certain exceptions, the Company must offer to repurchase the Notes for cash at a repurchase price of 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

7.	Commitments and Contingencies

Leases

On March 1, 2018, the Company entered into a long-term lease agreement for approximately 19,275 square feet of office space in Jersey City, New Jersey, that the Company identified as an operating lease under ASC 840 (the “Lease”). The lease term is eleven years from August 1, 2018, the commencement date, with total lease payments of $7.3 million over the lease term. The Company has the option to renew for two consecutive five-year periods from the end of the first term and the Company is not reasonably certain that the option to renew the Lease will be exercised. Under the Lease, the Company must furnish a security deposit in the form of a standby letter of credit in the amount of $0.3 million, which will be reduced by fifty-five thousand dollars every two years for ten years after the commencement of the lease.  The security deposit is classified as restricted cash in the accompanying balance sheets.

On January 1, 2019, a right-of-use asset and a corresponding operating lease liability of $3.4 million was recognized for the Lease.  The consideration in the Lease allocated to the single lease component includes the fixed payments for the right to use the office space as well as common area maintenance.  The Lease also contains costs associated with certain expense escalation, property taxes, insurance, parking, and utilities which are all considered variable payments and are excluded from the operating lease liability.  In determining the operating lease liability at January 1, 2019, the Company utilized its incremental borrowing rate. The incremental borrowing rate approximated the prevailing market interest rate the Company would incur to borrow a similar amount equal to the total Lease payments on a collateralized basis over the term of the Lease.  The following table summarizes certain quantitative information associated with the amounts recognized in the financial statements for the Lease (dollars in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$166
Variable lease cost	$9
Total operating lease expense	$175

Cash paid for amounts included in the measurement of operating lease liability	$164

March 31, 2019
Remaining Lease term (years)	10.25
Discount rate	15%

Rent expense was approximately $0.1 million for the three months ended March 31, 2018.  Future minimum lease payments for the Lease as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

December 31, 2018
2019	498
2020	508
2021	518
2022	529
2023	716
Thereafter	4,203
Total	$6,972

March 31, 2019
2019	334
2020	508
2021	518
2022	529
2023	716
Thereafter	4,203
Total	$6,808

The presentation of the operating lease liability and right-of-use asset as of March 31, 2019 and January 1, 2019 are as follows (in thousands):

	March 31, 2019	January 1, 2019
Present value of future minimum lease payments	$3,322	$3,368

Operating lease liability, current portion	$27	$23
Operating lease liability, long-term portion	$3,295	$3,345
Total operating lease liability	$3,322	$3,368

Difference between future minimum lease payments and discounted cash flows	$3,486	$3,604

Operating lease right-of-use asset	$3,317	$3,365

License Arrangement with Potential Future Expenditures

As of March 31, 2019, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalty percentages are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the "Deferred Milestone"). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, the Company entered into second and third amendments, respectively, to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019.  The milestone payment was recognized in the unaudited statement of operations in research and development expense for the three months ended March 31, 2019 and is included in cash used in operating activities on the statement of cash flows.

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

8.	Stockholder's Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 125,000,000 shares as of March 31, 2019, and December 31, 2018; 50,232,429 and 47,971,989 shares were issued and outstanding at March 31, 2019, and December 31, 2018, respectively. The following table summarizes common stock share activity for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31, 2018
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2018	28,971,651	$29	$226,631	$(205,250)	$21,410
Net loss	—	—	—	(4,002)	(4,002)
Stock-based compensation expense	—	—	425	—	425
Common stock issued through employee stock purchase plan	13,591	—	20	—	20
Common stock issued, net of expenses	17,852,193	18	18,980	—	18,998
Common stock issued for vested restricted stock units	6,006	—	(7)	—	(7)
Balance, March 31, 2018	46,843,441	$47	$246,049	$(209,252)	$36,844

	Three Months Ended March 31, 2019
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2019	47,971,989	$48	$248,895	$(217,718)	$31,225
Net loss	—	—	—	(22,908)	(22,908)
Stock-based compensation expense	—	—	492	—	492
Common stock issued through employee stock purchase plan	19,259	—	20	—	20
Common stock issued, net of expenses	2,226,569	2	2,507	—	2,509
Common stock issued for vested restricted stock units	14,612	—	(8)	—	(8)
Balance, March 31, 2019	50,232,429	$50	$251,906	$(240,626)	$11,330

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2019	December 31, 2018
Outstanding stock options	5,310,498	4,052,913
Outstanding restricted stock units	990,301	111,891
Outstanding Series C-1 Preferred warrants	14,033	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 Public Offering - Series 1	—	13,198,075
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	7,988,175	7,988,175
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435
For possible future issuance for the conversion of the 6% senior convertible notes	13,008,000	—
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	372,312	612,018
For possible future issuance under Employee Stock Purchase Plan (Note 9)	91,819	81,667
For possible future issuance under 2015 Inducement Plan (Note 9)	5,000	5,000
Total common shares reserved for future issuance	32,121,323	30,404,957

Derivative Liability

In connection with the Company’s issuance of its Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging.  The convertible debt and derivative liability associated with the Notes are presented in total on the accompanying unaudited balance sheet as the convertible debt and derivative liability.  In April 2019, Puissance converted $2.0 million of the Notes for 1,626,000 shares of common stock.

Warrants Associated with June 2016 and March 2018 Public Offerings

The outstanding warrants associated with the June 2016 and March 2018 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations.  During the three months ended March 31, 2019 and 2018, the Company recorded a loss of $6.5 million and a gain of $3.6 million, respectively, due to the change in fair value of the warrant liabilities.  As of March 31, 2019, the fair value of the warrant liabilities was $7.5 million.

Warrant Associated with Solar Loan Agreement

Pursuant to the loan agreement, on the Closing Date the Company issued to Solar the warrant to purchase an aggregate of up to 122,435 shares of the Company’s common stock at an exercise price of $3.6754 per share. The warrant will expire five years from the date of the grant. The warrant was classified as equity and recorded at its relative fair value at issuance in the stockholders' equity section of the balance sheet.

9.	Stock-based Compensation

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan, or 2014 Plan, on January 1, 2019 and 2018, the Company automatically added 1,918,879 and 1,158,866 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of March 31, 2019, there were 372,312 shares of common stock available for future issuance under the 2014 Plan.

The activity for the Company’s 2009 Stock Option Plan, 2014 Plan and 2015 Inducement Plan, or 2015 Plan, for the three months ended March 31, 2019, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — January 1, 2019	4,052,913	$4.37	7.23	$—
Granted	1,270,500	$1.26
Exercised	—	$—
Forfeited/Cancelled	(12,915)	$9.35
Outstanding — March 31, 2019	5,310,498	$3.62	7.69	$333
Exercisable — March 31, 2019	2,621,464	$5.43	6.29	$13
Vested or expected to vest — March 31, 2019	5,310,498	$3.62	7.69	$333

Restricted stock unit ("RSU") activity under the 2014 Plan for the three months ended March 31, 2019, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2018	111,891	$2.06
Granted	901,000	$1.38
Vested	(22,590)	$2.30
Forfeited/Cancelled	—	$—
Non-vested at March 31, 2019	990,301	$1.43

The fair value of RSUs is based on the market price of the Company's common stock on the date of grant.  RSUs generally vest 25% annually over a four-year period from the date of grant. Upon vesting, the RSUs are net share settled to cover the required withholding tax with the remaining shares issued to the holder.  The Company recognizes compensation expense for such awards ratably over the corresponding vesting period.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the Company’s 2014 Employee Stock Purchase Plan, or ESPP, was $0.5 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.  The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for the three months ended March 31, 2019 and 2018. Cash received from options exercised was zero for the three months ended March 31, 2019, and 2018.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$158	$108
Selling, general and administrative	334	317
Total	$492	$425

10.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of March 31, 2019 and December 31, 2018 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Cash	$213	$213	—	—
Restricted cash	328	328	—	—
Money market funds	11,226	11,226	—	—
Total assets	$11,767	$11,767	—	—

Warrant liabilities	$986	—	—	$986
Total liabilities	$986	—	—	$986

March 31, 2019
Restricted cash	$328	$328	—	—
Money market funds	12,950	12,950	—	—
Total assets	$13,278	$13,278	—	—

Warrant liabilities	$7,508	—	—	$7,508
Derivative liability	$9,840	—	—	$9,840
Total liabilities	$17,348	—	—	$17,348

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Level 3 financial liabilities consist of the warrant liability for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liability at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.  The Company uses the binomial lattice valuation model to value the Level 3 derivative liability at inception and on subsequent valuation dates.  This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, historical volatility, credit rating, market credit spread, and estimated yield.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance - January 1, 2019	$986
Loss adjustment to fair value	6,522
Balance - March 31, 2019	$7,508

Derivative Liability
Balance - January 1, 2019	$—
Bifurcated embedded conversion option associated with Notes	6,960
Loss adjustment to fair value	2,880
Balance - March 31, 2019	$9,840

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended March 31, 2019, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

Overview

SCYNEXIS, Inc. is a biotechnology company committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative therapies. We are developing our lead product candidate, ibrexafungerp, formally known as SCY-078, as the first representative of a novel oral and intravenous (IV) triterpenoid antifungal family in clinical development for the treatment of several serious fungal infections, including vulvovaginal candidiasis (VVC), invasive aspergillosis (IA), invasive candidiasis (IC), and refractory invasive fungal infections (rIFI).  VVC, commonly known as “vaginal yeast infection,” is the second most common cause of vaginitis and is usually caused by Candida species.  IA is a serious fungal infection caused by Aspergillus species and is reported to be the leading cause of infection-caused death in immunocompromised patients.  IC is a serious fungal infection caused by various Candida species and occurs in immunocompromised patients.  rIFI is a severe fungal infection, often caused by multi-drug resistant pathogens, including Candida auris, resulting in high mortality rates.

Ibrexafungerp is a structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of human fungi pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple studies. The U.S. Food and Drug Administration (FDA) has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for the formulations of ibrexafungerp for the indications of VVC, IC (including candidemia), and IA, and has granted Orphan Drug designations for the IC and IA indications.  These designations may provide us with additional market exclusivity and expedited regulatory paths. Recognizing that our agent belongs to a new class of antifungals, the World Health Organization’s International Non-Proprietary Name group selected the name “ibrexafungerp” for SCY-078 in July 2018, and the United States Adopted Names Council (USAN Council) adopted “ibrexafungerp” as a USAN in February 2019.  We continue to accelerate and expand our clinical programs, leveraging the versatility of the ibrexafungerp platform, including the potential for oral ibrexafungerp to be a suitable treatment for indications with significant unmet medical needs and considerable commercial opportunity.

Ibrexafungerp Development Update

In May 2019, we presented data at the 2019 American College of Obstetrics and Gynecology Annual Clinical and Scientific Meeting (ACOG) that further demonstrates the potential of oral ibrexafungerp as a novel agent to address VVC.  Included in the data presented was a complete reproductive and developmental toxicity package which showed that ibrexafungerp did not cause reproductive harm to adult animals or developmental harm to offspring. We believe these findings are extremely meaningful for women with VVC, often of child-bearing age, and can differentiate oral ibrexafungerp against fluconazole, which has a warning for potential risks of spontaneous abortion and congenital abnormalities in its prescribing information.

In April 2019, we had six presentations at the 29th European Congress of Clinical Microbiology and Infectious Diseases (ECCMID) which provided additional evidence of the potent and broad antifungal activity of oral ibrexafungerp, including promising preclinical data and new clinical case studies from our Phase 3 CARES and FURI trials.  The CARES and FURI trials are ongoing, global, open-label studies in which ibrexafungerp is being administered as an oral treatment in patients with difficult-to-treat mucocutaneous and invasive fungal infections that are refractory to or intolerant of currently available standards of care (FURI study) and as an oral treatment in patients with Candida auris infections (CARES study).  Candida auris has been classified by the Centers for Disease Control and Prevention (CDC) as a serious public health threat as it can be multidrug-resistant, can result in high mortality rates (up to 60%), and can be spread from patient (and surfaces) to patient, resulting in hospital outbreaks.  Case studies from the CARES trial, the first study of an investigational agent to treat patients with Candida auris infections, were presented and showed favorable outcomes in patients following treatment with oral ibrexafungerp.  The presentations also included data illustrating oral ibrexafungerp’s strong clinical activity in difficult-to-treat patients with resistant Candida pathogens in a variety of infections, including esophageal candidiasis and spondylodiscitis.

In January 2019, we announced the positive interim results of the first twenty patients of the FURI study by the Data Review Committee, an independent expert panel.   Oral ibrexafungerp showed clinical benefits in 17 out of 20 patients, with 11 patients achieving a complete or partial response and six patients a stable disease response. We believe that compelling data from the FURI and/or CARES studies could allow ibrexafungerp to become eligible for the regulatory Limited Population Pathway for Antibacterial and Antifungal Drugs, potentially resulting in an NDA submission based on streamlined development.

Enrollment is ongoing in our Phase 3 acute VVC registration program (VANISH Phase 3 program) and we expect to report top-line data in the first half of 2020.  We expect initiation of our Phase 3 clinical trial in recurrent VVC to occur in the second quarter of 2019.  Pending successful completion of these trials, we anticipate submitting an initial new drug application (NDA) for oral ibrexafungerp for the treatment of VVC in the second half of 2020 and a supplemental NDA for the prevention of recurrent VVC in 2021.

Corporate Update

On January 3, 2019, we received cash receipt of $6.7 million from the sale of a portion of our Net Operating Losses (NOLs). This sale was structured through the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

On March 7, 2019, we entered into a Senior Convertible Note Purchase Agreement (the Note Purchase Agreement) with Puissance Life Science Opportunities Fund VI (Puissance).  Pursuant to the Note Purchase Agreement, on March 7, 2019, we issued and sold to Puissance $16.0 million aggregate principal amount of our 6.0% convertible senior notes due 2025 (the Notes) and we used the cash proceeds to pay the remaining outstanding Solar Capital Ltd. (Solar) term loan in full.

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016 and March 2018.  As of March 31, 2019, we had received an aggregate of $141.2 million in net proceeds from the issuance of our common stock and warrants in these four offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $39.1 million as of March 31, 2019.

We have incurred net losses since our inception, including the year ended December 31, 2018, and the three months ended March 31, 2019.  As of March 31, 2019, our accumulated deficit was $240.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will significantly increase as we continue to execute our research and drug development strategy, specifically for our Phase 3 VVC registration program.  We also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Shelf Registration, including the related at-the-market facility entered into on August 31, 2018 with Cantor Fitzgerald & Co. (Cantor).

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

Research and Development Expense

Research and development expense consists of expenses incurred while performing research and development activities to discover, develop, or improve potential product candidates we seek to develop. This includes conducting preclinical studies and clinical trials, manufacturing and other development efforts, and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of:

•	costs related to executing preclinical and clinical trials, including development milestones, drug formulation, manufacturing and other development;
•	salaries and personnel-related costs, including benefits and any stock-based compensation, for personnel in research and development functions;
•	fees paid to consultants and other third parties who support our product candidate development and intellectual property protection;
•	other costs in seeking regulatory approval of our products; and
•	allocated overhead.

Our ibrexafungerp project was the only significant research and development project during the periods presented. We plan to increase our research and development expense for the foreseeable future as we continue our effort to develop ibrexafungerp, specifically for our Phase 3 VVC registration program, and to potentially develop our other product candidates, subject to the availability of additional funding.

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

Other Expense (Income)

All of our other expense (income) recognized in the three months ended March 31, 2019, consists of interest income, amortization of debt issuance costs and discount, interest expense, the warrant liabilities fair value adjustment, the derivative liability fair value adjustment, and the expense recognized for the extinguishment of debt.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Period-to-Period Change
Revenue	$64	$64	$—	—%
Operating expenses:
Research and development	9,684	5,326	4,358	81.8%
Selling, general and administrative	2,241	1,971	270	13.7%
Total operating expenses	11,925	7,297	4,628	63.4%
Loss from operations	(11,861)	(7,233)	(4,628)	64.0%
Other (income) expense:
Loss on debt extinguishment	814	—	814	—%
Amortization of debt issuance costs and discount	200	111	89	80.2%
Interest income	(281)	(167)	(114)	68.3%
Interest expense	367	379	(12)	(3.2)%
Warrant liabilities fair value adjustment	6,522	(3,554)	10,076	(283.5)%
Derivative liability fair value adjustment	3,425	—	3,425	—%
Total other expense (income):	11,047	(3,231)	14,278	(441.9)%
Net loss	$(22,908)	$(4,002)	$(18,906)	472.4%

Revenue. For the three months ended March 31, 2019, revenue remained consistent when compared to the three months ended March 31, 2018. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the three months ended March 31, 2019, research and development expenses increased to $9.7 million from $5.3 million for the three months ended March 31, 2018.  The increase of $4.4 million, or 82%, for the three months ended March 31, 2019 was primarily driven by a milestone payment made during the quarter to Merck upon initiation of the Phase 3 VVC registration study, an increase of $1.1 million in clinical development, and a net increase of $0.5 million in other research and development expenses, offset in part by a decrease of $0.5 million in chemistry, manufacturing, and controls (CMC) and a decrease of $0.7 million in preclinical development expense.

The $1.1 million increase in clinical development expense for the three months ended March 31, 2019, was primarily driven by an increase of $1.5 million in costs associated with the VANISH Phase 3 VVC registration program that initiated during the current quarter and an increase of $0.5 million in expense associated with our Phase 2 IA combination study (SCYNERGIA) initiated in the fourth quarter of 2018, offset in part by a $1.0 decrease in expense associated with our Phase 2 DOVE study that was substantially completed by the end of 2018.  The $0.5 million decrease in CMC for the three months ended March 31, 2019, was primarily driven by decreased costs associated with the development and manufacture of the liposomal IV formulation of ibrexafungerp.  The $0.7 million decrease in preclinical development was primarily driven by certain toxicology and other studies incurred in the comparable prior period.

Selling, General & Administrative. For the three months ended March 31, 2019, selling, general and administrative expenses increased to $2.2 million from $2.0 million for the three months ended March 31, 2018. The increase of $0.3 million, or 14%, for the three months ended March 31, 2019 was primarily driven by a $0.1 million increase in both professional and facility charges.

Loss on Debt Extinguishment.  For the three months ended March 31, 2019, we recognized a $0.8 million loss on debt extinguishment associated with the repayment of the term loan with Solar.  The $0.8 million loss recognized represents the difference between the reacquisition price and the net carrying value of the Solar debt.

Amortization of Debt Issuance Costs and Discount. During the three months ended March 31, 2019 and 2018, we recognized $0.2 million and $0.1 million in amortization of debt issuance costs and discount, respectively.  The debt issuance costs for the convertible debt in the 2019 period comprised an allocated portion of the advisory fee and other issuance costs associated with the Notes.  The discount in the 2018 period comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the previous loan agreement with Solar.

Interest Income. During the three months ended March 31, 2019 and 2018, we recognized $0.3 million and $0.2 million, respectively, in interest income associated with our short-term investments.  The increase in interest income was primarily due to the increase in interest rate returns earned on our short-term investments in comparison to the comparable period.

Interest Expense. For both the three months ended March 31, 2019 and 2018, we recognized $0.4 million in interest expense, primarily associated with the previous loan agreement with Solar.

Warrant Liabilities Fair Value Adjustment.  For the three months ended March 31, 2019, we recognized a loss of $6.5 million in the fair value adjustment related to the warrant liabilities primarily due to the increase in our stock price during the quarter.  For the three months ended March 31, 2018, we recognized a $3.6 million gain in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.

Derivative Liability Fair Value Adjustment.  For the three months ended March 31, 2019, we recognized a loss of $2.9 million in the fair value adjustment related to the derivative liability.  During the three months ended March 31, 2019, we recognized a $0.5 million charge associated with the write-off of the allocated debt issuance costs allocated to the derivative liability.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2019, we have funded our operations from net proceeds from debt and equity issuances and through revenue from development services. As of March 31, 2019, we had cash and cash equivalents and short-term investments of approximately $39.1 million, compared to $44.2 million as of December 31, 2018. The decrease in our cash and cash equivalents and short-term investments was primarily due to our continued development costs associated with our lead product candidate, ibrexafungerp. We have incurred net losses since our inception, including the three months ended March 31, 2019.  As of March 31, 2019, our accumulated deficit was $240.6 million.

We anticipate that we will continue to incur losses for at least the next several years. We expect our research and development expenses to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Shelf Registration, including the related at-market-facility entered into on August 31, 2018 with Cantor.  During the three months ended March 31, 2019, we sold 2,226,569 shares and received net proceeds of $2.5 million under our at-the-market facility.

Cash Flows

The following table sets forth the significant sources and uses of cash for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash, cash equivalents, and restricted cash, January 1	$11,767	$11,469
Net cash used in operating activities	(6,501)	(8,219)
Net cash provided by (used in) investing activities	6,597	(4,005)
Net cash provided by financing activities	1,415	28,306
Net increase in cash, cash equivalents, and restricted cash	1,511	16,082
Cash, cash equivalents, and restricted cash, March 31, 2019	$13,278	$27,551

Operating Activities

The $1.7 million decrease in net cash used in operating activities for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to the cash receipt of $6.7 million received during the three months ended March 31, 2019 for the sale of a portion of our New Jersey NOLs.  This cash receipt partially offset increases in costs associated with ibrexafungerp development efforts, including a development milestone payment made to Merck during the quarter.  We expect that our research and development expenses will increase as we pursue our ibrexafungerp development efforts and we expect we will continue to incur selling, general and administrative expenses to support our operations.

Net cash used in operating activities of $6.5 million for the three months ended March 31, 2019, primarily consisted of the $22.9 million net loss adjusted for non-cash charges that included the loss on change in fair value of the warrant liabilities of $6.5 million, the loss on change in fair value of the derivative liability of $3.4 million, and stock-based compensation expense of $0.5 million, plus a net favorable change in operating assets and liabilities of $5.0 million. The net favorable change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $1.4 million, offset in part by a decrease in prepaid expenses, other assets, and deferred costs of $6.4 million.  The $6.4 million decrease in prepaid expenses, other assets, and deferred costs was primarily due to the cash receipt of $6.7 million received during the three months ended March 31, 2019 for the sale of a portion of our New Jersey NOLs.

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

Investing Activities

Net cash provided by investing activities of $6.6 million for the three months ended March 31, 2019 consisted of purchases and maturities of short-term investments of $18.0 million and $24.6 million, respectively.

Net cash used in investing activities of $4.0 million for the three months ended March 31, 2018 consisted primarily of purchases and maturities of short-term investments of $16.0 million and $12.0 million, respectively.

Financing Activities

Net cash provided by financing activities of $1.4 million for the three months ended March 31, 2019, consisted of gross proceeds from common stock issued of $2.6 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.1 million.  Additionally, pursuant to the Note Purchase Agreement, we issued and sold to Puissance $16.0 million aggregate principal amount of our convertible senior notes, resulting in $14.7 million in net proceeds after deducting an advisory fee and other issuance costs, and we used the net proceeds to pay the remaining outstanding Solar term loan in full.  As part of the payment of the outstanding balance of the Solar term loan, we paid $0.8 million in debt extinguishment costs which comprised the remaining unamortized discount and issuance costs associated with the Solar term loan prior to repayment.

Net cash provided by financing activities of $28.3 million for the three months ended March 31, 2018, consisted of gross proceeds from common stock and warrants issued in our March 2018 public offering of $30.2 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $1.9 million.

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

Based upon our existing operating plan, we believe that our existing cash and cash equivalents, short-term investments, and the sale of a portion of our New Jersey NOLs, will enable us to fund our operating requirements past an anticipated NDA submission for acute VVC in the second half of 2020. We are continually evaluating our operating plan and assessing the optimal cash utilization for our ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

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

Our critical accounting policies, significant judgments, and estimates are described within Note 2 to our unaudited interim financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.	Exhibits.

Exhibit Number	Description of Document

2.1

Agreement pursuant to the Technology Business Tax Certificate Transfer Program.  (Filed with the SEC as Exhibit 2.1 to our current report on Form 8-K, filed with the SEC on January 8, 2019, SEC File No. 001-36365, and incorporated by reference here).

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

10.1

Senior Convertible Note Purchase Agreement, dated as of March 7, 2019, among SCYNEXIS, Inc., as Issuer, Puissance Capital Management, as the Investor (Filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 8, 2019, SEC File No 001-36365 and incorporated by reference here).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2019

By:	/s/ Eric Francois
Eric Francois
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 8, 2019