Form 10-Q
period 2019-06-30
SCYNEXIS INC
filed 2019-08-07
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 1, 2019, there were 55,708,213 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$19,150	$11,439
Short-term investments	16,080	32,718
Prepaid expenses and other current assets	858	7,251
Restricted cash	55	55
Total current assets	36,143	51,463
Other assets	812	812
Deferred offering costs	102	106
Restricted cash	273	273
Property and equipment, net	460	516
Operating lease right-of-use asset (See Note 7)	3,284	—
Total assets	$41,074	$53,170
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,806	$3,653
Accrued expenses	3,414	2,103
Deferred revenue	—	121
Operating lease liability, current portion (See Note 7)	28	—
Total current liabilities	7,248	5,877
Warrant liabilities	5,459	986
Loan payable expected to be refinanced	—	15,082
Convertible debt and derivative liability (See Note 6)	14,592	—
Operating lease liability (See Note 7)	3,373	—
Total liabilities	30,672	21,945
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of June 30, 2019 and December 31, 2018; 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized as of June 30, 2019, and 125,000,000 shares authorized as of December 31, 2018; 54,520,131 and 47,971,989 shares issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	54	48
Additional paid-in capital	259,377	248,895
Accumulated deficit	(249,029)	(217,718)
Total stockholders’ equity	10,402	31,225
Total liabilities and stockholders’ equity	$41,074	$53,170

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$57	$64	$121	$129
Operating expenses:
Research and development	8,474	5,599	18,158	10,925
Selling, general and administrative	2,779	2,123	5,021	4,094
Total operating expenses	11,253	7,722	23,179	15,019
Loss from operations:	(11,196)	(7,658)	(23,058)	(14,890)
Other (income) expense:
Loss on extinguishment of debt	231	—	1,045	—
Amortization of debt issuance costs and discount	373	99	573	212
Interest income	(233)	(271)	(513)	(437)
Interest expense	209	397	574	776
Warrant liabilities fair value adjustment	(2,049)	2,874	4,473	(680)
Derivative liability fair value adjustment	(1,324)	—	2,101	—
Total other (income) expense:	(2,793)	3,099	8,253	(129)
Net loss	$(8,403)	$(10,757)	$(31,311)	$(14,761)
Net loss per share - basic and diluted	$(0.16)	$(0.23)	$(0.61)	$(0.37)
Weighted average common shares outstanding - basic and diluted	53,277,660	46,843,524	51,308,557	40,247,917

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(31,311)	$(14,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59	2
Stock-based compensation expense	938	893
Accretion of investment discount	(89)	(122)
Amortization of debt issuance costs and discount	573	212
Change in fair value of warrant liabilities	4,473	(680)
Change in fair value of derivative liability	2,101	—
Amortization of operating lease right-of-use asset	81	—
Loss on extinguishment of debt	1,045	—
Changes in operating assets and liabilities:
Prepaid expenses, deferred costs, and other	6,504	(200)
Accounts payable, accrued expenses, and other	1,488	(1,332)
Deferred revenue	(121)	(129)
Net cash used in operating activities	(14,259)	(16,117)
Cash flows from investing activities:
Maturities of investments	43,202	30,156
Purchases of property and equipment	—	(410)
Purchases of investments	(26,585)	(46,082)
Net cash provided by (used in) investing activities	16,617	(16,336)
Cash flows from financing activities:
Proceeds from common stock issued	6,761	30,192
Payments of offering costs and underwriting discounts and commissions	(203)	(2,131)
Proceeds from employee stock purchase plan issuance	21	20
Proceeds from senior convertible notes	16,000	—
Payments of senior convertible notes issuance costs	(1,253)	—
Payment of loan payable expected to be refinanced	(15,973)	—
Net cash provided by financing activities	5,353	28,081
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,711	(4,372)
Cash, cash equivalents, and restricted cash at beginning of period	11,767	11,469
Cash, cash equivalents, and restricted cash at end of period	$19,478	$7,097
Supplemental cash flow information:
Cash paid for interest	$411	$901
Cash received for interest	$540	$359
Noncash financing and investing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$3,365	$—
Deferred offering costs reclassified to additional-paid-in capital	$4	$84
Common stock issued for settlement of senior convertible notes	$2,984	$—

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

The Company has incurred losses and negative cash flows from operations since its initial public offering ("IPO") in May 2014 and expects to continue to incur losses.  The Company's liquidity over the next 12 months could be materially affected by, among other things: its ability to raise capital through equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements, key ibrexafungerp development and regulatory events, costs related to its development of ibrexafungerp, and other factors.  The Company believes it is probable that its existing cash, cash equivalents, and short-term investments will provide sufficient funds to enable it to meet its obligations for at least the next 12 months.  The Company anticipates it may need to raise additional capital in order to continue to execute its operating plan thereafter. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is not able to secure additional funding when needed, it may have to delay, reduce the scope of or eliminate one or more of its clinical trials or research and development programs or make changes to its operating plan.

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

•

a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $25.0 million of the Company's common stock that may be issued and sold under a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”).  Pursuant to the Sales Agreement, the Company may sell from time to time, at its option, up to an aggregate of $25.0 million of the Company’s common stock, through Cantor, as sales agent.  Pursuant to the Sales Agreement, sales of the common stock, if any, will be made under the Company’s effective Shelf Registration; and

•

a warrant prospectus covering the offering, issuance, and sale of the Company’s common stock issuable upon the exercise of warrants, consisting of (i) warrants to purchase 4,218,750 shares of the Company’s common stock at an exercise price of $3.00 per share originally issued by the Company on June 24, 2016, (ii) warrants to purchase 13,198,075 shares of the Company’s common stock at an exercise price of $1.85 per share originally issued by the Company on March 8, 2018, and (iii) warrants to purchase 7,988,175 shares of the Company’s common stock at an exercise price of $2.00 per share originally issued by the Company on March 8, 2018.  The warrants to purchase 13,198,075 shares of the Company’s common stock expired on March 14, 2019.  Upon full exercise for cash of the warrants outstanding on June 30, 2019, the holders of the warrants would pay the Company an aggregate of approximately $28.6 million.  See Note 8 for further details.

The common stock that may be offered, issued and sold by the Company under the Sales Agreement is included in the $175.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the Sales Agreement with Cantor, any portion of the $25.0 million included in the Sales Agreement that is not sold pursuant to the Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.  As of June 30, 2019, approximately $167.1 million of securities registered under the base prospectus are available to be offered, issued and sold by the Company.

Unaudited Interim Financial Information

The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results for the full year or the results for any future periods. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC") on March 14, 2019.

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

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2019 and 2018, as the result would be anti-dilutive:

	Three and Six Months Ended June,
	2019	2018
Warrants to purchase Series C-1 Preferred	—	14,033
Warrants to purchase common stock associated with Solar Capital Ltd. loan agreement	122,435	122,435
Warrants to purchase common stock associated with June 2016 public offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 public offering - Series 1	—	13,313,625
Warrants to purchase common stock associated with March 2018 public offering - Series 2	7,988,175	7,988,175
Outstanding stock options	5,578,978	4,076,415
Outstanding restricted stock units	967,227	101,425
Common stock associated with 6% convertible senior notes	11,382,000	—
Total	30,257,565	29,834,858

Convertible Debt and Derivative Liability

In connection with the Company’s issuance of its 6.0% Convertible Senior Notes due 2025 (the “Notes”), the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging.  The convertible debt and the derivative liability associated with the Notes are presented in total on the unaudited balance sheet as the convertible debt and derivative liability.  The convertible debt is carried at amortized cost.  The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense.

Amortization of Debt Issuance Costs and Discount

The Company’s convertible debt is recorded net of debt issuance costs which comprised issuance costs and an advisory fee.  The portion of the debt issuance costs allocated to the convertible debt, based on the amount of proceeds allocated between the convertible debt and the derivative liability, is being amortized over the term of the convertible debt using the effective interest method in addition to the discount initially recognized for the fair value of the bifurcated derivative liability from the convertible debt.  Debt issuance costs allocated to the derivative liability were included in other expense as a component of the fair value adjustment for the six months ended June 30, 2019.  The Company's previous term loan with Solar Capital Ltd. (“Solar”), which was paid in full during the three months ended March 31, 2019 (see Note 6), was recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the term loan. The resulting debt discount was being amortized over the term of the term loan using the straight-line method, which approximates the effective interest method.  The amortization of debt issuance costs and discount is included in the accompanying unaudited statements of operations.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  The Company is currently evaluating the impact ASU 2016-13 will have on its financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820, Fair Value Measurement. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2018-13 will have on its financial statements.

3.	Short-term Investments

The following table summarizes the held-to-maturity securities held at June 30, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2018
U.S. government securities	$14,946	$14	$(15)	$14,945
Commercial paper	8,772	—	—	8,772
Overnight repurchase agreement	9,000	—	—	9,000
Total short-term investments	$32,718	$14	$(15)	$32,717

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2019
U.S. government securities	$10,486	$10	$(6)	$10,490
Commercial paper	2,094	—	—	2,094
Overnight repurchase agreement	3,500	—	—	3,500
Total short-term investments	$16,080	$10	$(6)	$16,084

All held-to-maturity short-term investments at June 30, 2019 and December 31, 2018 will mature in less than one year.  The gross unrealized gains and losses for the Company's commercial paper and overnight repurchase agreement are not significant.  The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid research and development services	$236	$245
Prepaid insurance	470	200
Other prepaid expenses	97	20
NOL sale receivable	—	6,732
Other current assets	55	54
Total prepaid expenses and other current assets	$858	$7,251

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued research and development expenses	$2,097	$587
Accrued employee bonus compensation	684	1,197
Employee withholdings	22	21
Other accrued expenses	611	298
Total accrued expenses	$3,414	$2,103

6.	Borrowings

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

As of June 30, 2019, the Company's $14.6 million in convertible debt and derivative liability consists of the convertible debt balance of $7.7 million presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.6 million and the bifurcated embedded conversion option derivative liability of $6.9 million.  In connection with the Company’s issuance of its Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock.  Debt issuance costs of $0.6 million initially allocated to the derivative liability were written off upon issuance of the Notes and were recognized in the loss on the fair value adjustment for the derivative liability for the three months ended March 31, 2019.  For the three and six months ended June 30, 2019, the Company recognized a $1.3 million gain and a $2.1 million loss on the fair value adjustments for the derivative liability, respectively, and recognized $0.4 million and $0.5 million in amortization of debt issuance costs and discount for the three and six months ended June 30, 2019, respectively, related to the Notes.

In April 2019, Puissance converted $2.0 million of the Notes for 1,626,000 shares of common stock.  Upon conversion of the $2.0 million of the Notes, the Company recognized a $0.2 million extinguishment loss which represents the difference between the total net carrying amount of the convertible debt and derivative liabilities of $2.8 million and the fair value of the consideration issued of $3.0 million.

The Company estimated the fair value of the convertible debt and derivative liability using a binomial lattice valuation model and Level 3 inputs. At June 30, 2019, the fair value of the senior convertible notes is $15.0 million.

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

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$166	$332
Variable lease cost	8	17
Total operating lease expense	$174	$349

Cash paid for amounts included in the measurement of operating lease liability	$55	$219

		June 30, 2019
Remaining Lease term (years)		10.08
Discount rate		15%

Rent expense was approximately $0.1 million for both the three and six months ended June 30, 2018.  Future minimum lease payments for the Lease as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

December 31, 2018
2019	$498
2020	508
2021	518
2022	529
2023	716
Thereafter	4,203
Total	$6,972

June 30, 2019
2019	$279
2020	507
2021	517
2022	527
2023	715
Thereafter	4,263
Total	$6,808

The presentation of the operating lease liability and right-of-use asset as of June 30, 2019 and January 1, 2019 are as follows (in thousands):

	June 30, 2019	January 1, 2019
Present value of future minimum lease payments	$3,401	$3,368

Operating lease liability, current portion	$28	$23
Operating lease liability, long-term portion	3,373	3,345
Total operating lease liability	$3,401	$3,368

Difference between future minimum lease payments and discounted cash flows	$3,407	$3,604

Operating lease right-of-use asset	$3,284	$3,365

License Arrangement with Potential Future Expenditures

As of June 30, 2019, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalty percentages are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the "Deferred Milestone"). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, the Company entered into second and third amendments, respectively, to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019.  The milestone payment was recognized in the unaudited statement of operations in research and development expense for the six months ended June 30, 2019 and is included in cash used in operating activities on the statement of cash flows.

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

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 250,000,000 shares as of June 30, 2019, and 125,000,000 as of December 31, 2018; 54,520,131 and 47,971,989 shares were issued and outstanding at June 30, 2019, and December 31, 2018, respectively.  On June 18, 2019, the Company's stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 125,000,000 to 250,000,000.  The following table summarizes common stock share activity for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30, 2018
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2018	46,843,441	$47	$246,049	$(209,252)	$36,844
Net loss	—	—	—	(10,757)	(10,757)
Stock-based compensation expense	—	—	468	—	468
Common stock issued for vested restricted stock units	631	—	—	(2)	(2)
Balance, June 30, 2018	46,844,072	$47	$246,517	$(220,011)	$26,553

	Six Months Ended June 30, 2018
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	28,971,651	$29	$226,631	$(205,250)	$21,410
Net loss	—	—	—	(14,761)	(14,761)
Stock-based compensation expense	—	—	893	—	893
Common stock issued through employee stock purchase plan	13,591	—	20	—	20
Common stock issued, net of expenses	17,852,193	18	18,980	—	18,998
Common stock issued for vested restricted stock units	6,637	—	(7)	—	(7)
Balance, June 30, 2018	46,844,072	$47	$246,517	$(220,011)	$26,553

	Three Months Ended June 30, 2019
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2019	50,232,429	$50	$251,906	$(240,626)	$11,330
Net loss	—	—	—	(8,403)	(8,403)
Stock-based compensation expense	—	—	446	—	446
Common stock issued, net of expenses	2,660,909	2	4,044	—	4,046
Common stock issued for April 2019 conversion of Notes	1,626,000	2	2,982	—	2,984
Common stock issued for vested restricted stock units	793	—	(1)	—	(1)
Balance, June 30, 2019	54,520,131	$54	$259,377	$(249,029)	$10,402

	Six Months Ended June 30, 2019
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2018	47,971,989	$48	$248,895	$(217,718)	$31,225
Net loss	—	—	—	(31,311)	(31,311)
Stock-based compensation expense	—	—	938	—	938
Common stock issued through employee stock purchase plan	19,259	—	21	—	21
Common stock issued, net of expenses	4,887,478	6	6,550	—	6,556
Common stock issued for April 2019 conversion of Notes	1,626,000	2	2,982	—	2,984
Common stock issued for vested restricted stock units	15,405	(2)	(9)	—	(11)
Balance, June 30, 2019	54,520,131	$54	$259,377	$(249,029)	$10,402

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2019	December 31, 2018
Outstanding stock options	5,578,978	4,052,913
Outstanding restricted stock units	967,227	111,891
Outstanding Series C-1 Preferred warrants	—	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 Public Offering - Series 1	—	13,198,075
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	7,988,175	7,988,175
Warrants to purchase common stock associated with Loan Agreement	122,435	122,435
For possible future issuance for the conversion of the 6% senior convertible notes	11,382,000	—
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	265,156	612,018
For possible future issuance under Employee Stock Purchase Plan (Note 9)	91,819	81,667
For possible future issuance under 2015 Inducement Plan (Note 9)	315,500	5,000
Total common shares reserved for future issuance	30,930,040	30,404,957

Derivative Liability

In connection with the Company’s issuance of its Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging.  The convertible debt and derivative liability associated with the Notes are presented in total on the accompanying unaudited balance sheet as the convertible debt and derivative liability.  The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense.  For the three and six months ended June 30, 2019, the Company recorded a gain of $1.3 million and a loss of $2.1 million due to the change in fair value of the derivative liability.  In April 2019, Puissance converted $2.0 million of the Notes for 1,626,000 shares of common stock.

Warrants Associated with June 2016 and March 2018 Public Offerings

The outstanding warrants associated with the June 2016 and March 2018 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations.  During the three months ended June 30, 2019 and 2018, the Company recorded a gain of $2.0 million and a loss of $2.9 million, respectively, due to the change in fair value of the warrant liabilities.  For the six months ended June 30, 2019 and 2018, the Company recorded a loss of $4.5 million and a gain of $0.7 million, respectively, due to the change in fair value of the warrant liabilities.  As of June 30, 2019, the fair value of the warrant liabilities was $5.5 million.

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

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan, or 2014 Plan, on January 1, 2019 and 2018, the Company automatically added 1,918,879 and 1,158,866 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of June 30, 2019, there were 265,156 shares of common stock available for future issuance under the 2014 Plan.

On June 9, 2019, the Company’s board of directors amended the 2015 Inducement Plan, or 2015 Plan, and the share reserve for the 2015 Plan was increased from 450,000 to 900,000 shares of common stock.  During the six months ended June 30, 2019, the Company granted 115,000 options of the Company’s common stock under the 2015 Plan.  As of June 30, 2019, there were 315,500 shares of common stock available for future issuance under the 2015 Plan.  During the year ended December 31, 2018, there were no granted options of the Company's common stock under the 2015 Plan.  As of December 31, 2018, there were 5,000 shares of common stock available for future issuance under the 2015 Plan.

The activity for the Company’s 2009 Stock Option Plan, 2014 Plan, and 2015 Plan, for the six months ended June 30, 2019, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2018	4,052,913	$4.37	7.23	$—
Granted	1,614,500	$1.26
Exercised	—	$—
Forfeited/Cancelled	(88,435)	$6.80
Outstanding — June 30, 2019	5,578,978	$3.43	7.63	$169
Exercisable — June 30, 2019	2,928,163	$4.96	6.40	$89
Vested or expected to vest — June 30, 2019	5,578,978	$3.43	7.63	$169

Restricted stock unit ("RSU") activity under the 2014 Plan and 2015 Plan for the six months ended June 30, 2019, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2018	111,891	$2.06
Granted	927,500	$1.37
Vested	(23,840)	$2.27
Forfeited/Cancelled	(48,324)	$1.46
Non-vested at June 30, 2019	967,227	$1.42

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

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the Company’s 2014 Employee Stock Purchase Plan, or ESPP, was $0.4 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, and $0.9 million for each of the six months ended June 30, 2019 and 2018.  The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for both the three and six months ended June 30, 2019 and 2018. Cash received from options exercised was zero for both the three and six months ended June 30, 2019, and 2018.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$165	$129	$323	$237
Selling, general and administrative	281	339	615	656
Total	$446	$468	$938	$893

10.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of June 30, 2019 and December 31, 2018 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Cash	$213	$213	—	—
Restricted cash	328	328	—	—
Money market funds	11,226	11,226	—	—
Total assets	$11,767	$11,767	—	—

Warrant liabilities	$986	—	—	$986
Total liabilities	$986	—	—	$986

June 30, 2019
Restricted cash	$328	$328	—	—
Money market funds	19,150	19,150	—	—
Total assets	$19,478	$19,478	—	—

Warrant liabilities	$5,459	—	—	$5,459
Derivative liability	6,860	—	—	6,860
Total liabilities	$12,319	—	—	$12,319

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

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance - January 1, 2019	$986
Loss adjustment to fair value	4,473
Balance - June 30, 2019	$5,459

Derivative Liability
Balance - January 1, 2019	$—
Bifurcated embedded conversion option associated with Notes	6,960
Loss adjustment to fair value	1,556
Adjustment for April 2019 conversion of Notes	(1,656)
Balance - June 30, 2019	$6,860

11.	Subsequent Events

In July 2019, the Company incorporated SCYNEXIS Pacific Pty Ltd, a wholly-owned subsidiary of the Company, in Sydney, Australia, for the initial purpose of conducting certain clinical trials and other research and development activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

Overview

SCYNEXIS, Inc. is a biotechnology company committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative therapies. We are developing our lead product candidate, ibrexafungerp, formerly known as SCY-078, as the first representative of a novel oral and intravenous (IV) triterpenoid antifungal family in clinical development for the treatment of several serious fungal infections, including vulvovaginal candidiasis (VVC), invasive aspergillosis (IA), invasive candidiasis (IC), and refractory invasive fungal infections (rIFI).  VVC, commonly known as “vaginal yeast infection,” is the second-most common cause of vaginitis and is usually caused by Candida species.  IA is a serious fungal infection caused by Aspergillus species and is reported to be the leading cause of infection-caused death in immunocompromised patients.  IC is a serious fungal infection caused by various Candida species and occurs in immunocompromised patients.  rIFIs are severe fungal infections, often caused by multidrug-resistant pathogens, including Candida auris, resulting in high mortality rates.

Ibrexafungerp is a structurally distinct glucan synthase inhibitor that has been shown to be effective in vitro and in vivo against a broad range of human fungal pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple studies. The U.S. Food and Drug Administration (FDA) has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for the formulations of ibrexafungerp for the indications of VVC (including prevention of recurrent VVC), IC (including candidemia), and IA, and has granted Orphan Drug designations for the IC and IA indications.  These designations may provide us with additional market exclusivity and expedited regulatory paths. Recognizing that our agent belongs to a new class of antifungals, the World Health Organization’s International Non-Proprietary Name group created a new naming stem (“-fungerp”) and selected the name “ibrexafungerp” for SCY-078 in July 2018, and the United States Adopted Names Council (USAN Council) adopted “ibrexafungerp” as a USAN in February 2019.  We continue to accelerate and expand our clinical programs by leveraging the versatility of the ibrexafungerp platform and by focusing on indications with significant unmet needs and considerable commercial opportunity.

Ibrexafungerp Development Update

The VANISH Phase 3 program designed to evaluate oral ibrexafungerp for the treatment of VVC comprises two Phase 3 multi-center, randomized, double-blind, placebo-controlled, studies (VANISH 303 and 306).  We expect VANISH 303 (conducted in U.S. centers) and VANISH 306 (conducted in U.S. and European centers) to each enroll approximately 350 patients.  Enrollment in the VANISH 303 study is exceeding expectations, and we now anticipate reporting top-line data for this U.S. study in the first quarter of 2020.  Enrollment in the VANISH 306 study is progressing as planned and we expect to report top-line data for this global study in the second quarter of 2020. Pending a positive outcome from these two trials, we anticipate submitting a new drug application (NDA) for oral ibrexafungerp for the treatment of VVC in the second half of 2020.

In July 2019, we announced that we reached an agreement with the FDA under a Special Protocol Assessment (SPA) on the design, trial population, endpoints and statistical analysis of the pivotal Phase 3 clinical trial of oral ibrexafungerp for the prevention of recurrent VVC (the CANDLE study). This SPA provides agreement with the FDA that the Phase 3 protocol design adequately addresses efficacy objectives that, if met, would form the primary basis of a regulatory submission for approval of oral ibrexafungerp for the prevention of recurrent VVC, an indication with no FDA-approved therapies. Enrollment in the CANDLE study is expected to commence in the third quarter of 2019.

The CANDLE study is a Phase 3, multi-center, randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral ibrexafungerp compared to placebo in female patients with recurrent VVC (defined as three or more episodes of VVC in the past 12 months, including the episode at screening). The primary endpoint of the study is efficacy as measured by the percentage of patients with no recurrences of VVC, up through their test-of-cure (TOC) evaluation at week 24. Secondary endpoints of the study include evaluation of VVC recurrences at other time points, time to first recurrence, mycological eradication and quality of life assessments. All patients in the CANDLE study will initially receive three doses of oral fluconazole to treat their acute VVC episode present at screening. Patients who respond to oral fluconazole for their acute VVC episode will be enrolled in the prevention of recurrence phase of the study and randomized to oral ibrexafungerp (300mg BID for one day) or placebo, given once per month for a total of six treatment days. Patients who fail to sufficiently respond to fluconazole treatment for their acute VVC episode will be included in a nested open-label sub-study, in which they will be offered one day of oral ibrexafungerp treatment (300mg BID) for their unresolved VVC infection.  The CANDLE study, which is being conducted in female patients age 12 years and older living with recurrent VVC, is expected to enroll approximately 320 subjects from approximately 50 global centers, many of which are already enrolling patients in our VANISH Phase 3 program. Pending successful completion of this trial, we anticipate submitting a supplemental NDA for the prevention of recurrent VVC in 2021.

Enrollment is ongoing in our refractory invasive fungal infection (rIFI) program, which comprises two open-label Phase 3 studies (FURI and CARES) designed to support a potential future NDA submission through the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD).  Positive clinical findings from these studies have so far reinforced the potential role of oral ibrexafungerp as a novel therapy to combat severe and difficult-to-treat fungal infections, including multidrug-resistant Candida auris.  Enrollment is also ongoing in our Phase 2 study, a randomized, double-blind trial assessing the safety and efficacy of two arms (oral ibrexafungerp in combination with voriconazole versus voriconazole alone) in patients with IA (the SCYNERGIA study).

In June 2019, we presented at the American Society for Microbiology (ASM) Microbe 2019, which included a total of nine presentations of data which further highlight the potent activity of ibrexafungerp against difficult-to-treat and/or multidrug-resistant pathogens, such as Candida auris, Candida glabrata, and Pneumocystis pneumonia.  The activity of ibrexafungerp was tested against many Candida strains resistant to echinocandins, the current standard of care for these infections, and potent activity of ibrexafungerp was observed.

In May 2019, we announced that we successfully completed the nonclinical toxicology evaluations that are required by regulatory authorities, including the FDA, to support long-term administration in human clinical trials. The toxicology studies were conducted in rodent and non-rodent species for six and nine months, respectively.  The results of these long-term toxicology studies further support the safety profile of ibrexafungerp, allowing for patients enrolled in clinical trials to receive oral ibrexafungerp for an extended period of time, and enabling its potential development as a prophylactic agent and as a treatment for chronic fungal infections. In addition, these long-term toxicology results, together with the full reproductive and developmental toxicology program, complete the core nonclinical toxicology package necessary to support our NDA for the treatment of VVC planned for submission in the second half of 2020.

Corporate Update

On June 18, 2019, following approval by our stockholders, we filed an amendment to our Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 125,000,000 to 250,000,000.

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016 and March 2018.  As of June 30, 2019, we had received an aggregate of $141.2 million in net proceeds from the issuance of our common stock and warrants in these four offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $35.2 million as of June 30, 2019.

We have incurred net losses since our inception, including the year ended December 31, 2018, and the six months ended June 30, 2019.  As of June 30, 2019, our accumulated deficit was $249.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will significantly increase as we continue to execute our research and drug development strategy, specifically for our Phase 3 VVC registration program.  We also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registration, including the related at-the-market facility entered into on August 31, 2018 with Cantor Fitzgerald & Co. (Cantor).

We are an emerging growth company.  Under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time that those standards apply to private companies. We have irrevocably elected not to adopt this exemption from new or revised accounting standards, and therefore, we are subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

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

Other Expense (Income)

All of our other expense (income) recognized in the three and six months ended June 30, 2019, consists of interest income, amortization of debt issuance costs and discount, interest expense, the warrant liabilities fair value adjustment, the derivative liability fair value adjustment, and the expense recognized for the extinguishment of debt.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Period-to-Period Change
Revenue	$57	$64	$(7)	(10.9)%
Operating expenses:
Research and development	8,474	5,599	2,875	51.3%
Selling, general and administrative	2,779	2,123	656	30.9%
Total operating expenses	11,253	7,722	3,531	45.7%
Loss from operations	(11,196)	(7,658)	(3,538)	46.2%
Other (income) expense:
Loss on debt extinguishment	231	—	231	—%
Amortization of debt issuance costs and discount	373	99	274	276.8%
Interest income	(233)	(271)	38	(14.0)%
Interest expense	209	397	(188)	(47.4)%
Warrant liabilities fair value adjustment	(2,049)	2,874	(4,923)	(171.3)%
Derivative liability fair value adjustment	(1,324)	—	(1,324)	—%
Total other (income) expense:	(2,793)	3,099	(5,892)	(190.1)%
Net loss	$(8,403)	$(10,757)	$2,354	(21.9)%

Revenue. For the three months ended June 30, 2019, revenue remained consistent when compared to the three months ended June 30, 2018. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the three months ended June 30, 2019, research and development expenses increased to $8.5 million from $5.6 million for the three months ended June 30, 2018.  The increase of $2.9 million, or 51%, for the three months ended June 30, 2019 was primarily driven by an increase of $3.2 million in clinical development costs, an increase of $0.4 million in chemistry, manufacturing, and controls (CMC) costs, a net increase in other research and development costs of $0.6 million, offset in part by a decrease of $1.3 million in preclinical development expense.

The $3.2 million increase in clinical development expense for the three months ended June 30, 2019, was primarily driven by an increase of $3.2 million in costs associated with the ongoing VANISH Phase 3 VVC program, an increase of $1.0 million in expense associated with startup costs for the CANDLE study, an increase of $0.3 million in expense associated with our ongoing SCYNERGIA study, and a net increase in other clinical related expenses of $0.1 million.  The increase was offset in part by a $0.4 million decrease in expense associated with our Phase 2b, dose-finding study (the DOVE study) evaluating oral ibrexafungerp for the treatment of VVC that was substantially completed by the end of 2018, a decrease of $0.8 million in expense associated with the initiation and completion of a Phase 1 study evaluating the pharmacokinetics, safety, and tolerability of oral ibrexafungerp in healthy subjects during the three months ended June 30, 2018, and a decrease of $0.2 million in costs associated with our FURI study from the previous comparable period.  The $0.4 million increase in CMC for the three months ended June 30, 2019, was primarily driven by increased costs associated with the development and manufacture of drug product for ongoing and planned clinical studies.  The $1.3 million decrease in preclinical development was primarily driven by certain toxicology and other studies incurred in the comparable prior period.

Selling, General & Administrative. For the three months ended June 30, 2019, selling, general and administrative expenses increased to $2.8 million from $2.1 million for the three months ended June 30, 2018. The increase of $0.7 million, or 31%, for the three months ended June 30, 2019 was primarily driven by a $0.4 million increase in business development costs recognized during the three months ended June 30, 2019.

Loss on Debt Extinguishment.  For the three months ended June 30, 2019, we recognized a $0.2 million loss on debt extinguishment associated with the conversion of a portion of our convertible debt in April 2019.

Amortization of Debt Issuance Costs and Discount. During the three months ended June 30, 2019 and 2018, we recognized $0.4 million and $0.1 million in amortization of debt issuance costs and discount, respectively.  The 2019 debt issuance costs and discount comprised an allocated portion of the advisory fee and other issuance costs associated with our convertible debt and the fair value of the bifurcated derivative liability.  The 2018 debt issuance costs comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the previous loan agreement with Solar.

Interest Income. During the three months ended June 30, 2019 and 2018, we recognized $0.2 million and $0.3 million, respectively, in interest income associated with our short-term investments.

Interest Expense. For the three months ended June 30, 2019 and 2018, we recognized $0.2 million and $0.4 million, respectively, in interest expense.  The decrease from the prior comparable period is primarily due to the interest expense recognized for the previous loan agreement with Solar.

Warrant Liabilities Fair Value Adjustment.  For the three months ended June 30, 2019, we recognized a gain of $2.0 million in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.  For the three months ended June 30, 2018, we recognized a $2.9 million loss in the fair value adjustment related to the warrant liabilities primarily due to the increase in our stock price during the quarter.

Derivative Liability Fair Value Adjustment.  For the three months ended June 30, 2019, we recognized a gain of $1.3 million in the fair value adjustment related to the derivative liability primarily due to the decrease in our stock price during the quarter.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018, together with the changes in those items in dollars and percentage (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	Period-to-Period Change
Revenue	$121	$129	$(8)	(6.2)%
Operating expenses:
Research and development	18,158	10,925	7,233	66.2%
Selling, general and administrative	5,021	4,094	927	22.6%
Total operating expenses	23,179	15,019	8,160	54.3%
Loss from operations	(23,058)	(14,890)	(8,168)	54.9%
Other (income) expense:
Loss on extinguishment of debt	1,045	—	1,045	—%
Amortization of debt issuance costs and discount	573	212	361	170.3%
Interest income	(513)	(437)	(76)	17.4%
Interest expense	574	776	(202)	(26.0)%
Warrant liabilities fair value adjustment	4,473	(680)	5,153	(757.8)%
Derivative liability fair value adjustment	2,101	—	2,101	—%
Total other (income) expense:	8,253	(129)	8,382	(6,497.7)%
Net loss	$(31,311)	$(14,761)	$(16,550)	112.1%

Revenue. For the six months ended June 30, 2019, revenue remained consistent when compared to the six months ended June 30, 2018. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the six months ended June 30, 2019, research and development expenses increased to $18.2 million from $10.9 million for the six months ended June 30, 2018.  The increase of $7.2 million, or 66%, for the six months ended June 30, 2019 was primarily driven by a milestone payment made during the quarter to Merck upon initiation of the Phase 3 VVC registration study, an increase of $4.2 million in clinical development, and a net increase of $1.0 million in other research and development expenses, offset in part by a decrease of $2.0 million in preclinical development expense.

The $4.2 million increase in clinical development expense for the six months ended June 30, 2019, was primarily driven by an increase of $4.6 million in costs associated with the VANISH Phase 3 VVC program that initiated during the first quarter of 2019 and an increase of $1.0 million associated with startup costs for the CANDLE study, an increase of $0.9 million in expense associated with our SCYNERGIA study, offset in part by a $1.3 million decrease in expense associated with our DOVE study that was substantially completed by the end of 2018, a decrease of $0.2 million in costs associated with our FURI study, and a decrease of $0.8 million in expense associated with the initiation and completion of a Phase 1 study evaluating the pharmacokinetics, safety, and tolerability of oral ibrexafungerp in healthy subjects during the six months ended June 30, 2018.

The $2.0 million decrease in preclinical development was primarily driven by certain toxicology and other studies incurred in the comparable prior period.

Selling, General & Administrative. For the six months ended June 30, 2019, selling, general and administrative expenses increased to $5.0 million from $4.1 million for the six months ended June 30, 2018. The increase of $0.9 million, or 23%, for the six months ended June 30, 2019 was primarily driven by a $0.4 million increase in business development costs and a $0.2 million increase in facility costs recognized during the six months ended June 30, 2019.

Loss on Debt Extinguishment.  For the six months ended June 30, 2019, we recognized a $0.8 million loss on debt extinguishment associated with the repayment of the term loan with Solar and a $0.2 million loss on debt extinguishment upon the conversion of a portion of our convertible debt in April 2019.  The $0.8 million and $0.2 million loss amounts recognized during the six months ended June 30, 2019 represent the difference between the reacquisition prices and the net carrying values of the Solar and convertible debt balances extinguished, respectively.

Amortization of Debt Issuance Costs and Discount. During the six months ended June 30, 2019 and 2018, we recognized $0.6 million and $0.2 million in amortization of debt issuance costs and discount, respectively.  The 2019 debt issuance costs and discount comprised an allocated portion of the advisory fee and other issuance costs associated with our convertible debt and the fair value of the bifurcated derivative liability.  The 2018 debt issuance costs comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the previous loan agreement with Solar.

Interest Income. During the six months ended June 30, 2019 and 2018, we recognized $0.5 million and $0.4 million, respectively, in interest income associated with our short-term investments.  The increase in interest income was primarily due to the increase in interest rate returns earned on our short-term investments in comparison to the comparable period.

Interest Expense. For the six months ended June 30, 2019 and 2018, we recognized $0.6 million and $0.8 million in interest expense, primarily associated with our convertible debt and the previous loan agreement with Solar.

Warrant Liabilities Fair Value Adjustment.  For the six months ended June 30, 2019, we recognized a loss of $4.5 million in the fair value adjustment related to the warrant liabilities primarily due to the increase in our stock price during the period.  For the six months ended June 30, 2018, we recognized a $0.7 million gain in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the period.

Derivative Liability Fair Value Adjustment.  For the six months ended June 30, 2019, we recognized a loss of $2.1 million in the fair value adjustment related to the derivative liability primarily due to the increase in our stock price from the initial recognition of the derivative liability.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2019, we have funded our operations from net proceeds from debt and equity issuances and through revenue from development services. As of June 30, 2019, we had cash and cash equivalents and short-term investments of approximately $35.2 million, compared to $44.2 million as of December 31, 2018. The decrease in our cash and cash equivalents and short-term investments was primarily due to our continued development costs associated with our lead product candidate, ibrexafungerp. We have incurred net losses since our inception, including the six months ended June 30, 2019.  As of June 30, 2019, our accumulated deficit was $249.0 million.

We anticipate that we will continue to incur losses for at least the next several years. We expect our research and development expenses to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registration, including the related at-market-facility entered into on August 31, 2018 with Cantor.  During the six months ended June 30, 2019, we sold 4,887,478 shares and received net proceeds of $6.6 million under our at-the-market facility.

Cash Flows

The following table sets forth the significant sources and uses of cash for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash, cash equivalents, and restricted cash, January 1	$11,767	$11,469
Net cash used in operating activities	(14,259)	(16,117)
Net cash provided by (used in) investing activities	16,617	(16,336)
Net cash provided by financing activities	5,353	28,081
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,711	(4,372)
Cash, cash equivalents, and restricted cash, June 30, 2019	$19,478	$7,097

Operating Activities

The $1.9 million decrease in net cash used in operating activities for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to the cash receipt of $6.7 million received during the six months ended June 30, 2019 for the sale of a portion of our New Jersey NOLs in addition to at-the-market proceeds received during the period which partially offset costs associated with ibrexafungerp development efforts, including a development milestone payment made to Merck during the six months ended June 30, 2019.  We expect that our research and development expenses will increase as we pursue our ibrexafungerp development efforts and we expect we will continue to incur selling, general and administrative expenses to support our operations.

Net cash used in operating activities of $14.3 million for the six months ended June 30, 2019, primarily consisted of the  $31.3 million net loss adjusted for non-cash charges that included the loss on change in fair value of the warrant liabilities of $4.5 million, the loss on change in fair value of the derivative liability of $2.1 million, the loss on extinguishment of debt of $1.0 million, and stock-based compensation expense of $0.9 million, plus a net favorable change in operating assets and liabilities of $7.9 million. The net favorable change in operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses, and other of $1.5 million and by a decrease in prepaid expenses, deferred costs, and other of $6.5 million.  The $6.5 million decrease in prepaid expenses, deferred costs, and other was primarily due to the cash receipt of $6.7 million received during the six months ended June 30, 2019 for the sale of a portion of our New Jersey NOLs.

Net cash used in operating activities of $16.1 million for the six months ended June 30, 2018, primarily consisted of the $14.8 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $0.7 million and stock-based compensation expense of $0.9 million, plus a net unfavorable change in operating assets and liabilities of $1.7 million. The net unfavorable change in operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses, and other of $1.3 million, offset in part by an increase in prepaid expenses, deferred costs, and other of $0.2 million.

Investing Activities

Net cash provided by investing activities of $16.6 million for the six months ended June 30, 2019 consisted of purchases and maturities of short-term investments of $26.6 million and $43.2 million, respectively.

Net cash used in investing activities of $16.3 million for the six months ended June 30, 2018 consisted primarily of purchases and maturities of short-term investments of $46.1 million and $30.2 million, respectively.

Financing Activities

Net cash provided by financing activities of $5.4 million for the six months ended June 30, 2019, consisted of gross proceeds from common stock issued of $6.8 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.2 million.  Additionally, pursuant to the note purchase agreement, we issued and sold to Puissance $16.0 million aggregate principal amount of our convertible senior notes, resulting in $14.7 million in net proceeds after deducting an advisory fee and other issuance costs, and we used the net proceeds to pay the remaining outstanding Solar term loan in full.  As part of the payment of the outstanding balance of the Solar term loan, we paid $0.8 million in debt extinguishment costs which comprised the remaining unamortized discount and issuance costs associated with the Solar term loan prior to repayment.

Net cash provided by financing activities of $28.1 million for the six months ended June 30, 2018, consisted of gross proceeds from common stock issued of $30.2 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $2.1 million.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of SCYNEXIS, Inc.

3.3

Amended and Restated By-Laws (Filed with the SEC as Exhibit 3.4 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here).

4.1	Reference is made to Exhibits 3.1 through 3.3.

10.1	SCYNEXIS, Inc. 2015 Inducement Award Plan, Adopted March 26, 2015, Amended June 9, 2015, and form of Stock Option Grant Notice and Stock Option Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2019

By:	/s/ Eric Francois
Eric Francois
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 7, 2019