Form 10-Q
period 2019-09-30
SCYNEXIS INC
filed 2019-11-12
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 1, 2019, there were 58,370,895 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$11,619	$11,439
Short-term investments	16,487	32,718
Prepaid expenses and other current assets	854	7,251
Restricted cash	—	55
Total current assets	28,960	51,463
Other assets	812	812
Deferred offering costs	100	106
Restricted cash	273	273
Property and equipment, net	433	516
Operating lease right-of-use asset (See Note 7)	3,238	—
Total assets	$33,816	$53,170
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,825	$3,653
Accrued expenses	2,236	2,103
Deferred revenue	—	121
Operating lease liability, current portion (See Note 7)	31	—
Total current liabilities	8,092	5,877
Warrant liabilities	3,629	986
Loan payable expected to be refinanced	—	15,082
Convertible debt and derivative liability (See Note 6)	12,574	—
Operating lease liability (See Note 7)	3,378	—
Total liabilities	27,673	21,945
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of September 30, 2019 and December 31, 2018; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized as of September 30, 2019, and 125,000,000 shares authorized as of December 31, 2018; 57,362,453 and 47,971,989 shares issued and outstanding as of September 30, 2019, and December 31, 2018, respectively	57	48
Additional paid-in capital	263,056	248,895
Accumulated deficit	(256,970)	(217,718)
Total stockholders’ equity	6,143	31,225
Total liabilities and stockholders’ equity	$33,816	$53,170

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$64	$121	$193
Operating expenses:
Research and development	9,276	3,933	27,434	14,858
Selling, general and administrative	2,480	2,433	7,501	6,528
Total operating expenses	11,756	6,366	34,935	21,386
Loss from operations:	(11,756)	(6,302)	(34,814)	(21,193)
Other (income) expense:
Loss on extinguishment of debt	—	—	1,045	—
Amortization of debt issuance costs and discount	306	103	879	314
Interest income	(170)	(260)	(680)	(697)
Interest expense	203	435	774	1,211
Warrant liabilities fair value adjustment	(1,830)	(6,931)	2,643	(7,611)
Derivative liability fair value adjustment	(2,324)	—	(223)	—
Total other (income) expense:	(3,815)	(6,653)	4,438	(6,783)
Net (loss) income	$(7,941)	$351	$(39,252)	$(14,410)
Net (loss) income per share attributable to common stockholders – basic
Net (loss) income per share – basic	$(0.14)	$0.01	$(0.74)	$(0.34)
Net (loss) income per share attributable to common stockholders – diluted
Net (loss) income per share – diluted	$(0.15)	$0.01	$(0.74)	$(0.34)
Weighted average common shares outstanding – basic and diluted
Basic	55,697,391	46,988,844	52,787,578	42,519,585
Diluted	67,079,391	47,025,503	52,787,578	42,519,585

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(39,252)	$(14,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	85	19
Stock-based compensation expense	1,387	1,351
Accretion of investment discount	(61)	(119)
Amortization of debt issuance costs and discount	879	314
Change in fair value of warrant liabilities	2,643	(7,611)
Deferred offering costs write off	—	230
Change in fair value of derivative liability	(223)	—
Amortization of operating lease right-of-use asset	127	—
Loss on extinguishment of debt	1,045	—
Changes in operating assets and liabilities:
Prepaid expenses, deferred costs, and other	6,485	323
Accounts payable, accrued expenses, and other	2,345	(2,169)
Deferred revenue	(121)	(193)
Net cash used in operating activities	(24,661)	(22,265)
Cash flows from investing activities:
Maturities of investments	54,700	61,042
Purchases of property and equipment	—	(477)
Purchases of investments	(38,504)	(61,963)
Net cash provided by (used in) investing activities	16,196	(1,398)
Cash flows from financing activities:
Proceeds from common stock issued	10,069	30,699
Payments of offering costs and underwriting discounts and commissions	(302)	(2,136)
Proceeds from common stock issuance under stock option and employee stock purchase plans	49	39
Proceeds from senior convertible notes	16,000	—
Payments of senior convertible notes issuance costs	(1,253)	—
Payment of loan payable expected to be refinanced	(15,973)	—
Net cash provided by financing activities	8,590	28,602
Net increase in cash, cash equivalents, and restricted cash	125	4,939
Cash, cash equivalents, and restricted cash at beginning of period	11,767	11,469
Cash, cash equivalents, and restricted cash at end of period	$11,892	$16,408
Supplemental cash flow information:
Cash paid for interest	$850	$1,176
Cash received for interest	$736	$601
Noncash financing and investing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$3,365	$—
Deferred offering costs reclassified to additional-paid-in capital	$6	$84
Common stock issued for settlement of senior convertible notes	$2,984	$—

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Shelf Registration Filing

On August 31, 2018, the Company filed a shelf registration statement on Form S-3 (File No. 333-227167) with the SEC, which was declared effective on September 14, 2018 (the “Shelf Registration”). The Shelf Registration contained three prospectuses:

•

a base prospectus which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $175.0 million of the Company’s common stock, preferred stock, debt securities and warrants, including common stock or preferred stock issuable upon conversion of debt securities, common stock issuable upon conversion of preferred stock, or common stock, preferred stock or debt securities issuable upon the exercise of warrants;

•

a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $25.0 million of the Company's common stock that may be issued and sold under a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”).  Pursuant to the Sales Agreement, the Company may sell from time to time, at its option, up to an aggregate of $25.0 million of the Company’s common stock, through Cantor, as sales agent.  Pursuant to the Sales Agreement, sales of the common stock, if any, will be made under the Company’s effective Shelf Registration; and

•

a warrant prospectus covering the offering, issuance, and sale of the Company’s common stock issuable upon the exercise of warrants, consisting of (i) warrants to purchase 4,218,750 shares of the Company’s common stock at an exercise price of $3.00 per share originally issued by the Company on June 24, 2016, (ii) warrants to purchase 13,198,075 shares of the Company’s common stock at an exercise price of $1.85 per share originally issued by the Company on March 8, 2018, and (iii) warrants to purchase 7,988,175 shares of the Company’s common stock at an exercise price of $2.00 per share originally issued by the Company on March 8, 2018.  The warrants to purchase 13,198,075 shares of the Company’s common stock expired on March 14, 2019.  Upon full exercise for cash of the warrants outstanding on September 30, 2019, the holders of the warrants would pay the Company an aggregate of approximately $28.6 million.  See Note 8 for further details.

The common stock that may be offered, issued and sold by the Company under the Sales Agreement is included in the $175.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the Sales Agreement with Cantor, any portion of the $25.0 million included in the Sales Agreement that is not sold pursuant to the Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.  As of September 30, 2019, approximately $163.8 million of securities registered under the base prospectus are available to be offered, issued and sold by the Company.

The Company has incurred losses and negative cash flows from operations since its initial public offering ("IPO") in May 2014 and expects to continue to incur losses for the foreseeable future. The Company believes its existing cash and cash equivalents, and short-term investments may not be sufficient to enable it to meet its obligations and fund operations over the next twelve months without generating positive cash flows by raising additional capital from outside sources.  The Company does not expect to generate positive cash flows from operations for the foreseeable future.  These existing financial conditions raise substantial doubt about the Company’s ability to continue as a going concern.  While the Company plans to continue to pursue its plan to launch products and generate positive cash flows from operations, as well as pursue sources of additional capital from outside sources, the Company's liquidity over the next twelve months may be materially affected by, among other things: its inability to raise capital through equity offerings, debt financings, and other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements, key ibrexafungerp development and regulatory events, costs related to its development of ibrexafungerp, and other factors that are beyond the Company’s control.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. If the Company is not able to generate cash flows from operations and/or secure additional capital when needed, it may have to delay, reduce the scope of or eliminate one or more of its clinical trials or research and development programs, make significant changes to its operating plan, and/or cease operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019.  The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include: determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; the estimates and assumptions used in determining the Company’s incremental borrowing rate for the discounting of the Company’s operating lease liability; and the estimates and assumptions utilized in measuring the fair values of the warrant and derivative liabilities each reporting period.

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2018, except as described below.

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with FASB ASC 260, Earnings Per Share (“Topic 260”). Basic net loss per common share for the three and nine months ended September 30, 2019 and 2018 was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share for the three and nine months ended September 30, 2019 was determined as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(7,941)	$351	$(39,252)	$(14,410)
Dilutive effect of convertible debt	(1,815)	—	—	—
Net (loss) income allocated to common shares	$(9,756)	$351	$(39,252)	$(14,410)

Weighted average common shares outstanding – basic	55,697,391	46,988,844	52,787,578	42,519,585
Dilutive effect of stock options	—	36,659	—	—
Dilutive effect of convertible debt	11,382,000	—	—	—
Weighted average common shares outstanding – diluted	67,079,391	47,025,503	52,787,578	42,519,585

Net (loss) income per share – diluted	$(0.15)	$0.01	$(0.74)	$(0.34)

The following potentially dilutive shares of common stock have not been included in the computation of diluted net (loss) income per share for the three and nine months ended September 30, 2019 and 2018, as the result would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Warrants to purchase Series C-1 Preferred	—	14,033	—	14,033
Warrants to purchase common stock associated with Solar loan agreement	122,435	122,435	122,435	122,435
Warrants to purchase common stock associated with June 2016 public offering	4,218,750	4,218,750	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 public offering – Series 1	—	13,198,075	—	13,198,075
Warrants to purchase common stock associated with March 2018 public offering – Series 2	7,988,175	7,988,175	7,988,175	7,988,175
Outstanding stock options	5,189,860	4,073,449	5,189,860	4,110,108
Outstanding restricted stock units	967,644	107,841	967,644	107,841
Common stock associated with 6% convertible senior notes	—	—	11,382,000	—
Total	18,486,864	29,722,758	29,868,864	29,759,417

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

Amortization of Debt Issuance Costs and Discount

The Company’s convertible debt is recorded net of debt issuance costs which comprised issuance costs and an advisory fee.  The portion of the debt issuance costs allocated to the convertible debt, based on the amount of proceeds allocated between the convertible debt and the derivative liability, is being amortized over the term of the convertible debt using the effective interest method in addition to the discount initially recognized for the fair value of the bifurcated derivative liability from the convertible debt.  Debt issuance costs allocated to the derivative liability were included in other expense as a component of the fair value adjustment for the nine months ended September 30, 2019.  The Company’s previous term loan with Solar Capital Ltd. (“Solar”), which was paid in full during the three months ended March 31, 2019 (see Note 6), was recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the term loan. The resulting debt discount was being amortized over the term of the term loan using the straight-line method, which approximates the effective interest method.  The amortization of debt issuance costs and discount is included in other expense within the accompanying unaudited statements of operations.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820, Fair Value Measurement. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements.

3.	Short-term Investments

The following table summarizes the held-to-maturity securities held at September 30, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2018
U.S. government securities	$14,946	$14	$(15)	$14,945
Commercial paper	8,772	—	—	8,772
Overnight repurchase agreement	9,000	—	—	9,000
Total short-term investments	$32,718	$14	$(15)	$32,717

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2019
U.S. government securities	$7,991	$13	$(10)	$7,994
Commercial paper	4,996	—	—	4,996
Overnight repurchase agreement	3,500	—	—	3,500
Total short-term investments	$16,487	$13	$(10)	$16,490

All held-to-maturity short-term investments at September 30, 2019 and December 31, 2018 will mature in less than one year.  The gross unrealized gains and losses for the Company’s commercial paper and overnight repurchase agreement are not significant.  The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid research and development services	$303	$245
Prepaid insurance	412	200
Other prepaid expenses	88	20
NOL sale receivable	—	6,732
Other current assets	51	54
Total prepaid expenses and other current assets	$854	$7,251

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued research and development expenses	$677	$587
Accrued employee bonus compensation	1,065	1,197
Employee withholdings	11	21
Other accrued expenses	483	298
Total accrued expenses	$2,236	$2,103

6.	Borrowings

On September 30, 2016, the Company entered into a loan agreement with Solar, in its capacity as administrative and collateral agent and as lender. Pursuant to the loan agreement, Solar was providing the Company with a 48-month secured term loan in the amount of $15.0 million.  The term loan bore interest at a floating rate equal to the LIBOR rate in effect plus 8.49%.  The Solar term loan was paid in full during the three months ended March 31, 2019.

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

As of September 30, 2019, the Company’s $12.6 million in convertible debt and derivative liability consists of the convertible debt balance of $8.0 million presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.5 million and the bifurcated embedded conversion option derivative liability of $4.5 million.  In connection with the Company’s issuance of its Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock.  Debt issuance costs of $0.6 million initially allocated to the derivative liability were written off upon issuance of the Notes and were recognized in the loss on the fair value adjustment for the derivative liability for the three months ended March 31, 2019.  For the three and nine months ended September 30, 2019, the Company recognized gains of $2.3 million and $0.2 million on the fair value adjustments for the derivative liability, respectively, and recognized $0.3 million and $0.8 million in amortization of debt issuance costs and discount for the three and nine months ended September 30, 2019, respectively, related to the Notes.

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

The Company estimated the fair value of the convertible debt and derivative liability using a binomial lattice valuation model and Level 3 inputs. At September 30, 2019, the fair value of the senior convertible notes is $12.8 million.

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

On January 1, 2019, a right-of-use asset and a corresponding operating lease liability of $3.4 million was recognized for the Lease.  The consideration in the Lease allocated to the single lease component includes the fixed payments for the right to use the office space as well as common area maintenance.  The Lease also contains costs associated with certain expense escalation, property taxes, insurance, parking, and utilities which are all considered variable payments and are excluded from the operating lease liability.  In determining the operating lease liability at January 1, 2019, the Company utilized its incremental borrowing rate. The incremental borrowing rate approximated the prevailing market interest rate the Company would incur to borrow a similar amount equal to the total Lease payments on a collateralized basis over the term of the Lease.  The following table summarizes certain quantitative information associated with the amounts recognized in the unaudited condensed consolidated financial statements for the Lease (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$166	$498
Variable lease cost	8	25
Total operating lease expense	$174	$523

Cash paid for amounts included in the measurement of operating lease liability	$111	$330

		September 30, 2019
Remaining Lease term (years)		9.84
Discount rate		15%

Rent expense was approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2018.  Future minimum lease payments for the Lease as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

December 31, 2018
2019	$498
2020	508
2021	518
2022	529
2023	716
Thereafter	4,203
Total	$6,972

September 30, 2019
2019	$167
2020	507
2021	517
2022	527
2023	715
Thereafter	4,263
Total	$6,696

The presentation of the operating lease liability and right-of-use asset as of September 30, 2019 and January 1, 2019 are as follows (in thousands):

	September 30, 2019	January 1, 2019
Present value of future minimum lease payments	$3,409	$3,368

Operating lease liability, current portion	$31	$23
Operating lease liability, long-term portion	3,378	3,345
Total operating lease liability	$3,409	$3,368

Difference between future minimum lease payments and discounted cash flows	$3,287	$3,604

Operating lease right-of-use asset	$3,238	$3,365

License Arrangement with Potential Future Expenditures

As of September 30, 2019, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. Ibrexafungerp is the Company’s lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalty percentages are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the “Deferred Milestone”). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, the Company entered into second and third amendments, respectively, to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019.  The milestone payment was recognized in the unaudited statement of operations in research and development expense for the nine months ended September 30, 2019 and is included in cash used in operating activities on the statement of cash flows.

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

8.	Stockholders’ Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 250,000,000 shares as of September 30, 2019, and 125,000,000 as of December 31, 2018; 57,362,453 and 47,971,989 shares were issued and outstanding at September 30, 2019, and December 31, 2018, respectively.  On June 18, 2019, the Company's stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 125,000,000 to 250,000,000.  The following table summarizes common stock share activity for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30, 2018
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2018	46,844,072	$47	$246,517	$(220,011)	$26,553
Net loss	—	—	—	351	351
Stock-based compensation expense	—	—	458	—	458
Common stock issued through employee stock purchase plan	17,770	—	21	—	21
Common stock issued, net of expenses	328,871	—	498	—	498
Common stock issued for vested restricted stock units	2,349	—	(2)	—	(2)
Balance, September 30, 2018	47,193,062	$47	$247,492	$(219,660)	$27,879

	Nine Months Ended September 30, 2018
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2017	28,971,651	$29	$226,631	$(205,250)	$21,410
Net loss	—	—	—	(14,410)	(14,410)
Stock-based compensation expense	—	—	1,351	—	1,351
Common stock issued through employee stock purchase plan	31,361	—	39	—	39
Common stock issued, net of expenses	18,181,064	18	19,480	—	19,498
Common stock issued for vested restricted stock units	8,986	—	(9)	—	(9)
Balance, September 30, 2018	47,193,062	$47	$247,492	$(219,660)	$27,879

	Three Months Ended September 30, 2019
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2019	54,520,131	$54	$259,377	$(249,029)	$10,402
Net loss	—	—	—	(7,941)	(7,941)
Stock-based compensation expense	—	—	449	—	449
Common stock issued through employee stock purchase plan	17,588	—	17	—	17
Common stock issued, net of expenses	2,799,111	3	3,203	—	3,206
Common stock issued for exercise of stock options	22,500	—	12	—	12

Common stock issued for vested restricted stock units	3,123	—	(2)	—	(2)
Balance, September 30, 2019	57,362,453	$57	$263,056	$(256,970)	$6,143

	Nine Months Ended September 30, 2019
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2018	47,971,989	$48	$248,895	$(217,718)	$31,225
Net loss	—	—	—	(39,252)	(39,252)
Stock-based compensation expense	—	—	1,387	—	1,387
Common stock issued through employee stock purchase plan	36,847	—	37	—	37
Common stock issued, net of expenses	7,686,589	7	9,754	—	9,761
Common stock issued for April 2019 conversion of Notes	1,626,000	2	2,982	—	2,984
Common stock issued for exercise of stock options	22,500	—	12	—	12
Common stock issued for vested restricted stock units	18,528	—	(11)	—	(11)
Balance, September 30, 2019	57,362,453	$57	$263,056	$(256,970)	$6,143

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2019	December 31, 2018
Outstanding stock options	5,189,860	4,052,913
Outstanding restricted stock units	967,644	111,891
Outstanding Series C-1 Preferred warrants	—	14,033
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 Public Offering – Series 1	—	13,198,075
Warrants to purchase common stock associated with March 2018 Public Offering – Series 2	7,988,175	7,988,175
Warrants to purchase common stock associated with Solar loan agreement	122,435	122,435
For possible future issuance for the conversion of the 6% senior convertible notes	11,382,000	—
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	626,774	612,018
For possible future issuance under Employee Stock Purchase Plan	74,231	81,667
For possible future issuance under 2015 Inducement Plan (Note 9)	315,500	5,000
Total common shares reserved for future issuance	30,885,369	30,404,957

Derivative Liability

In connection with the Company’s issuance of its Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging.  The convertible debt and derivative liability associated with the Notes are presented in total on the accompanying unaudited balance sheet as the convertible debt and derivative liability.  The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense.  For the three and nine months ended September 30, 2019, the Company recorded gains of $2.3 million and $0.2 million due to the change in fair value of the derivative liability.  In April 2019, Puissance converted $2.0 million of the Notes for 1,626,000 shares of common stock.

Warrants Associated with June 2016 and March 2018 Public Offerings

The outstanding warrants associated with the June 2016 and March 2018 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying statements of operations.  During the three months ended September 30, 2019 and 2018, the Company recorded gains of $1.8 million and $6.9 million, respectively, due to the change in fair value of the warrant liabilities.  For the nine months ended September 30, 2019 and 2018, the Company recorded a loss of $2.6 million and a gain of $7.6 million, respectively, due to the change in fair value of the warrant liabilities.  As of September 30, 2019, the fair value of the warrant liabilities was $3.6 million.

Warrant Associated with Solar Loan Agreement

On the closing date of the Company’s previous loan agreement with Solar, pursuant to the loan agreement the Company issued to Solar the warrant to purchase an aggregate of up to 122,435 shares of the Company’s common stock at an exercise price of $3.6754 per share. The warrant will expire five years from the date of the grant. The warrant was classified as equity and recorded at its relative fair value at issuance in the stockholders’ equity section of the balance sheet.

9.	Stock-based Compensation

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan, or 2014 Plan, on January 1, 2019 and 2018, the Company automatically added 1,918,879 and 1,158,866 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of September 30, 2019, there were 626,774 shares of common stock available for future issuance under the 2014 Plan.

On June 9, 2019, the Company’s board of directors amended the 2015 Inducement Plan, or 2015 Plan, and the share reserve for the 2015 Plan was increased from 450,000 to 900,000 shares of common stock.  During the nine months ended September 30, 2019, the Company granted 115,000 options of the Company’s common stock under the 2015 Plan.  As of September 30, 2019, there were 315,500 shares of common stock available for future issuance under the 2015 Plan.  During the year ended December 31, 2018, there were no granted options of the Company’s common stock under the 2015 Plan.  As of December 31, 2018, there were 5,000 shares of common stock available for future issuance under the 2015 Plan.

The activity for the Company’s 2009 Stock Option Plan, 2014 Plan, and 2015 Plan, for the nine months ended September 30, 2019, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2018	4,052,913	$4.37	7.23	$—
Granted	1,629,500	$1.26
Exercised	(22,500)	$0.54
Forfeited/Cancelled	(470,053)	$7.96
Outstanding — September 30, 2019	5,189,860	$3.09	7.84	$75
Exercisable — September 30, 2019	2,761,275	$4.32	6.99	$47
Vested or expected to vest — September 30, 2019	5,189,860	$3.09	7.84	$75

Restricted stock unit (“RSU”) activity under the 2014 Plan and 2015 Plan for the nine months ended September 30, 2019, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2018	111,891	$2.06
Granted	932,500	$1.37
Vested	(28,423)	$2.19
Forfeited/Cancelled	(48,324)	$1.46
Non-vested at September 30, 2019	967,644	$1.42

The fair value of RSUs is based on the market price of the Company’s common stock on the date of grant.  RSUs generally vest 25% annually over a four-year period from the date of grant. Upon vesting, the RSUs are net share settled to cover the required withholding tax with the remaining shares issued to the holder.  The Company recognizes compensation expense for such awards ratably over the corresponding vesting period.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the Company’s 2014 Employee Stock Purchase Plan, or ESPP, was $0.4 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $1.4 million for each of the nine months ended September 30, 2019 and 2018.  The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for both the three and nine months ended September 30, 2019 and 2018. Cash received from options exercised was $12,000 for the three and nine months ended September 30, 2019.  Cash received from options exercised for the three and nine months ended September 30, 2018 was zero.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$148	$134	$471	$371
Selling, general and administrative	301	324	916	980
Total	$449	$458	$1,387	$1,351

10.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of September 30, 2019 and December 31, 2018 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Cash	$213	$213	—	—
Restricted cash	328	328	—	—
Money market funds	11,226	11,226	—	—
Total assets	$11,767	$11,767	—	—

Warrant liabilities	$986	—	—	$986
Total liabilities	$986	—	—	$986

September 30, 2019
Cash	$122	$122	—	—
Restricted cash	273	273	—	—
Money market funds	11,497	11,497	—	—
Total assets	$11,892	$11,892	—	—

Warrant liabilities	$3,629	—	—	$3,629
Derivative liability	4,536	—	—	4,536
Total liabilities	$8,165	—	—	$8,165

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

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – January 1, 2019	$986
Loss adjustment to fair value	2,643
Balance – September 30, 2019	$3,629

Derivative Liability
Balance – January 1, 2019	$—
Bifurcated embedded conversion option associated with Notes	6,960
Gain adjustment to fair value	(768)
Adjustment for April 2019 conversion of Notes	(1,656)
Balance – September 30, 2019	$4,536

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

Overview

SCYNEXIS, Inc. is a biotechnology company committed to positively impacting the lives of patients suffering from difficult-to-treat and often life-threatening infections by delivering innovative therapies. We are developing our lead product candidate, ibrexafungerp, as the first representative of a novel oral and intravenous (IV) triterpenoid antifungal family in clinical development for the treatment of several serious fungal infections, including vulvovaginal candidiasis (VVC), invasive aspergillosis (IA), invasive candidiasis (IC), and refractory invasive fungal infections (rIFI).  VVC, commonly known as “vaginal yeast infection,” is the second-most common cause of vaginitis and is usually caused by Candida species.  IA is a serious fungal infection caused by Aspergillus species and is reported to be the leading cause of infection-caused death in immunocompromised patients.  IC is a serious fungal infection caused by various Candida species and occurs in immunocompromised patients.  rIFIs are severe fungal infections, often caused by multidrug-resistant pathogens, including Candida auris, resulting in high mortality rates.

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

Ibrexafungerp Development Update

In November 2019, we announced positive top-line results for our Phase 3 VANISH-303 study investigating the safety and efficacy of oral ibrexafungerp as a treatment for women with VVC. Specifically, ibrexafungerp achieved superiority over placebo at a highly statistically significant level (p≤0.001) for the primary endpoint and key study endpoints required for regulatory approval of the VVC indication. These top-line results come earlier than originally anticipated due to faster-than-expected enrollment in the VANISH-303 study and support our stated timeline to submit a New Drug Application (NDA) for the treatment of VVC in the second half of 2020.

The VANISH-303 study was designed following the 2016 “Vulvovaginal Candidiasis: Developing Drugs for Treatment, Guidance for Industry” by the FDA.  The study was conducted at 28 centers in the U.S. and enrolled 376 patients randomized to oral ibrexafungerp (single-day 600mg dose regimen consisting of two doses of 300mg administered 12 hours apart) or matching placebo in a 2:1 ratio. To be eligible for this study, patients needed to present with an acute episode of VVC with a signs and symptoms (S&S) score of four or greater on a scale of zero (no S&S) to 18 (maximum severity). Primary efficacy analyses were conducted in the modified-intent-to-treat (mITT) population, comprised of patients with culture confirmed Candida spp. infection at baseline who received at least one dose of study treatment. The characteristics for both groups were evenly balanced at baseline, including the severity of the vaginal infection.

The primary endpoint required for registration is clinical cure, defined as complete resolution (score of 0) of all S&S at the Day-10 test-of-cure (TOC) visit. The observed clinical cure for ibrexafungerp was 50.5%, showing highly statistically significant superiority to placebo (p=0.001). Mycological eradication (secondary endpoint) at TOC in ibrexafungerp patients was 49.5%, also showing superiority to placebo (p<0.001). The VANISH-303 ibrexafungerp efficacy results confirm results observed in the Phase 2b DOVE study and achieve the superiority versus placebo required for regulatory approval.

Clinical improvement (score of 0 or 1) at TOC, another secondary endpoint that is a clinically relevant assessment of treatment response, was achieved in 64.4% of ibrexafungerp patients (p<0.001 against placebo). This result is also consistent with findings observed in the Phase 2b DOVE study.

Oral ibrexafungerp was generally safe and well tolerated. Severe and serious adverse events (AEs) were rare, with more cases reported in the placebo group than the ibrexafungerp group, and there were no drug-related serious AEs. The majority of Treatment-Emergent AEs (TEAEs) observed at a higher frequency in the ibrexafungerp group were gastrointestinal (GI) in nature, with the three most common GI events (diarrhea/loose stool, nausea and abdominal pain) occurring at rates of 25.5%, 16.6%, and 7.3%, respectively, similar to the rates seen in the Phase 2b DOVE study. These events were predominantly regarded as mild, of short-duration and did not lead to discontinuation, confirming the favorable tolerability profile of the single-day 600mg dose regimen of oral ibrexafungerp previously observed.

Only top-line data has been reported to date and comprehensive analysis of the totality of the data is still ongoing.

A second global Phase 3 study (VANISH-306), with identical design, is being conducted in the U.S. and Europe. Enrollment continues to progress rapidly, and we anticipate top-line data early in the second quarter of 2020.

These two pivotal studies are expected to provide the safety and efficacy data to support an NDA for ibrexafungerp for the treatment of VVC, with submission to the FDA planned in the second half of 2020.

In July 2019, we announced that we reached an agreement with the FDA under a Special Protocol Assessment (SPA) on the design, trial population, endpoints and statistical analysis of the pivotal Phase 3 clinical trial of oral ibrexafungerp for the prevention of recurrent VVC (the CANDLE study). This SPA provides agreement with the FDA that the Phase 3 protocol design adequately addresses efficacy objectives that, if met, would form the primary basis of a regulatory submission for approval of oral ibrexafungerp for the prevention of recurrent VVC, an indication with no FDA-approved therapies. Enrollment in the CANDLE study is ongoing.

The CANDLE study is a Phase 3, multi-center, randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral ibrexafungerp compared to placebo in female patients with recurrent VVC (defined as three or more episodes of VVC in the past 12 months, including the episode at screening). The primary endpoint of the study is efficacy as measured by the percentage of patients with no recurrences of VVC, up through their TOC evaluation at week 24. Secondary endpoints of the study include evaluation of VVC recurrences at other time points, time to first recurrence, mycological eradication and quality of life assessments. All patients in the CANDLE study will initially receive three doses of oral fluconazole to treat their acute VVC episode present at screening. Patients who respond to oral fluconazole for their acute VVC episode will be enrolled in the prevention of recurrence phase of the study and randomized to oral ibrexafungerp (300mg BID for one day) or placebo, given once per month for a total of nine treatment days. Patients who fail to sufficiently respond to fluconazole treatment for their acute VVC episode will be included in a nested open-label sub-study, in which they will be offered one day of oral ibrexafungerp treatment (300mg BID) for their unresolved VVC infection.  The CANDLE study, which is being conducted in female patients age 12 years and older living with recurrent VVC, is expected to enroll approximately 320 subjects from approximately 50 global centers, many of which are already enrolling patients in our VANISH Phase 3 program. Pending successful completion of this trial, we anticipate submitting a supplemental NDA for the prevention of recurrent VVC in 2021.

Enrollment is ongoing in our refractory invasive fungal infection (rIFI) program, which comprises two open-label Phase 3 studies (FURI and CARES) designed to support a potential future NDA submission through the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD).  In October 2019, we expanded the FURI protocol to include a broader range of rIFIs, extended the maximum allowed treatment duration with ibrexafungerp from 90 days to up to 180 days as needed, and also made ibrexafungerp available as a combination therapy with SoC for selected subjects.  Under the amended study design, patients with aspergillosis, coccidioidomycosis, histoplasmosis, blastomycosis and infections caused by other emerging fungi including yeasts and molds are now eligible for enrollment along with those suffering from Candida infections.  We anticipate reporting a second interim data review from the FURI study by an independent data review committee in the first quarter of 2020.  Positive clinical findings from these studies have so far reinforced the potential role of oral ibrexafungerp as a novel therapy to combat severe and difficult-to-treat fungal infections, including multidrug-resistant Candida auris.  Enrollment is also ongoing in our Phase 2 study, a randomized, double-blind trial assessing the safety and efficacy of two arms (oral ibrexafungerp in combination with voriconazole versus voriconazole alone) in patients with IA (the SCYNERGIA study).

Corporate Update

In July 2019, we incorporated SCYNEXIS Pacific Pty Ltd, a wholly-owned subsidiary, in Sydney, Australia, for the initial purpose of conducting certain clinical trials and other research and development activities.

On June 18, 2019, following approval by our stockholders, we filed an amendment to our Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 125,000,000 to 250,000,000.

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016 and March 2018.  As of September 30, 2019, we had received an aggregate of $141.2 million in net proceeds from the issuance of our common stock and warrants in these four offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $28.1 million as of September 30, 2019.

We have incurred net losses since our inception, including the year ended December 31, 2018, and the nine months ended September 30, 2019.  As of September 30, 2019, our accumulated deficit was $257.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses will significantly increase as we continue to execute our research and drug development strategy, specifically for our Phase 3 VVC registration program.  We also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registration, including the related at-the-market facility entered into on August 31, 2018 with Cantor Fitzgerald & Co. (Cantor).

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

Other Expense (Income)

All of our other expense (income) recognized in the three and nine months ended September 30, 2019, consists of interest income, amortization of debt issuance costs and discount, interest expense, the warrant liabilities fair value adjustment, the derivative liability fair value adjustment, and the expense recognized for the extinguishment of debt.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Period-to-Period Change
Revenue	$—	$64	$(64)	(100.0)%
Operating expenses:
Research and development	9,276	3,933	5,343	135.9%
Selling, general and administrative	2,480	2,433	47	1.9%
Total operating expenses	11,756	6,366	5,390	84.7%
Loss from operations	(11,756)	(6,302)	(5,454)	86.5%
Other (income) expense:
Amortization of debt issuance costs and discount	306	103	203	197.1%
Interest income	(170)	(260)	90	(34.6)%
Interest expense	203	435	(232)	(53.3)%
Warrant liabilities fair value adjustment	(1,830)	(6,931)	5,101	(73.6)%
Derivative liability fair value adjustment	(2,324)	—	(2,324)	—
Total other income:	(3,815)	(6,653)	2,838	(42.7)%
Net (loss) income	$(7,941)	$351	$(8,292)	(2,362)%

Revenue. For the three months ended September 30, 2018, revenue consisted of the amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the three months ended September 30, 2019, research and development expenses increased to $9.3 million from $3.9 million for the three months ended September 30, 2018.  The increase of $5.3 million, or 136%, for the three months ended September 30, 2019, was primarily driven by an increase of $4.1 million in clinical development costs, an increase of $0.7 million in chemistry, manufacturing, and controls (CMC) costs, and a net increase in other research and development costs of $0.5 million.

The $4.1 million increase in clinical development expense for the three months ended September 30, 2019, was primarily driven by an increase of $1.9 million in costs associated with the ongoing VANISH Phase 3 VVC program, an increase of $1.5 million in expense associated with costs for the CANDLE study, an increase of $0.5 million in expense associated with two drug-drug interaction clinical studies to support the NDA submission for the VVC indication, and a net increase in other clinical related expenses of $0.2 million.  The $0.7 million increase in CMC for the three months ended September 30, 2019, was primarily driven by increased costs associated with the development and manufacture of drug product for ongoing and planned clinical studies as well as the registration batches necessary for NDA submission for the VVC indication.

Selling, General & Administrative. For the three months ended September 30, 2019, selling, general and administrative expenses increased to $2.5 million from $2.4 million for the three months ended September 30, 2018. The increase of $47,000, or 2%, for the three months ended September 30, 2019 was primarily driven by a $0.2 million increase in professional fees recognized during the three months ended September 30, 2019, offset in part by a $0.2 million write off of deferred offering costs during the three months ended September 30, 2018.

Amortization of Debt Issuance Costs and Discount. During the three months ended September 30, 2019 and 2018, we recognized $0.3 million and $0.1 million in amortization of debt issuance costs and discount, respectively.  The 2019 debt issuance costs and discount comprised an allocated portion of the advisory fee and other issuance costs associated with our convertible debt and the fair value of the bifurcated derivative liability.  The 2018 debt issuance costs comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the previous loan agreement with Solar.

Interest Income. During the three months ended September 30, 2019 and 2018, we recognized $0.2 million and $0.3 million, respectively, in interest income associated with our short-term investments.

Interest Expense. For the three months ended September 30, 2019 and 2018, we recognized $0.2 million and $0.4 million, respectively, in interest expense.  The decrease from the prior comparable period is primarily due to the interest expense recognized for the previous loan agreement with Solar.

Warrant Liabilities Fair Value Adjustment.  For the three months ended September 30, 2019, we recognized a gain of $1.8 million in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.  For the three months ended September 30, 2018, we recognized a $6.9 million gain in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.

Derivative Liability Fair Value Adjustment.  For the three months ended September 30, 2019, we recognized a gain of $2.3 million in the fair value adjustment related to the derivative liability primarily due to the decrease in our stock price during the quarter.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018, together with the changes in those items in dollars and percentage (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	Period-to-Period Change
Revenue	$121	$193	$(72)	(37.3)%
Operating expenses:
Research and development	27,434	14,858	12,576	84.6%
Selling, general and administrative	7,501	6,528	973	14.9%
Total operating expenses	34,935	21,386	13,549	63.4%
Loss from operations	(34,814)	(21,193)	(13,621)	64.3%
Other (income) expense:
Loss on extinguishment of debt	1,045	—	1,045	—
Amortization of debt issuance costs and discount	879	314	565	179.9%
Interest income	(680)	(697)	17	(2.4)%
Interest expense	774	1,211	(437)	(36.1)%
Warrant liabilities fair value adjustment	2,643	(7,611)	10,254	(134.7)%
Derivative liability fair value adjustment	(223)	—	(223)	—
Total other expense (income):	4,438	(6,783)	11,221	(165.4)%
Net loss	$(39,252)	$(14,410)	$(24,842)	172.4%

Revenue. For the nine months ended September 30, 2019, revenue remained relatively consistent when compared to the nine months ended September 30, 2018. Revenue in both periods consisted of the continued amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the nine months ended September 30, 2019, research and development expenses increased to $27.4 million from $14.9 million for the nine months ended September 30, 2018.  The increase of $12.6 million, or 85%, for the nine months ended September 30, 2019, was primarily driven by a milestone payment made during the current period to Merck upon initiation of the Phase 3 VVC registration study, an increase of $8.4 million in clinical development, an increase of $0.7 million in CMC costs, an increase of $0.8 million in salary and personnel related costs and a net increase of $0.6 million in other research and development expenses, offset in part by a decrease of $1.9 million in preclinical development expense.

The $8.4 million increase in clinical development expense for the nine months ended September 30, 2019, was primarily driven by an increase of $6.5 million in costs associated with the VANISH Phase 3 VVC program that initiated during the first quarter of 2019, an increase of $2.5 million in costs associated for the CANDLE study, an increase of $0.7 million in expense associated with our SCYNERGIA study, an increase of $0.5 million in expense associated with two drug-drug interaction clinical studies to support the NDA submission for the VVC indication, and a net increase in other clinical expenses of $0.4 million, offset in part by a $1.4 million decrease in expense associated with our DOVE study that was substantially completed by the end of 2018, and a decrease of $0.8 million in expense associated with the initiation and completion of a Phase 1 study evaluating the pharmacokinetics, safety, and tolerability of oral ibrexafungerp in healthy subjects during the nine months ended September 30, 2018.  The $0.7 million increase in CMC for the nine months ended September 30, 2019, was primarily driven by increased costs associated with the development and manufacture of drug product for ongoing and planned clinical studies as well as the registration batches necessary for NDA submission for the VVC indication.  The $1.9 million decrease in preclinical development was primarily driven by certain toxicology and other studies incurred in the comparable prior period.

Selling, General & Administrative. For the nine months ended September 30, 2019, selling, general and administrative expenses increased to $7.5 million from $6.5 million for the nine months ended September 30, 2018. The increase of $1.0 million, or 15%, for the nine months ended September 30, 2019 was primarily driven by a $0.7 million increase in business development and commercial related costs and a $0.2 million increase in facility costs recognized during the nine months ended September 30, 2019.

Loss on Debt Extinguishment.  For the nine months ended September 30, 2019, we recognized a $0.8 million loss on debt extinguishment associated with the repayment of the term loan with Solar and a $0.2 million loss on debt extinguishment upon the conversion of a portion of our convertible debt in April 2019.  The $0.8 million and $0.2 million loss amounts recognized during the nine months ended September 30, 2019 represent the difference between the reacquisition prices and the net carrying values of the Solar and convertible debt balances extinguished, respectively.

Amortization of Debt Issuance Costs and Discount. During the nine months ended September 30, 2019 and 2018, we recognized $0.9 million and $0.3 million in amortization of debt issuance costs and discount, respectively.  The 2019 debt issuance costs and discount comprised an allocated portion of the advisory fee and other issuance costs associated with our convertible debt and the fair value of the bifurcated derivative liability.  The 2018 debt issuance costs comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the previous loan agreement with Solar.

Interest Income. During both the nine months ended September 30, 2019 and 2018, we recognized $0.7 million in interest income associated with our short-term investments.

Interest Expense. For the nine months ended September 30, 2019 and 2018, we recognized $0.8 million and $1.2 million in interest expense, respectively, primarily associated with our convertible debt and the previous loan agreement with Solar.

Warrant Liabilities Fair Value Adjustment.  For the nine months ended September 30, 2019, we recognized a loss of $2.6 million in the fair value adjustment related to the warrant liabilities primarily due to the increase in our stock price during the period.  For the nine months ended September 30, 2018, we recognized a $7.6 million gain in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the period.

Derivative Liability Fair Value Adjustment.  For the nine months ended September 30, 2019, we recognized a gain of $0.2 million in the fair value adjustment related to the derivative liability primarily due to the decrease in our stock price from the initial recognition of the derivative liability.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2019, we have funded our operations from net proceeds from debt and equity issuances and through revenue from development services. As of September 30, 2019, we had cash and cash equivalents and short-term investments of approximately $28.1 million, compared to $44.2 million as of December 31, 2018. The decrease in our cash and cash equivalents and short-term investments was primarily due to our continued development costs associated with our lead product candidate, ibrexafungerp. We have incurred net losses since our inception, including the nine months ended September 30, 2019.  As of September 30, 2019, our accumulated deficit was $257.0 million.

We expect that we will continue to incur losses for at least the foreseeable future. We expect our research and development expenses to increase and we will continue to incur selling, general and administrative expenses to support our operations. As a result, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registration, including the related at-market-facility entered into on August 31, 2018 with Cantor.  During the nine months ended September 30, 2019, we sold 7,686,589 shares and received net proceeds of $9.8 million under our at-the-market facility.

Cash Flows

The following table sets forth the significant sources and uses of cash for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash, cash equivalents, and restricted cash, January 1	$11,767	$11,469
Net cash used in operating activities	(24,661)	(22,265)
Net cash provided by (used in) investing activities	16,196	(1,398)
Net cash provided by financing activities	8,590	28,602
Net increase in cash, cash equivalents, and restricted cash	125	4,939
Cash, cash equivalents, and restricted cash, September 30, 2019	$11,892	$16,408

Operating Activities

The $2.4 million increase in net cash used in operating activities for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to ibrexafungerp development efforts, including a development milestone payment made to Merck during the nine months ended September 30, 2019, partially offset by the cash receipt of $6.7 million received during the nine months ended September 30, 2019 for the sale of a portion of our New Jersey NOLs.  We expect that our research and development expense to increase as we pursue our ibrexafungerp development efforts and we expect we will continue to incur selling, general and administrative expenses to support our operations.

Net cash used in operating activities of $24.7 million for the nine months ended September 30, 2019, primarily consisted of the $39.3 million net loss adjusted for non-cash charges that included the loss on change in fair value of the warrant liabilities of $2.6 million, the gain on change in fair value of the derivative liability of $0.2 million, the loss on extinguishment of debt of $1.0 million, and stock-based compensation expense of $1.4 million, plus a net favorable change in operating assets and liabilities of $8.7 million. The net favorable change in operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses, and other of $2.3 million and by a decrease in prepaid expenses, deferred costs, and other of $6.5 million.  The $6.5 million decrease in prepaid expenses, deferred costs, and other was primarily due to the cash receipt of $6.7 million received during the nine months ended September 30, 2019 for the sale of a portion of our New Jersey NOLs.

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

Investing Activities

Net cash provided by investing activities of $16.2 million for the nine months ended September 30, 2019 consisted of purchases and maturities of short-term investments of $38.5 million and $54.7 million, respectively.

Net cash used in investing activities of $1.4 million for the nine months ended September 30, 2018 consisted primarily of purchases and maturities of short-term investments of $62.0 million and $61.0 million, respectively.

Financing Activities

Net cash provided by financing activities of $8.6 million for the nine months ended September 30, 2019, consisted primarily of gross proceeds from common stock issued of $10.1 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.3 million.  Additionally, pursuant to the note purchase agreement, we issued and sold to Puissance $16.0 million aggregate principal amount of our convertible senior notes, resulting in $14.7 million in net proceeds after deducting an advisory fee and other issuance costs, and we used the net proceeds to pay the remaining outstanding Solar term loan in full.  As part of the payment of the outstanding balance of the Solar term loan, we paid $0.8 million in debt extinguishment costs which comprised the remaining unamortized discount and issuance costs associated with the Solar term loan prior to repayment.

Net cash provided by financing activities of $28.6 million for the nine months ended September 30, 2018, consisted of gross proceeds from common stock issued of $30.7 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $2.1 million.

Future Funding Requirements

As disclosed in Note 1 to our unaudited condensed consolidated financial statements, to date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize ibrexafungerp. In addition, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We anticipate that we will need substantial additional funding in connection with our continuing future operations.  These existing financial conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Based upon our existing operating plan, we believe that our existing cash and cash equivalents, short-term investments, and the sale of a portion of our New Jersey NOLs, may enable us to fund our operating requirements past an anticipated NDA submission for acute VVC in the second half of 2020. However, we are continually evaluating our operating plan and assessing the optimal cash utilization for our ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015, June 2016, March 2018, and March 2019, as well as through our at-market-facility with Cantor, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our interim condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies, significant judgments, and estimates are described within Note 2 to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2018, except as follows:

We believe our current cash and cash equivalents will be sufficient to fund our business only for a limited amount of time, and if we are not able to raise additional funds, we may be unable to continue as a going concern.

As of September 30, 2019, we had approximately $28.1 million of cash, cash equivalents and short term investments. Based upon our existing operating plan, we believe that our existing cash and cash equivalents, short-term investments, and the sale of a portion of our New Jersey NOLs, may enable us to fund our operating requirements past an anticipated NDA submission for acute VVC in the second half of 2020.  This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch ibrexafungerp. We expect that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the filing of this Quarterly Report on Form 10-Q. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. Management’s plans in this regard are described in Note 1 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1

Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our current report on Form 8-K, filed with the SEC on May 12, 2014, SEC File No. 001-36365, and incorporated by reference here).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of SCYNEXIS, Inc. (Filed with the SEC as Exhibit 3.2 to our Form 10-Q, filed with the SEC on August 7, 2019, SEC File No. 001-36365, and incorporated by reference here).

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

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2019

By:	/s/ Eric Francois
Eric Francois
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 12, 2019