Form 10-K
period 2019-12-31
SCYNEXIS INC
filed 2020-03-11
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Market on June 28, 2019 was $70,456,262.  Excludes 736,725 shares of the registrant's Common Stock held by executive officers and directors outstanding at June 28, 2019. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 1, 2020, there were 97,417,224 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2019.

SCYNEXIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Overview

SCYNEXIS, Inc. is pioneering a new class of antifungal medicines to help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug resistant infections. Our lead candidate, ibrexafungerp, is a broad-spectrum, intravenous (IV)/oral agent in late stage development for multiple indications, ranging from the treatment of vaginal yeast infections in the community setting to life-threatening invasive fungal infections in hospitalized patients.

Ibrexafungerp, the first agent in a novel antifungal class called triterpenoids, is a structurally distinct glucan synthase inhibitor that has shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple in vitro and in vivo studies. The U.S. Food and Drug Administration (FDA) has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for the formulations of ibrexafungerp for the indications of vulvovaginal candidiasis (VVC) (including prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications. These designations may provide us with additional market exclusivity and expedited regulatory paths. Recognizing that our agent belongs to a new class of antifungals, the World Health Organization’s International Non-Proprietary Name group created a new naming stem (“-fungerp”) and selected the name “ibrexafungerp” for SCY-078 in July 2018, and the United States Adopted Names Council (USAN Council) adopted “ibrexafungerp” as a USAN in February 2019.

VVC, commonly known as “vaginal yeast infection,” is the second-most common cause of vaginitis, affects 75% of women worldwide, and is usually caused by Candida species.  IA and IC, caused by Aspergillus and various Candida species, respectively, are serious fungal infections that are reported to be among the leading causes of infection-caused death in immunocompromised patients. Refractory invasive fungal infections (rIFIs) are very severe fungal infections, often caused by multidrug-resistant pathogens, including Candida auris, resulting in high mortality rates.

Our Platform of Indications

We continue to actively advance our clinical programs, leveraging the potential of ibrexafungerp to be a suitable treatment for multiple indications with significant unmet medical needs and considerable commercial opportunities. The following illustration summarizes the indications for oral ibrexafungerp, currently in late stage development for VVC, as well as the upcoming anticipated New Drug Application (NDA) submissions:

Vaginal Yeast Infections — Our most advanced stage of clinical development, targeting both treatment of VVC and prevention of recurrent VVC.

The Phase 3 registration program for the treatment of VVC and prevention of recurrent VVC comprises three multi-center, randomized, double-blind, placebo-controlled trials designed to demonstrate superiority of oral ibrexafungerp vs. placebo, as detailed below:

•	Treatment of VVC (VANISH Phase 3 Program)

In November 2019, we announced positive top-line results from our first Phase 3 study (VANISH-303).  Specifically, ibrexafungerp achieved superiority over placebo at a highly statistically significant level (p≤0.001) for the primary endpoint and key study endpoints required for regulatory approval of the VVC indication.

The VANISH-303 study evaluated the safety and efficacy of the single-day, oral 600mg dose of ibrexafungerp (two doses of 300mg 12 hours apart), compared to placebo. Patients with a diagnosis of VVC were randomized to ibrexafungerp or placebo in a 2:1 ratio. Similar to the design of the Phase 2b DOVE study, the primary endpoint of each trial is clinical cure rate, defined as the complete resolution of all signs and symptoms (S&S), at the Test-of-Cure (TOC) visit (Day 10). Secondary endpoints include mycological eradication and change in S&S scores compared to baseline at both Day 10 and at the follow-up (FU) visit (Day 25).

The VANISH-303 study was designed following the 2016 “Vulvovaginal Candidiasis: Developing Drugs for Treatment, Guidance for Industry” by the FDA. The study was conducted at 28 centers in the U.S. and enrolled 376 patients, with enrollment completed several months faster than anticipated.  To be eligible for this study, patients needed to present with an acute episode of VVC with S&S score of four or greater on a scale of zero (no S&S) to 18 (maximum severity). Primary efficacy analyses were conducted in the modified-intent-to-treat (mITT) population, comprised of patients with culture confirmed Candida spp. infection at baseline who received at least one dose of study treatment. The characteristics for both groups were evenly balanced at baseline, including the severity of the vaginal infection.

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

In February 2020, we announced completion of patient enrollment, ahead of schedule, in our second Phase 3 study (VANISH-306) and re-confirmed that we anticipate top-line data early in the second quarter of 2020. The VANISH-306 study, with identical design to VANISH-303, was conducted at 42 centers in the U.S. and Europe and enrolled 455 patients.  As with VANISH-303, enrollment in VANISH-306 was also completed several months faster than anticipated.

We expect these two pivotal studies to provide the safety and efficacy data to support an NDA for ibrexafungerp for the treatment of VVC, with submission to the FDA planned in the second half of 2020.

•	Prevention of Recurrent VVC

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

Enrollment is ongoing in the CANDLE study, a Phase 3, multi-center, randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral ibrexafungerp compared to placebo in women with recurrent VVC (defined as three or more episodes of VVC in the past 12 months, including the episode at screening). The primary endpoint of the study is efficacy as measured by the percentage of patients with no recurrences of VVC, up through their TOC evaluation at week 24. Secondary endpoints of the study include evaluation of VVC recurrences at other time points, time to first recurrence, mycological eradication and quality of life assessments. All patients in the CANDLE study will initially receive three doses of oral fluconazole to treat their acute VVC episode present at screening. Patients who respond to oral fluconazole for their acute VVC episode will be enrolled in the prevention of recurrence phase of the study and randomized to oral ibrexafungerp (300mg BID for one day) or placebo, given once per month for a total of six treatment days. Patients who fail to sufficiently respond to fluconazole treatment for their acute VVC episode will be included in a nested open-label sub-study, in which they will be offered a single day of oral ibrexafungerp treatment (300mg BID) for their unresolved VVC infection. The CANDLE study, which is being conducted in female patients age 12 years and older living with recurrent VVC, is expected to enroll approximately 320 subjects from approximately 50 global centers, many of which had enrolled patients in our VANISH Phase 3 program. Pending successful completion of this trial, we anticipate top-line data and the submission of a supplemental NDA for the prevention of recurrent VVC in the second half of 2021.

Refractory Invasive Fungal Infections—Potential for streamlined development pathway.

Enrollment is ongoing in our rIFI program, which comprises two open-label Phase 3 studies (FURI and CARES) designed to support a potential future NDA submission through the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD).

To date, we have announced the interim results of the first 41 patients of the FURI study following analysis by a Data Review Committee (DRC), an independent expert panel. The DRC assessed the efficacy of oral ibrexafungerp in a second cohort of 21 treated patients from the FURI study (reported in January 2020). This second interim analysis was limited to only patients who had completed treatment by the end of October 2019, and so did not include enrolled patients still on therapy who had not yet reached the point of clinical assessment. Together with the initial 20 patients reported in January 2019, the dataset consists of 41 patients analyzed to date. Efficacy was consistent across both interim analyses, as oral ibrexafungerp showed clinical benefits in 83% of patients (34 out 41), with 23 patients achieving a complete or partial response and 11 patients a stable disease response. Of the 41 treated patients, only six did not respond to ibrexafungerp treatment and one patient was considered indeterminate. The 41 patients in the aggregate analysis suffered from a variety of severe conditions, including candidemia, intra-abdominal abscesses, esophageal candidiasis, oropharyngeal candidiasis, and bone infections. Candida glabrata and Candida krusei, two highly resistant organisms, were reported in approximately 70% of the cases. Ibrexafungerp treatment ranged from five to 90 days, with a mean duration of 37.1 days.

Oral ibrexafungerp was generally safe and well-tolerated, with gastrointestinal events side effects as the most common treatment-related adverse events. One patient with an ongoing fungal infection died while on study drug due to an underlying condition. The death was considered not drug-related and there were no safety signals warranting changes to the study.

In October 2019, we expanded the FURI protocol to include a broader range of rIFIs, extended the maximum allowed treatment duration with ibrexafungerp from 90 days to up to 180 days as needed for chronic conditions, based on favorable preclinical toxicology studies, and also made ibrexafungerp available as a combination therapy with SoC for selected subjects. Under the amended study design, patients with aspergillosis, coccidioidomycosis, histoplasmosis, blastomycosis and infections caused by other emerging fungi including yeasts and molds are now eligible for enrollment along with those suffering from Candida infections.

We also are enrolling patients in the CARES study, a global, open-label study of oral ibrexafungerp for the treatment of Candida auris infections. Candida auris has been recently declared an “Urgent Threat” to public health by the Centers for Disease Control and Prevention (CDC) in its report, Antibiotic Resistance Threats in the United States, 2019, as it can be multidrug-resistant, has resulted in high mortality rates (up to 60%), and can be spread from patients (and surfaces) to patients, resulting in hospital outbreaks. The CARES study is intended to provide rapid access to oral ibrexafungerp for patients suffering from this life-threatening infection.

The open-label designs of the FURI and CARES studies permit evaluation of the data on an interim basis to further inform subsequent regulatory steps of the development program. We believe that compelling data from the FURI and/or CARES studies could allow ibrexafungerp to become eligible for the regulatory LPAD, potentially resulting in an NDA submission based on streamlined development. The LPAD was established under the 21st Century Cures Act of 2016, and FDA draft guidance issued in June 2018 suggests smaller, shorter or fewer clinical trials may be appropriate to support approval to treat a serious or life-threatening infection in a limited population with unmet needs. We plan to continue to advance enrollment in the FURI and CARES studies, both in the U.S. and globally. Positive clinical findings from these studies have so far reinforced the potential role of oral ibrexafungerp as a novel therapy to combat severe and difficult-to-treat fungal infections, including multidrug-resistant Candida auris.

Invasive Pulmonary Aspergillosis—Ibrexafungerp in combination with standard of care may represent a significant opportunity to improve outcomes for this high-mortality infection.

Based on promising pre-clinical data from combination use of ibrexafungerp with SoC vs. Aspergillus spp., we are conducting a Phase 2 study (SCYNERGIA study) of oral ibrexafungerp in combination with voriconazole (SoC) in patients with IA. This study is a randomized, double-blind trial with the objective of assessing the safety and efficacy of oral ibrexafungerp in combination with voriconazole, compared to voriconazole alone. We believe that ibrexafungerp’s broad activity against Aspergillus spp., including azole-resistant strains, along with its minimal drug-drug interactions, high tissue penetration into the lungs, and oral formulation allowing for long-term administration, may make it an ideal candidate for use as combination therapy to provide improved outcomes vs. SoC.

IV Development Program

While oral ibrexafungerp is progressing as a potential valuable option to treat hospital-based invasive fungal infections, as shown by the two preliminary results from the FURI study, we continue the development of the intravenous liposomal formulation of ibrexafungerp and will provide further updates on this program in the future.

Key Milestones

We are focused on pursuing the following milestones through the second half of 2021:

•	to provide top-line data of the Phase 3 VANISH-306 study early in the second quarter of 2020;

•	to submit an NDA for the treatment of VVC in the second half of 2020, with a potential approval by the FDA in mid-2021;

•	to provide top-line data of the Phase 2 SCYNERGIA study in the first half of 2021;

•	to provide top-line data of the Phase 3 CANDLE study in the second half of 2021, to allow for a potential supplemental NDA submission for the prevention of recurrent VVC in the second half of 2021;

•	to continue to advance enrollment in both the FURI and CARES studies with a potential new preliminary data review when adequate enrollment levels have been reached; and

•	to maintain an ongoing dialogue with potential commercial partners in the U.S. and outside of the U.S.

Our Strategy

Key elements of our strategy include:

•

to advance development of ibrexafungerp and obtain regulatory approval in major commercial markets for our key initial indications: treatment and prevention of vaginal yeast infections, salvage therapy for certain rIFIs, IA, and IC;

•	to commercialize ibrexafungerp for selected indications in the U.S. through a dedicated commercial and sales team, and/or through potential partnerships;

•	to contract with commercial partners to develop and commercialize ibrexafungerp outside of the U.S.;

•	to assess external opportunities to expand our clinical pipeline;

•	to assess external opportunities to obtain non-dilutive third-party funding to expand our clinical indications; and

•	to leverage our strong scientific team to pursue the development of other internal proprietary compounds.

Market Opportunity

Vaginal Yeast Infections

Vaginal yeast infections affect approximately 70%-75% of women at least once in their lifetime, with 40-50% of these women experiencing more than one episode.  We estimate approximately 6-8% of women experience recurrent infections (three to four or more episodes in one year).  Episodes may be split in two main categories:

•	Uncomplicated cases. These are sporadic mild-to-moderate infections typically caused by C. albicans in a normal host. They represent the majority of the VVC episodes; and

•

Complicated cases. These represent the remaining episodes and include: severe infections, recurrent cases, infections caused by non-albicans Candida spp., fluconazole-resistant infections, fluconazole intolerant and non-responder cases, infections in women of child-bearing age concerned about fluconazole’s reported embryo/fetal toxicities, and/or observed in an abnormal host.

Vaginal yeast infections can be associated with substantial morbidity, including significant genital discomfort, reduced sexual pleasure, psychological distress and loss of productivity. Diagnosis and treatment of VVC, together with lost productivity, is estimated to cost $1.0 billion per year in the U.S.

Current treatments for vaginal yeast infections include over-the-counter (OTC) (clotrimazole, miconazole, and others) and prescription (teraconazole) topical azole antifungals and the use of the prescription oral azole antifungal, fluconazole.  Fluconazole is the only orally-administered antifungal currently approved for treatment of VVC in the U.S., with a therapeutic cure rate of 55% as reported in its label.  Uncomplicated VVC cases are often effectively treated with topical agents and/or with one to three doses of oral fluconazole.  However, many cases of VVC are not fully addressed by oral fluconazole and patients are left with limited options. In addition, there are no oral alternatives for VVC patients who do not respond to or tolerate fluconazole or patients of child-bearing age concerned about fluconazole’s reported embryo/fetal toxicities, and there are no FDA-approved products for the prevention of recurrent VVC.

We believe that the regulatory path toward approval in VVC is straightforward and has a high chance of technical success. With the strong clinical evidence observed in our Phase 2b DOVE and VANISH-303 studies, we believe that ibrexafungerp, if approved, would provide a new oral non-azole option for millions of women currently underserved by existing therapies.

Invasive Aspergillosis

Current treatment guidelines for IA in the U.S. and in Europe recommend the use of azoles (itraconazole, voriconazole or isavuconazole) as the initial first-line therapy. However, patients face unsatisfactory clinical outcomes with mortality rates ranging from 30% to 80% (depending on the stage of infection and the host underlying disease) and long treatment durations. Additionally, current azole therapies often exhibit drug-drug interactions, and the recent emergence of A. fumigatus azole-resistance is increasingly becoming of clinical concern worldwide.

Due to the significant rate of resistance in some countries, combination antifungal therapy as first-line treatment for patients suspected of IA is recommended. The combination of voriconazole or isavuconazole with a glucan synthesis inhibitor agent (IV echinocandin) is recommended at least until results of resistance testing are obtained. A previous study, by Marr et al., in IA patients demonstrated that the combination of an IV echinocandin and an IV/oral azole for two weeks followed by an oral azole alone for four additional weeks improved outcomes in certain patient subgroups. In this study, the combination regimen was given for only two weeks because of the limitations of using an IV echinocandin long-term in the outpatient setting. We believe that oral ibrexafungerp, if approved in combination with standard of care for the treatment of IA, would allow patients to receive the desired combination treatment of two agents with different mechanisms of action for the full six to twelve weeks of therapy, potentially leading to better outcomes.

Ibrexafungerp Target Product Profile

Ibrexafungerp, the first agent in a novel antifungal class, acts through the inhibition of the glucan synthase complex, an established target in antifungal therapeutics. Ibrexafungerp is being developed as oral and IV formulations and has demonstrated potent activity against a large collection of medically relevant strains of Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces species.  Additionally, ibrexafungerp has shown in vitro and in vivo activity against multidrug-resistant organisms such as Candida auris and synergistic/additive activity in combination with isavuconazole against Aspergillus strains.  Ibrexafungerp has unique attributes that define its potential to address significant unmet medical needs and provide considerable commercial opportunities, including:

•	oral bioavailability, unlike other glucan synthase inhibitors, allowing for convenient long-term outpatient use;
•	broad activity against Candida, Aspergillus, Pneumocystis, Coccidioides, Histoplasma and Blastomyces strains;
•	distinct chemical structure from other glucan synthase inhibitors, providing a unique spectrum of activity and pharmacokinetic profile;
•	activity against azole-resistant and most echinocandin-resistant Candida strains, including Candida auris and multidrug-resistant strains;
•	activity against azole-resistant Aspergillus strains;
•	fungicidal (i.e., killing the fungi) capabilities against Candida species compared to azoles, which are fungistatic (i.e., only inhibiting the growth of fungi);
•	high tissue penetration, allowing high concentrations in the organs commonly affected by fungal infections;
•	well tolerated with over 900 subjects exposed;
•	20-hour half-life with a low risk of drug-drug interactions; and
•	lack of teratogenicity in animal studies.

We believe that ibrexafungerp, if approved, has the potential to address significant gaps with commercially available therapies in the following indications:

•	complicated cases of vaginal yeast infections, including recurrent infections;
•	invasive aspergillosis (including resistant infections);
•	refractory invasive fungal infections; and
•	invasive candidiasis (including resistant infections).

In the future, we may also consider other indications for ibrexafungerp for which longer oral antifungal regimens are typically needed and would benefit from the broad-spectrum activity, favorable safety profile and low potential for drug-drug interactions, including for the treatment of chronic fungal infections and for prophylaxis.

Given our stage of development, we have not yet established a commercial organization or distribution capabilities and we are in the process of assessing our global commercial strategy.

For the treatment and prevention of vaginal yeast infections, we anticipate that prescribing physicians will mostly be obstetricians, gynecologists, and nurse practitioners. For these indications, we intend to form our own focused field force to target physicians in the U.S. Outside of the U.S., subject to obtaining necessary marketing approvals, we will likely seek to commercialize ibrexafungerp through distribution or other collaboration arrangements.

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

Further, we expect that product candidates currently in clinical development may represent significant competition, if approved. These include the azole Oteseconazole (VT-1161) being developed by Mycovia Pharmaceuticals, Inc., formerly Viamet Pharmaceuticals, Inc. (assets acquired by NovaQuest Capital Management, LLC), the long-acting IV echinocandin Rezafungin (CD101) being developed by Cidara Therapeutics, Inc., Fosmanogepix (APX-001) being developed by Amplyx Pharmaceuticals Inc., the polyene amphotericin B oral formulation MAT2203 being developed by Matinas BioPharma Holdings Inc., and Olorofim (F901318) being developed by F2G Limited.  These companies may have greater resources than ours.

We believe that ibrexafungerp has the ability to perform well in the future fungal infection market given the sparse competitive marketplace, the unmet medical need, and the high mortality rate of many of these infections.  The key competitive factors affecting the success of ibrexafungerp, if approved, are likely to be its efficacy, safety, convenience, price, use in outpatient settings, the level of generic competition and the availability of reimbursement from government and other third-party payors. If approved, we believe that ibrexafungerp’s unique features, including being from a novel antifungal class, broad-spectrum of activity including resistant strains, IV and oral formulations, fungicidal activity versus Candida, high tissue penetration, and favorable safety profile, will differentiate it from competing products and allow premium pricing to generics and other competing products.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA, or other regulatory, approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products. In the azole class, fluconazole, itraconazole, posaconazole, and oral voriconazole are generic. Caspofungin, the largest selling echinocandin, is now available on a generic basis.  If approved, we believe ibrexafungerp will be capable of delivering value supportive of premium pricing over competitive generic products.

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

Collaborations and Licensing Agreements Associated with Our Core Drug Development Operations

We have a number of licensing and collaboration agreements associated with our core drug development operations, including the following:

Merck

We initially discovered and developed ibrexafungerp through a research collaboration with Merck Sharp & Dohme Corp. (Merck), a subsidiary of Merck & Co., Inc. In May 2013, Merck transferred to us all development and commercialization rights for ibrexafungerp (also known as MK-3118). This decision was made following a review and prioritization of Merck’s infectious disease portfolio. Under the terms of the agreement, we received all human health rights to ibrexafungerp, including all related technical documents, preclinical data, data from the seven Phase 1 trials conducted by Merck, and drug product and drug substance.  The agreement continues until expiration of all royalty obligations. The agreement may be terminated if either party is in material breach and fails to remedy the breach after receiving written notice. In January 2014, Merck assigned the patents to us related to ibrexafungerp that it had exclusively licensed to us. Under the terms of the patent assignment, Merck no longer has responsibility to maintain the patents. Merck is eligible to receive milestones upon initiation of a Phase 3 clinical study, NDA submission and marketing approvals in each of the U.S., major European markets and Japan that could total up to $19 million. In addition, Merck will receive tiered royalties based on worldwide sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits of net sales, and we expect to pay royalties on net sales of ibrexafungerp to Merck for no more than ten years from first commercial launch, on a country-by-country basis.

In December 2014, we entered into an amendment to the license agreement with Merck that defers the remittance of a milestone payment due to Merck, such that no amount will be due upon initiation of the first phase 2 clinical trial of a product containing the ibrexafungerp compound (the Deferred Milestone). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that will be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, we entered into second and third amendments to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of a milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and it was paid in March 2019.

R-Pharm

In August 2013, we entered into an agreement with R-Pharm, CJSC (R-Pharm), a leading supplier of hospital drugs in Russia, granting them exclusive rights to develop and commercialize ibrexafungerp in the field of human health in Russia, Turkey, and certain Balkan, Central Asian, Middle Eastern and North African countries. We retained the right to commercialize ibrexafungerp in the Americas, Europe, and Asia.  In November 2014, we entered into a supplemental arrangement with R-Pharm, whereby R-Pharm was informed of the modified IV formulation development plan and R-Pharm agreed to reimburse us for specifically identified IV formulation development and manufacturing costs incurred by us.  We received a non-refundable upfront payment of $1.5 million from R-Pharm in August 2013 which was recognized over a period of 70 months. We recognized revenue from this upfront payment of $0.1 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

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

U.S. Drug Approval Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA), and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recall requests, product seizures, total or partial suspension of production or distribution, injunctions, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (GLP) regulations;
•	submission to the FDA of an investigational new drug application (IND) which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (GCP) to establish the safety and efficacy of the proposed drug for each indication, subject to on-going IRB review;

•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good manufacturing practice (cGMP) regulations and guidance, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (NIH) for public dissemination on their ClinicalTrials.gov website.

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

In some circumstances, the FDA may also order a sponsor to conduct post-approval clinical trials if new safety information arises raising questions about the drug’s risk-benefit profile. Those clinical trials are typically referred to as Post-Marketing Requirements (PMRs).

GAIN Act

The FDA has various expedited development programs, including break-through therapy, fast track designation and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs that meet certain qualifications. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

The GAIN Act is intended to encourage development of new antibacterial and antifungal drugs for the treatment of serious or life-threatening infections by providing certain benefits to sponsors, including extended exclusivity periods, fast track and priority review. To be eligible for these benefits a product in development must seek and be awarded designation as a Qualifying Infectious Disease Product (QIDP).

To qualify as a QIDP according to the criteria established in the GAIN Act, a product must be an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including, those:

•	caused by an antifungal resistant pathogen, including novel or emerging infectious pathogens; or
•	qualifying pathogens listed by the FDA in accordance with the GAIN Act.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (HHS) such as the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the federal and state anti-fraud and abuse laws, false claims laws, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and payment transparency laws. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties.

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

As of March 1, 2020, we are the owner of nine issued U.S. patents and 125 issued non-U.S. patents with claims to novel compounds, compositions containing them, processes for their preparation, and their uses as pharmaceutical agents, with terms expiring between 2027 and 2035. Of these patents, three U.S. patent relates to ibrexafungerp. We are actively pursuing four U.S. patent applications and many non-U.S. patent applications in multiple jurisdictions worldwide.

Ibrexafungerp is protected by an issued composition of matter patent (U.S. Patent No. 8,188,085) in the United States, which expires in 2030, and we will have ten to twelve years of regulatory exclusivity in the U.S.  Based on our current development plan, we believe that an additional term of up to five years for the ibrexafungerp composition of matter U.S. patent may result from the patent term extension provision of the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). The composition of matter patent has been granted in 63 countries and is pending in 16 other countries.  Two patents related to ibrexafungerp salts and polymorphs, including the citrate salt currently under development, have issued, with expiration expected in 2035.  Additional patent applications related to ibrexafungerp’s formulations and use as an antifungal agent have been filed and are currently pending. If granted, the new patent families could extend the patent protection for certain ibrexafungerp formulations and uses up to 2039.  For this and more comprehensive risks related to our proprietary technology and processes, please see the section on “Risk Factors-Risks Relating to Our Intellectual Property.”

Employees

As of March 1, 2020, we had 27 employees, all of whom were employed on a full-time basis. Our employees are engaged in administration, accounting and finance, research, clinical development, manufacturing, and business development functions. We believe our relations with our employees are good.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including a net loss of $53.7 million for the year ended December 31, 2019.  As of December 31, 2019, we had an accumulated deficit of approximately $271.4 million.  On a prospective basis, our strategic focus, along with the commitment of our financial resources, will be directed towards the development of ibrexafungerp, our lead product candidate.  We had cash and cash equivalents and short-term investments of $48.4 million as of December 31, 2019.  Based upon our existing operating plan, we believe that our existing cash and cash equivalents and short-term investments, and the sale of a portion of our New Jersey NOLs, will enable us to fund our operating requirements past a potential Prescription Drug User Fee Act (PDUFA) date in mid-2021 for the treatment of VVC when we expect the FDA to complete the review of the NDA and potentially approve ibrexafungerp for the treatment of VVC, although there can be no assurances that we will be able to continue our operations on a long-term basis.  We have suffered substantial losses from operations since inception and will require additional financing.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate, the timing of the submission of our planned NDAs could be delayed, and any potential product approval could be delayed. Based upon our existing operating plan, we believe that our existing cash and cash equivalents and short-term investments, and the sale of a portion of our New Jersey NOLs, will enable us to fund our operating requirements past a potential PDUFA date in mid-2021 for the treatment of VVC when we expect the FDA to complete the review of the NDA and potentially approve ibrexafungerp for the treatment of VVC; provided, however, that changing circumstances may cause us to consume cash more rapidly than we currently anticipate. We may need to raise additional funds from additional issuances of equity and/or debt securities or otherwise obtain funding through strategic alliances or collaborations with third parties. In any event, we will require additional capital to complete development of, to seek regulatory approval for and, if approval is obtained, to commercialize ibrexafungerp and any future product candidates we may seek to develop.

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

Additionally, we may be required to repay the outstanding notes if an event of default occurs under the Note Purchase Agreement.  Under the Note Purchase Agreement, an event of default will occur if, among other things: we fail to make payments under the Note Purchase Agreement; we breach any of our covenants under the Note Purchase Agreement, subject to specified cure periods with respect to certain breaches; or we or our subsidiaries become subject to bankruptcy, insolvency or reorganization proceedings.  We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

We applied to the FDA for, and received, the designation of the oral tablet and the IV formulations of ibrexafungerp for vulvovaginal candidiasis, invasive candidiasis and invasive aspergillosis as Qualified Infectious Disease Product (QIDP) under the Generating Antibiotic Incentives Now Act (GAIN Act). We also applied to the FDA for, and were granted, Fast Track designation for ibrexafungerp for these indications.  Receipt of QIDP status and Fast Track designation in practice may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA or related GAIN Act exclusivity benefits.

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
•

inability to enroll patients, or slow down in the rate of enrolling patients, in clinical trials due to unforeseen natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control, such as the recent emergence and spread of COVID-19, a coronavirus, which may cause participants to not want to participate in these trials or otherwise have any unnecessary contact with the medical community; and

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

Merck completed seven Phase 1 clinical trials of ibrexafungerp and we have completed nine Phase 1 clinical trials, three Phase 2 trials, and have initiated five Phase 3 trials which are ongoing. We are planning to conduct additional Phase 1, Phase 2, and Phase 3 clinical trials of ibrexafungerp. The conduct of successful Phase 2 and Phase 3 clinical trials is essential in obtaining regulatory approval, and the submission of a successful NDA is a complicated process. We have limited experience in preparing and submitting regulatory filings, have previously only sponsored four Phase 2 clinical trials and five Phase 3 clinical trials, and we have never submitted an NDA. Consequently, we may be unable to successfully and efficiently execute and complete these planned clinical trials in a way that is acceptable to the FDA and leads to an NDA submission, acceptance and approval of ibrexafungerp or any future product candidate we may seek to develop. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we may seek to develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing ibrexafungerp or any future product candidate we may develop.

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

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act. The Affordable Care Act is designed to expand access to affordable health insurance, control healthcare spending, and improve healthcare quality. The law includes provisions to tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse, and incentives to state Medicaid programs to expand their coverage and services. It also imposes an annual tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs.” Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act.  Concurrently, Congress has considered legislation that would replace or repeal and replace all or part of the Affordable Care Act.  While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Further, the Bipartisan Budget Act of 2018 (BBA) among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

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

Ibrexafungerp and any other future product candidates we may seek to develop will also be subject to ongoing regulatory requirements for the packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (cGMP). As such, we and our contract manufacturers, which we will be responsible for overseeing and monitoring for compliance, are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The FDA may hold us responsible for any deficiencies or noncompliance of our contract manufacturers in relation to ibrexafungerp and any other future product candidates we may seek to develop. Failure to follow cGMP can result in products being deemed adulterated, which carries significant legal implications. We will also be required to engage in pharmacovigilance activities and report certain adverse reactions and production problems, if any, to the FDA and to comply with certain requirements concerning advertising and promotion for products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote products for indications or uses for which they do not have approval. Failure to comply with FDA advertising and promotion standards, which are often subject to interpretation by regulators, may result in a wide range of exposure and liability for us.

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

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge the statute or specific intent to violate it, in order to have committed a violation.

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

A portion of our strategy is to license to third parties rights to develop and commercialize product candidates, including candidates we have discovered other than ibrexafungerp, and if these third parties do not perform under our agreements with them, we will not receive any revenue from these collaborations. For example, we currently have license agreements with R-Pharm to develop and commercialize ibrexafungerp in Russia.  We are relying on these third parties to commercialize the compounds subject to the respective license agreements, and if they are not able to commercialize the compounds subject to the respective agreements, or determines not to pursue commercialization of the compounds, we will not receive any royalty payments under the agreements.  If our third-party collaborators under these agreements and any future agreements we enter into do not perform under the agreements, or terminate the agreements, we will not receive the benefits we expect under the agreements.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	the possible breach of the manufacturing agreements or violation of regulatory standards by the third parties because of factors beyond our control;
•	the possibility of termination or nonrenewal of the agreements by the third parties because of our breach of the manufacturing agreement or based on their own business priorities; and
•

the possibility of unforeseen natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control impacting our third parties, such as the recent emergence and spread of COVID-19, a coronavirus, which may cause delays in the ability of our suppliers to provide us with supplies on a timely basis.

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

Composition of matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents generally provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of our drug candidates will be considered patentable by the U.S. Patent and Trademark Office (USPTO) courts in the United States or by the patent offices and courts in foreign countries. Method of use patents protect the use of a product for the method recited in the claims. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to or induce the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation, interference, or derivation proceedings may fail, resulting in harm to our business, and, even if successful, may result in substantial costs and distract our management and other employees.

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

As of March 1, 2020, we had 27 employees.  As we advance ibrexafungerp through preclinical studies, clinical trials and commercialization, we will need to increase our product development, scientific, marketing, sales and administrative headcount to manage these efforts. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials. Our coverage is currently limited to $10.0 million per occurrence and $10.0 million in the aggregate per year, as well as additional local country product liability coverage for trials conducted outside of the United States as required by the local country regulations. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for product candidates, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash available to develop ibrexafungerp and any future product candidates we may seek to develop and adversely affect our business.

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

U.S. federal and state privacy and data security laws and regulations regulate how we and our partners collect, use and share certain information.  For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, impose certain obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information on “covered entities,” such as certain healthcare providers, health plans, and healthcare clearinghouses and their respective “business associates” that perform services for them.  State security breach notification laws, state health information privacy laws, and other state privacy laws also impose requirements regarding the collection, use, disclosure, and protection of personal information.  In addition, in June 2018, California enacted the California Consumer Privacy Act of 2018 (CCPA) which became effective January 1, 2020. The CCPA gives California residents the right to access and require deletion of their personal information, the right to opt out of certain personal information sharing, and the right to detailed information about how their personal information is collected, used, and disclosed. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data and data collected pursuant to HIPAA, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a wave of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.

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

For example, the EU implemented the General Data Protection Regulation (GDPR) a broad data protection framework that expands the scope of EU data protection law to include certain non-European Union entities that process the personal data of EU residents, including clinical trial data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and protect information about them. The processing of sensitive personal data, such as information about health conditions, leads to heightened compliance burdens under the GDPR and is a topic of active interest among EU regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.

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

Maintaining effective internal controls over financial reporting is necessary for us to produce accurate consolidated financial statements on a timely basis.  Management continues to devote significant time, attention, and resources to maintaining and improving our internal controls. We expect to continue to incur costs associated with implementing appropriate processes and internal controls, which could include new employee compensation costs and fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

The requirements associated with being a public company will continue to require significant company resources and management attention.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and we are required to disclose material changes made in our internal controls and procedures on a quarterly basis. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales may also result in new investors gaining rights superior to our existing stockholders.  For example, in March 2019, we issued and sold $16 million of 6.0% convertible senior notes due 2025. The holders may convert their convertible notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025. Upon conversion of the convertible notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. The initial conversion rate is 739.0983 shares of common stock per $1,000 principal amount of convertible notes, which is equivalent to an initial conversion price of approximately $1.35 per share, and is subject to adjustment in certain events. Holders who convert may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock.  In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its convertible notes in connection with such a corporate event.  Subject to adjustment in the conversion rate, the number of shares that we may deliver in connection with a conversion of the convertible notes, including those delivered in connection with an interest make-whole payment, will not exceed a cap of 813 shares of common stock per $1,000 principal amount of convertible notes.  To the extent holders of these notes convert the notes, our stockholders may experience substantial dilution.

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

We are not party to any legal proceedings for which disclosure is required under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “SCYX.”

Stockholders

As of March 1, 2020, there were approximately 60 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We did not purchase any of our securities during the fourth quarter of 2019.

ITEM 6.	SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the year ended December 31, 2019, are not necessarily indicative of results that may occur in future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

Overview

SCYNEXIS, Inc. is pioneering a new class of antifungal medicines to help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug resistant infections. Our lead candidate, ibrexafungerp, is a broad-spectrum, intravenous (IV)/oral agent in late stage development for multiple indications, ranging from the treatment of vaginal yeast infections in the community setting to life-threatening invasive fungal infections in hospitalized patients.

Ibrexafungerp, the first agent in a novel antifungal class called triterpenoids, is a structurally distinct glucan synthase inhibitor that has shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple in vitro and in vivo studies. The U.S. Food and Drug Administration (FDA) has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for the formulations of ibrexafungerp for the indications of vulvovaginal candidiasis (VVC) (including prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications. These designations may provide us with additional market exclusivity and expedited regulatory paths. Recognizing that our agent belongs to a new class of antifungals, the World Health Organization’s International Non-Proprietary Name group created a new naming stem (“-fungerp”) and selected the name “ibrexafungerp” for SCY-078 in July 2018, and the United States Adopted Names Council (USAN Council) adopted “ibrexafungerp” as a USAN in February 2019.

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, and December 2019.  We have received an aggregate of $173.7 million in net proceeds from the issuance of our common stock in these five offerings.  Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $48.4 million as of December 31, 2019.  In addition, during the year ended December 31, 2019, we received net proceeds of $11.0 million under our ATM facility and in January 2020, we entered into an agreement with a third party to sell a portion of our unused New Jersey Net Operating Losses (NOLs) and research and development credits for $3.1 million.

We have incurred net losses since our inception, including the year ended December 31, 2019.  As of December 31, 2019, our accumulated deficit was $271.4 million. We anticipate that we will continue to incur losses for at least the next several years. We will continue to incur research and development expenses as we continue to execute our research and drug development strategy and continue to incur selling, general and administrative expenses to support our public reporting company operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on August 31, 2018 and declared effective on September 14, 2018 (Shelf Registration), including the related at-the-market (ATM) facility entered into on August 31, 2018 with Cantor Fitzgerald & Co., or Cantor.

Components of Operating Results

Revenue

Revenue consists of the amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.  The R-Pharm arrangement and our revenue recognition policy is described within the "Critical Accounting Policies and Significant Judgments and Estimates" section below, as well as in Note 2 to our audited consolidated financial statements for the year ended December 31, 2019, included in this Form 10-K.

Research and Development Expense

Research and development expense consists of expenses incurred while performing research and development activities to discover, develop, or improve potential product candidates we seek to develop. This includes conducting preclinical studies and clinical trials, manufacturing and other development efforts, and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of:

•	costs related to executing preclinical studies and clinical trials, including related drug formulation, manufacturing and other development;
•	salaries and personnel-related costs, including benefits and any stock-based compensation for personnel performing research and development functions;
•	fees paid to clinical research organizations (CROs), vendors, consultants and other third parties who support our product candidate development and intellectual property protection;
•	other costs in seeking regulatory approval of our products; and
•	allocated overhead.

Ibrexafungerp was the only key research and development project during the periods presented. We will continue to incur research and development expense for the foreseeable future as we continue our effort to develop ibrexafungerp, specifically for our Phase 3 VVC registration programs, and potentially to develop our other in-house product candidates or candidates we may acquire; subject to the availability of additional funding.

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

Other Expense (Income)

Substantially all of our other expense (income) during the periods reported consists of costs associated with:

•	fair value adjustments to our warrant and derivative liabilities;
•	interest expense;
•	amortization of debt issuance costs and discount;
•	other income associated with research and development tax credits;
•	interest income associated with our held-to-maturity short-term investments and;
•	the expense recognized for the extinguishment of debt.

Income Tax Benefit

Income tax benefit consists of U.S. federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.  For the year ended December 31, 2018, we recognized $6.7 million in income tax benefit associated with the sale of our NOLs for $6.7 million.

Results of Operations for the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, and period-to-period percentage change (dollars in thousands):

	Years Ended December 31,
	2019	2018	Period-to-Period Change
Revenue	$121	$257	$(136)	(52.9)%
Operating expenses:
Research and development	38,394	21,560	16,834	78.1%
Selling, general and administrative	10,648	8,680	1,968	22.7%
Total operating expenses	49,042	30,240	18,802	62.2%
Loss from operations	(48,921)	(29,983)	(18,938)	63.2%
Other expense (income):
Loss on extinguishment of debt	1,045	—	1,045	—
Amortization of debt issuance costs and discount	1,171	428	743	173.6%
Interest income	(805)	(967)	162	(16.8)%
Interest expense	986	1,626	(640)	(39.4)%
Other income	(538)	—	(538)	—
Warrant liabilities fair value adjustment	4,497	(11,866)	16,363	(137.9)%
Derivative liability fair value adjustment	(1,567)	—	(1,567)	—
Total other expense (income):	4,789	(10,779)	15,568	(144.4)%
Loss before taxes	(53,710)	(19,204)	(34,506)	179.7%
Income tax benefit	—	6,736	(6,736)	(100%)
Net Loss	$(53,710)	$(12,468)	$(41,242)	330.8%

Revenue. For the years ended December 31, 2019 and 2018, revenue consisted of the amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm.

Research and Development. For the year ended December 31, 2019, research and development expenses increased to $38.4 million from $21.6 million for the year ended December 31, 2018. The increase of $16.8 million, or 78.1%, was primarily driven by a milestone payment made in 2019 to Merck upon initiation of the Phase 3 VVC registration study, an increase of $11.8 million in clinical development expense, an increase of $0.6 million in chemistry, manufacturing, and controls (CMC), an increase of $1.1 million in salary and personnel related costs, and a net increase of $1.0 million in other research and development expenses, offset in part by a decrease of $1.7 million in preclinical expenses.

The $11.8 million increase in clinical development expense for the year ended December 31, 2019, was primarily driven by an increase of $9.3 million in costs associated with the VANISH Phase 3 VVC program, an increase of $1.9 million in costs associated with the CANDLE Phase 3 study, an increase of $0.9 million in expense associated with our SCYNERGIA Phase 2 study, an increase of $1.1 million in expense associated with two drug-drug interaction clinical studies to support the planned NDA submission for the treatment of VVC in the second half of 2020, and a net increase in other clinical expenses of $0.8 million, offset in part by a $1.4 million decrease in expense associated with our DOVE Phase 2 study that was substantially completed by the end of 2018, and a decrease of $0.8 million in expense associated with the initiation and completion of a Phase 1 study evaluating the pharmacokinetics, safety, and tolerability of oral ibrexafungerp in healthy subjects in 2018.  The $0.6 million increase in CMC for the year ended December 31, 2019, was primarily driven by increased costs associated with the development and manufacture of drug product for ongoing and planned clinical studies as well as the registration batches necessary for the planned NDA submission for the treatment of VVC.  The $1.1 million increase in salary and personnel related costs is due to the increase in full time employees from the comparable prior period.  The $1.7 million decrease in preclinical expenses was primarily driven by certain toxicology and other studies incurred in the comparable prior period.

Selling, General and Administrative. For the year ended December 31, 2019, selling, general and administrative expenses increased to $10.6 million from $8.7 million for the year ended December 31, 2018.  The increase of $2.0 million, or 22.7%, was primarily driven by a $1.0 million increase in business development and commercial related costs, a $0.6 million increase in professional fees, a $0.4 million increase in salary and personnel related costs, and a net increase in other selling, general and administrative expenses of $0.2 million, offset in part by a $0.2 million charge for deferred offering costs recognized in 2018.

Loss on Extinguishment of Debt.  For the year ended December 31, 2019, we recognized a $0.8 million loss on debt extinguishment associated with the repayment of the term loan with Solar in March 2019 and a $0.2 million loss on debt extinguishment upon the conversion of a portion of our convertible debt in April 2019.  The $0.8 million and $0.2 million losses recognized during the year ended December 31, 2019 represent the difference between the reacquisition prices and the net carrying values of the Solar and convertible debt balances extinguished, respectively.

Amortization of Debt Issuance Costs and Discount. For year ended December 31, 2019, amortization of debt issuance costs and discount increased to $1.2 million from $0.4 million for the year ended December 31, 2018.  The 2019 debt issuance costs and discount comprised an allocated portion of the advisory fee and other issuance costs associated with our convertible debt and the fair value of the bifurcated derivative liability.  The 2018 debt issuance costs comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the previous loan agreement with Solar.

Interest Income.  For the years ended December 31, 2019 and 2018, we recognized $0.8 million and $1.0 million, respectively, in interest income associated with the short-term investments.  The decrease in interest income was primarily due to the decrease in interest rate returns earned on our short-term investments in comparison to the comparable period.

Interest Expense.  For the years ended December 31, 2019 and 2018, we recognized $1.0 million and $1.6 million, respectively, in interest expense associated with our convertible debt and prior loan agreement with Solar.  The decrease from the prior comparable period is primarily due to the interest expense recognized for the previous loan agreement with Solar.

Other Income.  For the year ended December 31, 2019, we recognized $0.5 million in other income associated with certain research and development tax credits.

Warrant Liabilities Fair Value Adjustment.  For the years ended December 31, 2019 and 2018, we recognized a $4.5 million loss and a $11.9 million gain, respectively, for the fair value adjustment for warrant liabilities.  The $4.5 million loss incurred during the year ended December 31, 2019 was primarily due to the increase in our stock price during the period.

Derivative Liability Fair Value Adjustment.  For the year ended December 31, 2019, we recognized a gain of $1.6 million  in the fair value adjustment related to the derivative liability primarily due to the decrease in our stock price during the period.

Income Tax Benefit.  For the year ended December 31, 2018, we recognized a $6.7 million income tax benefit associated with the sale of a portion of our NOLs. This sale was structured through the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2019, we had cash and cash equivalents and short-term investments of approximately $48.4 million, compared to $44.2 million as of December 31, 2018. The increase in our cash and cash equivalents and short-term investments was primarily due to the funds raised in our December 2019 public offering of our common stock and warrants and through our ATM, the cash receipt of $6.7 million received in 2019 for the sale of a portion of our New Jersey NOLs, offset in part by the continued development costs associated with our lead product candidate, ibrexafungerp.

We have incurred net losses since our inception, including the year ended December 31, 2019. As of December 31, 2019, our accumulated deficit was $271.4 million. We anticipate that we will continue to incur losses for at least the next several years.  As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statement filed with the SEC on August 31, 2018 and declared effective on September 14, 2018, including the related at-market-facility entered into on August 31, 2018 with Cantor.  For the year ended December 31, 2019, we received net proceeds of $11.0 million under our at-the-market facility.

On March 7, 2019, we sold to Puissance $16 million aggregate principal amount of our convertible senior notes (Notes).  The holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 into shares of our common stock.  On or after March 15, 2022, we have the right, at our election to redeem all or any portion of the Notes not previously converted given certain sale price conditions associated with our common stock.  See Note 7 to our consolidated financial statements for the year ended December 31, 2019, included in this Annual Report for further details.

Cash Flows

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Years Ended December 31,
	2019	2018
Cash, cash equivalents, and restricted cash, January 1	$11,767	$11,469
Net cash used in operating activities	(38,119)	(28,323)
Net cash provided by (used in) investing activities	26,240	(803)
Net cash provided by financing activities	42,305	29,424
Net increase in cash, cash equivalents, and restricted cash	30,426	298
Cash, cash equivalents, and restricted cash, December 31	$42,193	$11,767

Operating Activities

The $9.8 million increase in net cash used in operating activities for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to increases in costs associated with ibrexafungerp development efforts. We expect that our research and development expenses will increase as we pursue our ibrexafungerp development efforts and we expect we will continue to incur selling, general and administrative expenses to support our operations.

Net cash used in operating activities of $38.1 million for the year ended December 31, 2019, primarily consisted of the  $53.7 million net loss adjusted for non-cash charges that included the loss on change in fair value of the warrant liabilities of $4.5 million and stock-based compensation expense of $1.8 million, the gain on change in fair value of the derivative liability of $1.6 million, the loss on extinguishment of debt of $1.0 million, and the amortization of debt issuance costs and discount of $1.2 million, plus a net favorable change in operating assets and liabilities of $8.3 million.  The net favorable change in operating assets and liabilities included an increase in accounts payable and accrued expenses of $5.2 million primarily due to the increase in accounts payable and a decrease in prepaid expenses, other assets, and deferred costs of $3.3 million.  The $3.3 million decrease in prepaid expenses, other assets, and deferred costs is primarily due the cash receipt of $6.7 million received in 2019 for the sale of a portion of our NOLs through the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

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

Investing Activities

Net cash provided by investing activities of $26.2 million for the year ended December 31, 2019, consisted primarily of purchases and maturities of short-term investments of $39.5 million and $65.7 million, respectively.

Net cash used in investing activities of $0.8 million for the year ended December 31, 2018, consisted primarily of purchases and maturities of short-term investments of $85.1 million and $84.9 million, respectively.

Financing Activities

Net cash provided by financing activities of $42.3 million for the year ended December 31, 2019, consisted primarily of gross proceeds from common stock of $46.3 million, primarily as a result of our December 2019 public offering of common stock and warrants in additional to the gross proceeds from common stock sold under our at-the-market facility, partially offset by related underwriting discounts and commissions and offering expenses totaling $2.9 million.  Additionally, pursuant to the note purchase agreement, we issued and sold to Puissance $16.0 million aggregate principal amount of our Notes, resulting in $14.7 million in net proceeds after deducting an advisory fee and other issuance costs, and we used the net proceeds to pay the remaining outstanding Solar term loan in full.  As part of the payment of the outstanding balance of the Solar term loan, we paid $0.8 million in debt extinguishment costs which comprised the remaining unamortized discount and issuance costs associated with the Solar term loan prior to repayment.

Net cash provided by financing activities of $29.4 million for the year ended December 31, 2018, consisted of gross proceeds from common stock and warrants issued of $31.7 million, primarily as a result of our March 2018 offering of common stock and warrants, partially offset by related underwriting discounts and commissions and offering expenses totaling $2.3 million.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize ibrexafungerp. In addition, we expect to incur expenses in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We anticipate that we will need substantial additional funding in connection with our continuing future operations.

Based upon our existing operating plan, we believe that our existing cash and cash equivalents and short-term investments, and the sale of a portion of our New Jersey NOLs, will enable us to fund our operating requirements past a potential PDUFA date in mid-2021 for the treatment of VVC when we expect the FDA to complete the review of the NDA and potentially approve ibrexafungerp for the treatment of VVC.  We are currently evaluating our operating plan and assessing the potential cash utilization impact of our updated ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015, June 2016, March 2018, March 2019, and December 2019, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, similar to our previous loan agreement with Solar or the convertible senior notes we sold in March 2019, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements for the year ended December 31, 2019, included in this annual report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Revenue Recognition and Deferred Revenue

We have entered into arrangements involving the sale or license of intellectual property and the provision of other services.  When entering into any arrangement involving the sale or license of intellectual property rights and other services, we determine whether the arrangement is subject to accounting guidance in ASC 606, Revenue from Contracts with Customers (Topic 606), which became effective in the current period (we have elected to use the modified retrospective approach for contracts that are not completed contracts and there was no cumulative adjustment recognized in the current period) as well as ASC 808, Collaborative Arrangements (Topic 808). If we determine that an arrangement includes goods or services that are central to our business operations for consideration, we will then identify the performance obligations in the contract using the unit-of-account guidance in Topic 606.  For a distinct unit-of-account that is within the scope of Topic 606, we apply all of the accounting requirements in Topic 606 to that unit-of-account, including the recognition, measurement, presentation and disclosure requirements.  For a distinct unit-of-account that is not within the scope of Topic 606, we will recognize and measure the distinct unit-of-account based on other authoritative ASC Topics or on a reasonable, rational, and consistently applied policy election.

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

Research and Development Accruals

We are required to estimate our expenses resulting from our obligations under contracts with CROs, clinical site agreements, vendors, and consultants in connection with conducting ibrexafungerp clinical trials and preclinical studies and other development activities. The financial terms of these contracts are subject to negotiations which vary from contract to contract, and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate development and trial expenses in our consolidated financial statements by matching those expenses with the period in which the services and efforts are expended by our service providers.

For clinical trials, we account for these expenses according to the progress of the trial as measured by actual hours expended by CRO personnel, investigator performance or completion of specific tasks, patient progression, or timing of various aspects of the trial. For preclinical development services performed by outside service providers, we determine accrual estimates through financial models, taking into account development progress data received from outside service providers and discussions with our knowledgeable internal personnel and service provider personnel. During the course of a clinical trial or preclinical study or development project, we adjust our rate of trial or project expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date within our consolidated financial statements based on the facts and circumstances known to us at that time. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. We have not experienced any significant adjustments to our estimates to date.

Stock-Based Compensation

We record the fair value of stock options issued as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period.

Stock-based compensation expense has been reported in our statements of operations as follows (dollars in thousands):

	Years Ended December 31,
	2019	2018
Research and development, net	$604	$519
Selling, general and administrative	1,224	1,297
Total	$1,828	$1,816

On December 31, 2019, the aggregate intrinsic value of outstanding options to purchase shares of our common stock was $0.1 million, based upon the $0.91 closing sales price per share of our common stock as reported on the Nasdaq Global Market on that date.

Determination of the Fair Value of Stock-based Compensation Grants

We calculate the fair value of stock-based compensation arrangements using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options, and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

•

we do not have sufficient history to estimate the volatility of our common stock price. We estimate expected volatility based on a weighted average using reported data for selected reasonably similar publicly traded companies for which the historical information is available, our own history, and other valuation techniques. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants;

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

•	we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and
•	we recognize forfeitures as they are incurred.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2019 and 2018 are set forth below:

Employee Stock Options	Years Ended December 31,
	2019	2018
Weighted average risk-free interest rate	2.47%	2.64%
Weighted average expected term (in years)	6.03	6.02
Weighted average expected volatility	66.47%	52.31%

Non-Employee Director Stock Options	Years Ended December 31,
	2019	2018
Weighted average risk-free interest rate	2.11%	2.44%
Weighted average expected term (in years)	5.54	5.28
Weighted average expected volatility	65.36%	58.65%

Warrant Liabilities

We account for the outstanding warrants associated with the June 2016 public offering, March 2018 public offering, and December 2019 public offering as liabilities measured at fair value.  The fair values of these warrants have been determined using the Black-Scholes valuation model.  We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities and utilize the remaining term of the warrant as the expected term.  We estimate expected volatility using the historical volatility of our common stock given we have sufficient history to support the expected terms of the warrants.

Convertible Debt and Derivative Liability

For the Notes, we account for the bifurcated embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, as a long-term derivative liability in our consolidated balance sheet. The derivative liability is remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the consolidated statements of operations in other (income) expense.  We used the binomial lattice valuation model to value the derivative liability at inception and on subsequent valuation dates.  This model incorporates transaction details such as stock price, contractual terms, dividend yield, risk-free rate, historical volatility, credit rating, market credit spread, and estimated yield.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SCYNEXIS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SCYNEXIS, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 11, 2020

We have served as the Company's auditor since 2000.

SCYNEXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$41,920	$11,439
Short-term investments	6,494	32,718
Prepaid expenses and other current assets	3,988	7,251
Restricted cash	—	55
Total current assets	52,402	51,463
Other assets	812	812
Deferred offering costs	70	106
Restricted cash	273	273
Property and equipment, net	405	516
Operating lease right-of-use asset (Note 8)	3,191	—
Total assets	$57,153	$53,170
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,177	$3,653
Accrued expenses	3,801	2,103
Deferred revenue, current portion	—	121
Operating lease liability, current portion (Note 8)	36	—
Total current liabilities	11,014	5,877
Warrant liabilities	18,396	986
Loan payable expected to be refinanced (Note 7)	—	15,082
Convertible debt and derivative liability (Note 7)	11,522	—
Operating lease liability (Note 8)	3,326	—
Total liabilities	44,258	21,945
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of December 31, 2019 and December 31, 2018; 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized as of December 31, 2019, and 125,000,000 shares authorized as of December 31, 2018; 97,413,721 and 47,971,989 shares issued and outstanding as of December 31, 2019, and December 31, 2018, respectively	97	48
Additional paid-in capital	284,226	248,895
Accumulated deficit	(271,428)	(217,718)
Total stockholders’ equity	12,895	31,225
Total liabilities and stockholders’ equity	$57,153	$53,170

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018
Revenue	$121	$257
Operating expenses:
Research and development	38,394	21,560
Selling, general and administrative	10,648	8,680
Total operating expenses	49,042	30,240
Loss from operations	(48,921)	(29,983)
Other expense (income):
Loss on extinguishment of debt	1,045	—
Amortization of debt issuance costs and discount	1,171	428
Interest income	(805)	(967)
Interest expense	986	1,626
Other income	(538)	—
Warrant liabilities fair value adjustment	4,497	(11,866)
Derivative liability fair value adjustment	(1,567)	—
Total other expense (income):	4,789	(10,779)
Loss before taxes	(53,710)	(19,204)
Income tax benefit	—	6,736
Net loss	$(53,710)	$(12,468)
Net loss per share – basic and diluted	$(0.96)	$(0.28)
Weighted average common shares outstanding – basic and diluted	56,081,384	43,883,995

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances as of December 31, 2017	28,971,651	$29	$226,631	$(205,250)	$21,410
Net loss	—	—	—	(12,468)	(12,468)
Stock-based compensation expense	—	—	1,816	—	1,816
Common stock issued through employee stock purchase plan	31,361	—	39	—	39
Common stock issued, net of expenses	18,959,675	19	20,418	—	20,437
Common stock issued for vested restricted stock units	9,302	—	(9)	—	(9)
Balances as of December 31, 2018	47,971,989	$48	$248,895	$(217,718)	$31,225
Net loss	—	—	—	(53,710)	(53,710)
Stock-based compensation expense	—	—	1,828	—	1,828
Common stock issued through employee stock purchase plan	36,847	—	37	—	37
Common stock issued, net of expenses	47,736,920	47	30,483	—	30,530
Common stock issued for April 2019 conversion of Notes	1,626,000	2	2,982	—	2,984
Common stock issued for exercise of stock options	22,500	—	12	—	12
Common stock issued for vested restricted stock units	19,465	—	(11)	—	(11)
Balances as of December 31, 2019	97,413,721	$97	$284,226	$(271,428)	$12,895

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(53,710)	$(12,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	111	53
Stock-based compensation expense	1,828	1,816
Accretion of investment discount	(16)	(111)
Amortization of debt issuance costs and discount	1,171	428
Change in fair value of warrant liabilities	4,497	(11,866)
Deferred offering write-off	—	230
Change in fair value of derivative liability	(1,567)	—
Noncash operating lease expense for right-of-use asset	174	—
Loss on extinguishment of debt	1,045	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, and deferred costs	3,254	(6,367)
Accounts payable and accrued expenses	5,215	219
Deferred revenue	(121)	(257)
Net cash used in operating activities	(38,119)	(28,323)
Cash flows from investing activities:
Maturities of investments	65,740	84,874
Purchases of property and equipment	—	(565)
Purchase of investments	(39,500)	(85,112)
Net cash provided by (used in) investing activities	26,240	(803)
Cash flows from financing activities:
Proceeds from common stock issued	46,337	31,657
Payments of offering costs and underwriting discounts and commissions	(2,855)	(2,272)
Proceeds from employee stock purchase plan issuances	49	39
Proceeds from senior convertible notes	16,000	—
Payments of senior convertible notes issuance costs	(1,253)	—
Payment of loan payable expected to be refinanced	(15,973)	—
Net cash provided by financing activities	42,305	29,424
Net increase in cash, cash equivalents, and restricted cash	30,426	298
Cash, cash equivalents, and restricted cash at beginning of period	11,767	11,469
Cash, cash equivalents, and restricted cash at end of period	$42,193	$11,767
Supplemental cash flow information:
Cash paid for interest	$850	$1,618
Cash received for interest	$898	$986
Noncash financing and investing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$3,365	—
Deferred offering costs reclassified to additional paid-in capital	$36	$84
Common stock issued for settlement of senior convertible notes	$2,984	—

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections.  The Company is developing its lead product candidate, ibrexafungerp, as the first representative of a novel oral and intravenous triterpenoid antifungal family for the treatment of several fungal infections, including serious and life-threatening invasive fungal infections.

The Company has incurred significant losses and negative cash flows from operations since its initial public offering in May 2014 and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of $271.4 million at December 31, 2019 and limited capital resources to fund ongoing operations.  These capital resources were primarily comprised of cash and cash equivalents of $41.9 million and short-term investments of $6.5 million at December 31, 2019. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of a least 12 months subsequent to the issuance of the accompanying consolidated financial statements, the Company's liquidity could be materially affected over this period by, among other things: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; or (4) any other unanticipated material negative events or costs.  Should one or more of these negative events or costs materially affect its liquidity, the Company’s available capital resources may not be sufficient for it to continue to meet its obligations as they become due over the next 12 months.  If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Intercompany balances and transactions are eliminated in consolidation.

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

•

a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $25.0 million of the Company's common stock that may be issued and sold under a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”).  Pursuant to the Sales Agreement, the Company may sell from time to time, at its option, up to an aggregate of $25.0 million of the Company’s common stock, through Cantor, as sales agent.  Pursuant to the Sales Agreement, sales of the common stock, if any, will be made under the Company’s effective Shelf Registration; and

•

a warrant prospectus covering the offering, issuance, and sale of the Company’s common stock issuable upon the exercise of warrants, consisting of (i) warrants to purchase 4,218,750 shares of the Company’s common stock at an exercise price of $3.00 per share originally issued by the Company on June 24, 2016, (ii) warrants to purchase 13,198,075 shares of the Company’s common stock at an exercise price of $1.85 per share originally issued by the Company on March 8, 2018, and (iii) warrants to purchase 7,988,175 shares of the Company’s common stock at an exercise price of $2.00 per share originally issued by the Company on March 8, 2018.  The warrants to purchase 13,198,075 shares of the Company’s common stock expired on March 14, 2019.  Upon full exercise for cash of the warrants outstanding on December 31, 2019, the holders of the warrants would pay the Company an aggregate of approximately $28.6 million.  See Note 9 for further details.

The common stock that may be offered, issued and sold by the Company under the Sales Agreement is included in the $175.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the Sales Agreement with Cantor, any portion of the $25.0 million included in the Sales Agreement that is not sold pursuant to the Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.  As of December 31, 2019, approximately $127.5 million of securities registered under the base prospectus are available to be offered, issued and sold by the Company.

December 2019 Public Offering

On December 12, 2019, the Company completed a public offering (the "December 2019 Public Offering") of its common stock and warrants pursuant to the Company's effective Shelf Registration.  The Company sold an aggregate of 38,888,889 shares of the Company’s common stock and warrants to purchase up to an aggregate of 38,888,889 shares of the Company’s common stock at a public offering price of $0.90 per share and accompanying warrant.  Net proceeds from the December 2019 Public Offering were approximately $32.5 million, after deducting the underwriting discount and estimated offering expenses.  In addition, the Company granted to the underwriters an option to purchase up to 5,833,333 additional shares of common stock and/or warrants to purchase up to an aggregate of an additional 5,833,333 shares of common stock, in each case at the public offering price, less underwriting discounts and commissions. The underwriters exercised their option to purchase 5,833,333 warrants in December 2019.  The option to purchase up to 5,833,333 additional shares of common stock was not exercised by the underwriters and the option expired in January 2020.  See Note 9 for further details.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include: determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimates and assumptions utilized in measuring the fair values of the warrant and derivative liabilities each reporting period.

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

Revenue recognized from a non-refundable upfront payment from R-Pharm, CJSC (“R-Pharm”), a collaboration partner, accounted for 100% of the Company's revenue for the years ended December 31, 2019 and 2018.  No other parties contributed to the Company's revenue in 2019 and 2018.

Cash and Cash Equivalents

The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.  The Company reported cash, cash equivalents, and restricted cash of $42.2 million and $11.8 million as of December 31, 2019 and 2018, respectively.  See Note 8 for further details on the nature of the restricted cash.

Short-Term Investments

The Company's held-to-maturity investments in U.S. government securities, commercial paper, and its overnight repurchase agreement are carried at amortized cost and any premiums or discounts are amortized or accreted through the maturity date of the investment.  Any impairment that is not deemed to be temporary is recognized in the period identified.

Warrant Liabilities

The Company accounts for the outstanding warrants associated with the June 2016 public offering, March 2018 Public Offering, and the December 2019 Public Offering as liabilities measured at fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying consolidated statements of operations. See Note 9 for further details.

Convertible Debt and Derivative Liability

In connection with the Company’s issuance of its 6.0% Convertible Senior Notes due 2025 (the “Notes”), the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“Topic 815”).  The convertible debt and the derivative liability associated with the Notes are presented in total on the consolidated balance sheet as the convertible debt and derivative liability.  The convertible debt is carried at amortized cost.  The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the consolidated statements of operations in other expense (income).

Revenue Recognition and Deferred Revenue

The Company has entered into arrangements involving the sale or license of intellectual property and the provision of other services.  When entering into any arrangement involving the sale or license of intellectual property rights and other services, the Company determines whether the arrangement is subject to accounting guidance in ASC 606, Revenue from Contracts with Customers (“Topic 606”), as well as ASC 808, Collaborative Arrangements ("Topic 808"). If the Company determines that an arrangement includes goods or services that are central to the Company’s business operations for consideration, the Company will then identify the performance obligations in the contract using the unit-of-account guidance in Topic 606.  For a distinct unit-of-account that is within the scope of Topic 606, the Company applies all of the accounting requirements in Topic 606 to that unit-of-account, including the recognition, measurement, presentation and disclosure requirements.  For a distinct unit-of-account that is not within the scope of Topic 606, the Company will recognize and measure the distinct unit-of-account based on other authoritative ASC Topics or on a reasonable, rational, and consistently applied policy election.

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

The Company's August 2013 development, license, and supply agreement with R-Pharm, CJSC (“R-Pharm”), combined with the supplemental arrangement in November 2014 (the “R-Pharm Agreement”), is a collaborative arrangement pursuant to Topic 808.  The Company received a non-refundable upfront payment of $1.5 million from R-Pharm in August 2013 which is being recognized over the estimated relationship period of 70 months for the combined performance obligation that includes the license of intellectual property and the participation on a joint steering committee.  The Company recognized revenue from this upfront payment of $0.1 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.  The Company is entitled to receive other payments under the R-Pharm Agreement including development and sales-based milestones and royalties; however, the variable consideration was fully constrained as of December 31, 2019.

In July 2016, the Company entered into an asset purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the asset purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized.  For the year ended December 31, 2019, there was no revenue recognized associated with this agreement given the variable consideration associated with the sale of intellectual property to Cypralis was fully constrained as of December 31, 2019.  Additionally, in October 2014 the Company entered into a license agreement with Waterstone Pharmaceutical HK Limited (or “Waterstone”) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds.  The Company is entitled to receive potential milestones and royalties from Waterstone and for the year ended December 31, 2019, there was no revenue recognized by the Company associated with this agreement given the variable consideration was fully constrained as of December 31, 2019.

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

The Company is required to estimate its expenses resulting from its obligations under contracts with clinical research organizations, clinical site agreements, vendors, and consultants in connection with conducting ibrexafungerp clinical trials and preclinical development. The financial terms of these contracts are subject to negotiations which vary from contract to contract, and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate development and trial expenses in its consolidated financial statements by matching those expenses with the period in which the services and efforts are expended. For clinical trials, the Company accounts for these expenses according to the progress of the trial as measured by actual hours expended by CRO personnel, investigator performance or completion of specific tasks, patient progression, or timing of various aspects of the trial. For preclinical development services performed by outside service providers, the Company determines accrual estimates through financial models, taking into account development progress data received from outside service providers and discussions with applicable Company and service provider personnel.

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

Amortization of Debt Issuance Costs and Discount

The Company’s convertible debt is recorded net of debt issuance costs which comprised issuance costs and an advisory fee.  The portion of the debt issuance costs allocated to the convertible debt, based on the amount of proceeds allocated between the convertible debt and the derivative liability, is being amortized over the term of the convertible debt using the effective interest method in addition to the discount initially recognized for the fair value of the bifurcated derivative liability from the convertible debt.  Debt issuance costs allocated to the derivative liability were included in other expense as a component of the fair value adjustment for the year ended December 31, 2019.  The Company’s previous term loan with Solar Capital Ltd. (“Solar”), which was paid in full in March 2019 (see Note 7), was recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the term loan. The resulting debt discount was being amortized over the term of the term loan using the straight-line method, which approximated the effective interest method.  The amortization of debt issuance costs and discount is included in other expense within the accompanying consolidated statements of operations.

Income Taxes

The Company provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that the

Company believes is more likely than not to be realized. The Company recognizes uncertain tax positions when the positions will be more likely than not sustained based solely upon the technical merits of the positions.

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

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive:

	December 31,
	2019	2018
Warrants to purchase Series C-1 Preferred	—	14,033
Warrants to purchase common stock associated with Solar loan agreement	122,435	122,435
Warrants to purchase common stock associated with June 2016 public offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 Public Offering - Series 1	—	13,198,075
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	7,988,175	7,988,175
Outstanding stock options	5,261,860	4,052,913
Outstanding restricted stock units	966,394	111,891
Common stock associated with 6% convertible senior notes	11,382,000	—
Warrants to purchase common stock associated with December 2019 Public Offering	44,722,222	—
Option to purchase common stock associated with December 2019 Public Offering	5,833,333	—
Total	80,495,169	29,706,272

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company views its operations and manages its business as one operating segment. The material assets of the Company were held in the United States for the years ended December 31, 2019 and 2018.  In July 2019, the Company incorporated SCYNEXIS Pacific Pty Ltd, a wholly-owned subsidiary, in Sydney, Australia, for the initial purpose of conducting certain clinical trials and other research and development activities.

Although all operations are primarily based in the United States, the Company generated a portion of its revenue from R-Pharm outside of the United States.  All of the Company's revenue was generated from a non-refundable upfront payment received under a licensing and collaboration arrangement with a partner located in Russia.  All sales, including sales outside of the United States, are denominated in United States dollars.

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation.

Recently Adopted Accounting Pronouncements

The Company adopted the FASB’s ASU No. 2016-02, Leases, or ASU 2016-02, on January 1, 2019, utilizing the modified retrospective basis.  ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability, initially measured at the present value of future lease payments, on the balance sheet and expands disclosure requirements regarding leasing arrangements.  The Company elected the practical expedients under ASC 842-10-65-1(f) and ASC 842-10-15-37 that allowed the Company to forego the requirement to reassess the lease classification of its existing office lease and to combine the lease and nonlease components associated with its office lease as a single lease component.  The consideration in the office lease that is allocated to the single lease component includes the fixed payments for the right to use the office space as well as common area maintenance.  The office lease also contains costs associated with certain expense escalation, property taxes, insurance, parking, and utilities which are all considered variable payments and are excluded from the operating lease liability.  The adoption of this accounting standard did not materially impact the Company’s results of operations, other than the recognition of the operating lease right-of-use asset and lease liability.  See Note 8 for further details.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which revised the effective dates for ASU No. 2016-13.  ASU No. 2019-10 is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted.  The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820, Fair Value Measurement. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements.

3.	Short-term Investments

The following table summarizes the held-to-maturity securities held at December 31, 2019 and 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2019
U.S. government securities	$1,996	$15	$(14)	$1,997
Commercial paper	998	—	—	998
Overnight repurchase agreement	3,500	—	—	3,500
Total short-term investments	$6,494	$15	$(14)	$6,495

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2018
U.S. government securities	$14,946	$14	$(15)	$14,945
Commercial paper	8,772	—	—	8,772
Overnight repurchase agreement	9,000	—	—	9,000
Total short-term investments	$32,718	$14	$(15)	$32,717

As of December 31, 2019, the Company has $6.5 million of held-to-maturity investments with contractual maturities less than one year.  The gross unrealized gains and losses for the Company's commercial paper and overnight repurchase agreement are not significant.  The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid research and development services	$3,043	$245
Prepaid insurance	252	200
Other prepaid expenses	19	20
NOL sale receivable (see Note 10)	—	6,732
Other current assets	674	54
Total prepaid expenses and other current assets	$3,988	$7,251

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Furniture and fixtures	$406	$406
Computer equipment	73	73
Other	98	98
	577	577
Less: accumulated depreciation and amortization	(172)	(61)
Total property and equipment, net	$405	$516

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued research and development expenses	$1,296	$587
Accrued employee bonus compensation	1,798	1,197
Other accrued expenses	707	319
Total accrued expenses	$3,801	$2,103

7.	Borrowings

On September 30, 2016, the Company entered into a loan agreement with Solar, in its capacity as administrative and collateral agent and as lender. Pursuant to the loan agreement, Solar was providing the Company with a 48-month secured term loan in the amount of $15.0 million.  The term loan bore interest at a floating rate equal to the LIBOR rate in effect plus 8.49%.  The Solar term loan was paid in full in 2019.

On March 7, 2019, the Company entered into a Senior Convertible Note Purchase Agreement (the “Note Purchase Agreement”) with Puissance Life Science Opportunities Fund VI (“Puissance”).  Pursuant to the Note Purchase Agreement, on March 7, 2019, the Company issued and sold to Puissance $16.0 million aggregate principal amount of its Notes, resulting in $14.7 million in net proceeds after deducting $1.3 million for an advisory fee and other issuance costs.  The Company used the net proceeds to pay the remaining outstanding Solar term loan in full and recorded a loss on debt extinguishment of $0.8 million during the year ended December 31, 2019.  The loss on debt extinguishment of $0.8 million for the year ended December 31, 2019, was recognized as the difference between the reacquisition price of the outstanding Solar debt of $15.9 million and the $15.1 million net carrying value of the Solar debt obligation prior to repayment.  In accordance with ASC 470-10-45-14(a), the Company reclassified the short-term portion of the Solar term loan on the balance sheet as of December 31, 2018 to long-term given the Company had the intent and ability to refinance the short-term obligation on a long-term basis.

In April 2019, Puissance converted $2.0 million of the Notes for 1,626,000 shares of common stock.  Upon conversion of the $2.0 million of the Notes, the Company recognized a $0.2 million extinguishment loss which represents the difference between the total net carrying amount of the convertible debt and derivative liability of $2.8 million and the fair value of the consideration issued of $3.0 million.

As of December 31, 2019, the Company’s $11.5 million in convertible debt and derivative liability consists of the convertible debt balance of $8.3 million presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.5 million and the bifurcated embedded conversion option derivative liability of $3.2 million.  In connection with the

Company’s issuance of its Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock.  Debt issuance costs of $0.6 million initially allocated to the derivative liability were written off upon issuance of the Notes and were recognized in the loss on the fair value adjustment for the derivative liability for year ended December 31, 2019.  For the year ended December 31, 2019, the Company recognized in other expense (income) on the consolidated statements of operations, a gain of $1.6 million on the fair value adjustment for the derivative liability and $1.1 million in amortization of debt issuance costs and discount related to the Notes.

The Company estimated the fair value of the convertible debt and derivative liability using a binomial lattice valuation model and Level 3 inputs. At December 31, 2019, the fair value of the senior convertible notes is $11.7 million.

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

8.	Commitments and Contingencies

Leases

On March 1, 2018, the Company entered into a long-term lease agreement for approximately 19,275 square feet of office space in Jersey City, New Jersey, that the Company identified as an operating lease under ASC 840 (the “Lease”). The lease term is eleven years from August 1, 2018, the commencement date, with total lease payments of $7.3 million over the lease term. The Company has the option to renew for two consecutive five-year periods from the end of the first term and the Company is not reasonably certain that the option to renew the Lease will be exercised. Under the Lease, the Company must furnish a security deposit in the form of a standby letter of credit in the amount of $0.3 million, which will be reduced by fifty-five thousand dollars every two years for ten years after the commencement of the lease.  The security deposit is classified as restricted cash in the accompanying consolidated balance sheets.

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

Year Ended December 31, 2019
Operating lease cost	$664
Variable lease cost	41
Total operating lease expense	$705

Cash paid for amounts included in the measurement of operating lease liability	$497

December 31, 2019
Remaining Lease term (years)	9.59
Discount rate	15%

Rent expense was approximately $0.5 million for the year ended December 31, 2018.  Future minimum lease payments for all operating leases as of December 31, 2019 and 2018 are as follows (in thousands):

December 31, 2019
2020	$507
2021	517
2022	527
2023	715
2024	730
Thereafter	3,533
Total	$6,529

December 31, 2018
2019	$498
2020	508
2021	518
2022	529
2023	716
Thereafter	4,203
Total	$6,972

The presentation of the operating lease liability and right-of-use asset as of December 31, 2019 and January 1, 2019 are as follows (in thousands):

	December 31, 2019	January 1, 2019
Present value of future minimum lease payments	$3,362	$3,368

Operating lease liability, current portion	$36	$23
Operating lease liability, long-term portion	3,326	3,345
Total operating lease liability	$3,362	$3,368

Difference between future minimum lease payments and discounted cash flows	$3,167	$3,604

Operating lease right-of-use asset	$3,191	$3,365

License Arrangements with Potential Future Expenditures

As of December 31, 2019, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health.  In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company.  Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the "Deferred Milestone"). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, the Company entered into second and third amendments to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019. The milestone payment was recognized in the consolidated statement of operations in research and development expense for the year ended December 31, 2019 and is included in cash used in operating activities on the consolidated statement of cash flows.

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

9.	Stockholders' Equity

Authorized, Issued, and Outstanding Common Shares

The Company’s authorized common stock has a par value of $0.001 per share and consists of 250,000,000 shares as of December 31, 2019, and 125,000,000 as of December 31, 2018; 97,413,721 and 47,971,989 shares were issued and outstanding at December 31, 2019, and December 31, 2018, respectively.  On June 18, 2019, the Company's stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 125,000,000 to 250,000,000.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2019	2018
Outstanding stock options	5,261,860	4,052,913
Outstanding restricted stock units	966,394	111,891
Outstanding Series C-1 Preferred warrants	—	14,033
Warrants to purchase common stock associated with June 2016 public offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 Public Offering - Series 1	—	13,198,075
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	7,988,175	7,988,175
Warrants to purchase common stock associated with December 2019 Public Offering	44,722,222	—
Option to purchase common stock associated with December 2019 Public Offering	5,833,333	—
Common stock associated with 6% convertible senior notes	11,382,000	—
Warrants to purchase common stock associated with Solar loan agreement	122,435	122,435
For possible future issuance under 2014 Plan (Note 11)	554,774	612,018
For possible future issuance under 2014 ESPP (Note 11)	74,231	81,667
For possible future issuance under 2015 Plan (Note 11)	315,500	5,000
Total common shares reserved for future issuance	81,439,674	30,404,957

Liquidation Rights

In the event of any liquidation or dissolution of the Company, the holders of the common stock are entitled to the remaining assets of the Company legally available for distribution.

Dividends and Voting Rights

The holders of the common stock are entitled to receive dividends if and when declared by the Company.

Preferred Stock

On May 7, 2014, the Company amended and restated its articles of incorporation relating to its approved capital structure. The Company's board of directors has authorized the Company, subject to limitations prescribed by Delaware law, to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The Company's board of directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders. The Company's board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. There were no shares of preferred stock issued and outstanding as of December 31, 2019 and 2018.

Convertible Debt and Derivative Liability

In connection with the Company’s issuance of its Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s consolidated balance sheet in accordance with ASC 815, Derivatives and Hedging.  The convertible debt and derivative liability associated with the Notes are presented in total on the accompanying consolidated balance sheet as the convertible debt and derivative liability.  The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the consolidated statements of operations in other (income) expense.  For the year ended December 31, 2019, the Company recorded a gain of $1.6 million due to the change in fair value of the derivative liability.  In April 2019, Puissance converted $2.0 million of the Notes for 1,626,000 shares of common stock.

Warrants Associated with June 2016, March 2018, and December 2019 Public Offerings

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

On March 8, 2018, the Company completed the March 2018 Public Offering and sold 17,751,500 shares of its common stock and warrants to purchase up to 21,301,800 shares of the Company’s common stock.  Each purchaser received a warrant to purchase 0.75 of a share of common stock (the “Series 1 warrants”) and 0.45 of a share of common stock (the “Series 2 warrants”) for each share purchased in the March 2018 Public Offering.  The Series 1 warrants to purchase in the aggregate up to 13,313,625 shares of common stock had a 53-week term and an exercise price of $1.85 per share, and the Series 2 warrants to purchase in the aggregate up to 7,988,175 shares of common stock have a five-year term and an exercise price of $2.00 per share.  There is not expected to be any market for the warrants and each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership.  During the year ended December 31, 2018, there were 115,550 of the Series 1 warrants exercised for total proceeds of $0.2 million and the Series 1 warrants expired on March 14, 2019.

On December 12, 2019, the Company completed the December 2019 Public Offering and sold 38,888,889 shares of the its common stock and warrants to purchase up to 38,888,889 shares of the Company’s common stock.  The warrants to purchase shares of common stock are immediately exercisable and expire on the earlier of (i) such date that is six months after the Company publicly announces the approval from the U.S. Food and Drug Administration for ibrexafungerp for the treatment of vulvovaginal candidiasis and (ii) June 12, 2023, and have an exercise price of $1.10 per share. There is not expected to be any trading market for the warrants. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership.  In addition, the Company granted to the underwriters an option to purchase up to 5,833,333 additional shares of common stock and/or warrants to purchase up to an aggregate of an additional 5,833,333 shares of common stock, in each case at the public offering price, less underwriting discounts and commissions. The underwriters exercised their option to purchase 5,833,333 warrants in December 2019.  The option to purchase up to 5,833,333 additional shares of common stock was not exercised by the underwriters and the option expired in January 2020.

The warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying consolidated statements of operations. During the year ended December 31, 2019, the Company recorded a loss of $4.5 million due to the change in fair value of the warrant liability.  Issuance costs of $1.0 million initially allocated to the December 2019 Public Offering warrant liability were written off upon settlement and were recognized in the loss on the fair value adjustment for the warrant liability for the year ended December 31, 2019.  As of December 31, 2019, the fair value of the warrant liabilities was $18.4 million.

Warrant Associated with Solar Loan Agreement

Pursuant to a loan agreement, the Company issued to Solar a warrant to purchase an aggregate of up to 122,435 shares of the Company’s common stock at an exercise price of $3.6754 per share. The warrant will expire five years from the date of the grant. The warrant was classified as equity and recorded at its relative fair value at issuance in the stockholders' equity section of the balance sheet.

10.	Income Taxes

The Company’s consolidated financial statements include a total tax benefit of zero and $6.7 million on loss before taxes of $53.7 million and $19.2 million for the years ended December 31, 2019 and 2018, respectively. Reconciliations of the differences between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (dollars in thousands):

	2019		2018
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Income taxes from continuing operations at statutory rate	$(11,279)	21.0%	$(4,033)	21.0%
State income taxes	(3,778)	7.0%	(985)	5.1%
State effect of permanent items	285	(0.5)%	(585)	3.0%
Stock-based compensation	100	(0.2)%	94	(0.5)%
Deferred rate change	(905)	1.6%	438	(2.3)%
Warrants issuance	733	(1.4)%	(2,492)	13.0%
Other	883	(1.5)%	71	(0.3)%
NOL sale	—	—	(3,938)	20.5%
R&D credit adjustment	(2,760)	5.1%	—	—
Increase in valuation allowance	16,721	(31.1)%	4,694	(24.4)%
Total income tax benefit	$—	—%	$(6,736)	35.1%

The components of deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Noncurrent deferred tax assets (liabilities)
Accrued expenses	$107	$132
Stock-based compensation	2,436	1,911
Lease liability	945	—
Other	(856)	(31)
Net operating loss carryforwards	58,073	44,730
Research and development credits	5,984	3,226
Total deferred tax assets	66,689	49,968
Valuation allowances	(66,689)	(49,968)
Net deferred tax assets	$—	$—

As of December 31, 2019 and 2018, the Company had available federal net operating loss ("NOL") carryforwards of approximately $242.4 million and $194.9 million, respectively, and state and net operating loss carryforwards of approximately $178.2 million and $150.8 million, respectively.  Approximately $171.9 million of the federal NOLs can be carried forward to future tax years and expire at various times through 2037. The federal NOLs generated in December 31, 2019 and 2018 of approximately $47.5 million and $23.0 million, respectively, are carried forward indefinitely and do not expire.  The Company’s state and net operating loss carryforwards began to expire in 2018.  As of December 31, 2019, the Company had available federal research and development credit carryforwards of $5.3 million which begin to expire in 2022.

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

On December 22, 2017, the President signed into law the "Tax Cuts and Jobs Act.”  The new tax reform has the following effects on the company: (1) permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 (2) allows temporary 100% expensing for certain business assets and property placed in service after September 27, 2018 and before January 1, 2023 (3) disallows NOL carrybacks but allows for the indefinite carryforward of those NOLs which applies to losses arising in tax years beginning after December 31, 2018 and (4) limits NOL deductions for each year equal to the lesser of the available carryover or 80% of a taxpayer's pre-NOL deduction taxable income. This applies to losses arising in tax years ending on or after December 31, 2017.  As of December 31, 2019 and 2018, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Unrecognized tax benefit—January 1	$436	$436
Additions for tax positions of current period	—	—
Additions for tax positions of prior periods	—	—
Deferred rate change	—	—
Unrecognized tax benefit—December 31	$436	$436

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

2014 Equity Incentive Plan

In February 2014, the Company’s board of directors adopted the 2014 Equity Incentive Plan (“2014 Plan”), which was subsequently ratified by its stockholders and became effective on May 2, 2014 (the “Effective Date”). The 2014 Plan, as amended on June 18, 2014 and February 25, 2015, is the successor to and continuation of the 2009 Stock Option Plan. As of the Effective Date, no additional awards will be granted under the 2009 Stock Option Plan, but all stock awards granted under the 2009 Stock Option Plan prior to the Effective Date will remain subject to the terms of the 2009 Stock Option Plan. All awards granted on and after the Effective Date will be subject to the terms of the 2014 Plan. The 2014 Plan provides for the grant of the following awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. Employees, directors, and consultants are eligible to receive awards.  Options granted under the plan generally vest over three to four years and expire in 10 years from the date of grant.

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

Pursuant to the terms of the 2014 Plan, on January 1, 2019 and 2018, the Company automatically added 1,918,879 and 1,158,866 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of December 31, 2019, there were 554,774 shares of common stock available for future issuance under the 2014 Plan.

2015 Inducement Plan

On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan ("2015 Plan"). The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule 5635(c)(4).  The 2015 Plan had an initial share reserve covering 450,000 shares of common stock.  On June 9, 2019, the Company’s board of directors amended the 2015 Plan, and the initial share reserve for the 2015 Plan was increased from 450,000 to 900,000 shares of common stock.  During the year ended December 31, 2019, there were 115,000 granted options of the Company's common stock under the 2015 Plan. As of December 31, 2019, there were 315,500 shares of common stock available for future issuance under the 2015 Plan.  During the year ended December 31, 2018, there were no granted options of the Company’s common stock under the 2015 Plan.  As of December 31, 2018, there were 5,000 shares of common stock available for future issuance under the 2015 Plan.

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

The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable rather than for use in estimating the fair value of stock options subject to vesting and transferability restrictions. Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted during 2019 and 2018 was $0.75 and $0.90 per option, respectively. The aggregate fair value of options granted during 2019 and 2018 was $1.3 million and $1.1 million, respectively. The assumptions used to estimate fair value and the resulting grant date fair values are as follows:

	Employees		Non-employee Directors
	Years Ended December 31,		Years Ended December 31,
	2019	2018	2019	2018
Weighted average expected volatility	66.47%	52.31%	65.36%	58.65%
Weighted average risk-free interest rate	2.47%	2.64%	2.11%	2.44%
Weighted average expected term (in years)	6.03	6.02	5.54	5.28

The activity for the 2009 Plan, 2014 Plan and 2015 Plan for the years ended December 31, 2019 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — January 1, 2019	4,052,913	$4.37	7.23	$—
Granted	1,701,500	1.24
Exercised	(22,500)	0.54
Forfeited/expired	(470,053)	7.96
Outstanding — December 31, 2019	5,261,860	$3.06	7.62	$60
Exercisable — December 31, 2019	2,988,580	$4.17	6.83	$33
Vested or expected to vest —December 31, 2019	5,261,860	$3.06	7.62	$60

The intrinsic values in the table above represent the total intrinsic value (the difference between the Company’s closing stock price as of December 31, 2019, and the exercise price multiplied by the number of options).

The total fair value of shares vested during the years ended December 31, 2019 and 2018 was $1.5 million and $1.8 million, respectively.

As of December 31, 2019, there was approximately $1.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted stock unit ("RSU") activity under the 2014 Plan and 2015 Plan for the years ended December 31, 2019, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2018	111,891	$2.06
Granted	932,500	1.37
Vested	(29,673)	2.14
Forfeited	(48,324)	1.46
Non-vested at December 31, 2019	966,394	$1.42

The fair value of RSUs is based on the market price of the Company's common stock on the date of grant.  RSUs generally vest 25% annually over a four year period from the date of grant. Upon vesting, the RSUs are net share settled to cover the required withholding tax with the remaining shares issued to the holder.  The Company recognizes compensation expense for such awards ratably over the corresponding vesting period.  As of December 31, 2019, there was approximately $1.1 million of total unrecognized compensation cost related to unvested RSU share-based compensation.  That cost is expected to be recognized over a weighted-average period of 3.0 years.

2014 Employee Stock Purchase Plan

In February 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which was subsequently ratified by the Company’s stockholders and became effective on May 2, 2014. The purpose of the 2014 ESPP is to provide means by which eligible employees of the Company and of certain designated related corporations may be given an opportunity to purchase shares of the Company’s common stock, and to seek and retain services of new and existing employees and to provide incentives for such persons to exert maximum efforts for the success of the Company. Common stock that may be issued under the 2014 ESPP will not exceed 47,794 shares, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of ten years, commencing on January 1, 2015 and ending on January 1, 2024, in an amount equal to the lesser of (i) 0.8% of the total number of shares of outstanding common stock on December 31 of the preceding calendar year, and (ii) 29,411 shares of common stock. Similar to the 2014 Plan, the board of directors may act prior to January 1st of a given year to provide that there will be no increase in the share reserve or that the increase will be a lesser number of shares than would otherwise occur. The 2014 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

During the years ended December 31, 2019 and 2018, the Company issued 36,847 and 31,361 shares of common stock under the 2014 ESPP, respectively. During the years ended December 31, 2019 and 2018, the number of shares of common stock available for issuance under the ESPP was automatically increased by 29,411 shares.  As of December 31, 2019, there were 74,231 shares of common stock available for future issuance under the 2014 ESPP.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the 2014 ESPP was $1.8 million for the years ended December 31, 2019 and 2018. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $0 for the years ended December 31, 2019 and 2018, respectively. Cash received from options exercised was $12,000 and $0 for the years ended December 31, 2019 and 2018, respectively.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (in thousands):

	Years Ended December 31,
	2019	2018
Research and development	$604	$519
Selling, general and administrative	1,224	1,297
Total stock-based compensation expense	$1,828	$1,816

12.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2019 and 2018 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Cash	$23	$23	—	—
Restricted cash	273	273	—	—
Money market funds	41,897	41,897	—	—
Total assets	$42,193	$42,193	—	—

Warrant liabilities	$18,396	—	—	$18,396
Derivative liability	3,192	—	—	3,192
Total liabilities	$21,588	—	—	$21,588

December 31, 2018
Cash	$213	$213	—	—
Restricted cash	328	328	—	—
Money market funds	11,226	11,226	—	—
Total assets	$11,767	$11,767	—	—

Warrant liabilities	$986	—	—	$986
Total liabilities	$986	—	—	$986

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

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – January 1, 2019	$986
December 2019 Public Offering warrants	13,921
Loss adjustment to fair value	3,489
Balance – December 31, 2019	$18,396

Derivative Liability
Balance – January 1, 2019	$—
Bifurcated embedded conversion option associated with Notes	6,960
Gain adjustment to fair value	(2,112)
Adjustment for April 2019 conversion of Notes	(1,656)
Balance – December 31, 2019	$3,192

13.	Employee Benefit Plan

The Company has a 401(k) retirement plan, which covers all U.S. employees scheduled for and working more than 20 hours per week. The Company may provide a discretionary match with a maximum amount of 50% of the first 6% of eligible participant’s compensation, which vests ratably over four years. Contributions under the plan were approximately $0.1 million for the years ended December 31, 2019 and 2018.

14.	Subsequent Events

Pursuant to the terms of the 2014 Plan (see Note 11), on January 1, 2020, the Company automatically added 3,896,548 shares to the total number shares of common stock available for future issuance under the 2014 Plan.  Pursuant to the terms of the 2014 ESPP (see Note 11), on January 1, 2020, the Company automatically added 29,411 shares to the total number shares of common stock available for future issuance under the 2014 ESPP.

In January 2020, the Company entered into an agreement with a third party to sell a portion of its unused New Jersey NOLs and research and development credits for approximately $3.1 million.

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

As of December 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This annual report includes an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SCYNEXIS, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SCYNEXIS, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 11, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 11, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2019 fiscal year pursuant to Regulation 14A for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Executive Officers of the Company,” “Proposal 1 - Election of Directors,” “Information Regarding the Board and Its Committees,” “Nominating and Corporate Governance Committee,” “Delinquent Section Reports,” (if required) and “Code of Business Conduct and Ethics.”

A printed copy of the Proxy Statement will be sent, without charge, to any shareholder who requests it by writing to the Chief Financial Officer of SCYNEXIS, Inc., 1 Evertrust Plaza, 13th Floor, Jersey City, NJ  07302 - 6548.

ITEM 11.	EXECUTIVE COMPENSATION

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

The information required by this Item 13 is incorporated herein by reference from the Proxy Statement, under the captions “Transactions with Related Persons” and “Independence of the Board.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the Proxy Statement, under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

1.	List of Financial Statements

The financial statements required by this item are listed in Item 8, “Consolidated Financial Statements and Supplementary Data” and incorporated by reference herein.

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

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of SCYNEXIS, In. (Filed with the SEC as Exhibit 3.2 to our Form 10-Q, filed with the SEC on August 7, 2019, SEC File No. 001-36365, and incorporated by reference here).

3.3

Amended and Restated Bylaws, as amended and as currently in effect. (Filed with the SEC as Exhibit 3.4 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2**	Description of Common Stock.

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

10.7#

Development, License and Supply Agreement, dated August 1, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC. (Filed with the SEC as Exhibit 10.10 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.8#

Termination and License Agreement, dated May 24, 2013, between SCYNEXIS. Inc. and Merck Sharp & Dohme Corp. (Filed with the SEC as Exhibit 10.12 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.9*

SCYNEXIS, Inc. Amended and Restated 2015 Inducement Award Plan. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2019, SEC File No. 001-36365, and incorporated by reference here).

10.10*

Form of Stock Option Grant Notice and Stock Option Agreement under the SCYNEXIS, Inc. 2015 Inducement Award Plan. (Filed with the SEC as Exhibit 10.34 to our Registration Statement on Form S-1, filed with the SEC on April 9, 2015, SEC File No. 333-203314, and incorporated by reference here).

10.11*

Employment Agreement, effective November 1, 2015, between SCYNEXIS, Inc. and Eric Francois. (Filed with the SEC as Exhibit 99.1 to our current report on Form 8-K, filed with the SEC on November 2, 2015, SEC File No. 001-36365, and incorporated by reference here, and incorporated by reference here).

10.12*

Employment Agreement, effective June 1, 2015, between SCYNEXIS, Inc. and David Angulo (Filed with the SEC as Exhibit 10.24 to our Annual Report on Form 10-K, filed with the SEC on March 7, 2016, SEC file No. 001-36365, and incorporated by reference here).

10.13*

Employment Agreement, dated February 5, 2015, between SCYNEXIS, Inc. and Dr. Marco Taglietti. (Filed with the SEC as Exhibit 10.27 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.14

Patent Assignment, dated January 28, 2014, between SCYNEXIS, Inc. and Merck Sharpe & Dohme Corp. (Filed with the SEC as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.15#

Exclusive License Agreement, dated October 29, 2014, between SCYNEXIS, Inc. and Waterstone Pharmaceutical (HK Limited). (Filed with the SEC as Exhibit 10.32 to our Annual Report on Form 10-K, filed with the SEC on March 30 2015, SEC File No. 001-36365, and incorporated by reference here).

10.16#

Amendment to Termination and License Agreement, dated December 11, 2014, between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. (Filed with the SEC as Exhibit 10.33 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.17#

Second Amendment to License Agreement between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. dated December 21, 2016 (Filed with the SEC as Exhibit 10.30 to our Annual Report on Form 10-K, filed with the SEC on March 13, 2018, SEC file No. 001-36365, and incorporated by reference here).

10.18*

Amendment of Employment Agreement, effective April 18, 2016, between SCYNEXIS, Inc. and Marco Taglietti. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, SEC File No. 001-36365, and incorporated by reference here).

10.19*

Amendment of Employment Agreement, effective April 18, 2016, between SCYNEXIS, Inc. and David Angulo. (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, SEC File No. 001-36365, and incorporated by reference here).

10.20

Amendment to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2018, SEC file No. 001-36365, and incorporated by reference here).

10.21

Additional Agreement No. 2 to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2018, SEC file No. 001-36365, and incorporated by reference here).

10.22

Additional Agreement No. 3 to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2018, SEC file No. 001-36365, and incorporated by reference here).

10.23

Third Amendment to Termination and License Agreement between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. dated January 5, 2018 (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2018, SEC file No. 001-36365, and incorporated by reference here).

10.24*

Non-Employee Director Compensation Arrangements (Filed with the SEC as Exhibit 10.36 to our Annual Report on Form 10-K, filed with the SEC on March 14, 2019, SEC File No. 001-36365, and incorporated by reference here).

10.25

Senior Convertible Note Purchase Agreement, dated as of March 7, 2019, among SCYNEXIS, Inc., as Issuer, Puissance Capital Management, as the Investor (Filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 8, 2019, SEC File No 001-36365 and incorporated by reference here).

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature page).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

# Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.

* Designates management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	March 11, 2020

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

Signature	Title	Date

/s/ Marco Taglietti, M.D.	Chief Executive Officer	March 11, 2020
Marco Taglietti, M.D.	(Principal Executive Officer)

/s/ Eric Francois	Chief Financial Officer	March 11, 2020
Eric Francois	(Principal Financial and Accounting Officer)

/s/ Guy Macdonald	Director	March 11, 2020
Guy Macdonald

/s/ David Hastings	Director	March 11, 2020
David Hastings

/s/ Steven C. Gilman, Ph.D.	Director	March 11, 2020
Steven C. Gilman, Ph.D.

/s/ Ann F. Hanham, Ph.D.	Director	March 11, 2020
Ann F. Hanham, Ph.D.

/s/ Armando Anido	Director	March 11, 2020
Armando Anido

/s/ Brian Philippe Tinmouth	Director	March 11, 2020
Brian Philippe Tinmouth