Form 10-K/A
period 2019-12-31
SCYNEXIS INC
filed 2020-04-28
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

SCYNEXIS, Inc. (“SCYNEXIS,” “the Company,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2020. The Company is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) for the purpose of including in Part III the information that was to be incorporated by reference from its definitive proxy statement for the 2020 Annual Meeting of Stockholders. This Form 10-K/A amends and restates in their entirety Items 10 through 14 of Part III of the Form 10-K. In addition, the reference on the cover of the Form 10-K to the incorporation by reference of the Company’s definitive proxy statement into Part III of the Form 10-K is hereby amended to delete that reference. In addition, Item 15 of Part IV of the Form 10-K is amended and restated in its entirety to file new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to file our amended non-employee director compensation policy.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the consolidated financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Our seven directors, their ages as of April 1, 2020, and their principal occupation and position currently held with SCYNEXIS, are as follows:

Name	Age	Position Held With SCYNEXIS
Armando Anido	62	Director
Steven C. Gilman, Ph.D.	67	Director
Ann F. Hanham, Ph.D.	67	Director
David Hastings	58	Director
Guy Macdonald	61	Chairman of the Board, Director
Marco Taglietti, M.D.	60	Chief Executive Officer, President and Director
Philippe Tinmouth	56	Director

Armando Anido joined our Board on January 21, 2019.  Mr. Anido has served as Chairman of the board of directors and Chief Executive Officer of Zynerba Pharmaceuticals (Nasdaq: ZYNE), a publicly-traded biopharmaceutical company, since October 2014. Mr. Anido has more than 30 years of executive, operational and commercial leadership experience in the biopharmaceutical industry.  Prior to Zynerba, Mr. Anido served as CEO of two publicly traded companies. Most recently, he was the CEO and a director of NuPathe Inc., a publicly-traded pharmaceutical company, which was acquired by Teva Pharmaceuticals in February 2014. At NuPathe, he led the company through FDA approval of its lead product, Zecuity®, the first transdermal patch for migraine, to pre-launch before the company's acquisition by Teva. Prior to NuPathe he served as President, CEO and a director of Auxilium Pharmaceuticals, a specialty pharmaceutical company acquired by Endo Pharmaceuticals, Inc. in January 2015. Prior to Auxilium, Mr. Anido served as Executive Vice President, Sales and Marketing, at MedImmune, and prior to that, in senior sales and marketing positions at GlaxoWellcome and Lederle Laboratories. At Lederle, he was Vice President, Anti-Infectives, responsible for the commercialization of the anti-bacterials, Suprax and Zosyn. He is currently a member of the Board of Directors of AURIS Medical Holding AG and Life Science PA, and he was a member of the Board of Directors of Adolor Corporation until it was sold to Cubist Pharmaceuticals in December 2011, and of Aviragen Therapeutics, Inc.  Mr. Anido earned a BS in Pharmacy and an MBA from West Virginia University.  Because of Mr. Anido’s extensive executive, operational, and commercial leadership in the biopharmaceutical industry, we believe he is able to make valuable contributions to our Board of Directors.

Steven C. Gilman, Ph.D., joined our Board on February 25, 2015. Prior to his retirement in April 2019, Dr. Gilman served as the Chairman of the board of directors and President and Chief Executive Officer of ContraFect Corporation (Nasdaq: CFRX), a publicly-traded biotechnology company, since May 2015. He previously served as the Executive Vice President, Research & Development and Chief Scientific Officer at Cubist Pharmaceuticals, a publicly-traded biopharmaceutical company, until its acquisition by Merck & Co in January 2015. Prior to joining Cubist, Dr. Gilman served as chairman of the board of directors and CEO of ActivBiotics from March 2004 to October 2007. Prior to ActivBiotics, Dr. Gilman worked at Millennium Pharmaceuticals, Inc., from October 2000 to March 2004 where he held a number of senior leadership roles including Vice President and General Manager, Inflammation. Prior to Millennium, he was Group Director at Pfizer Global Research and Development. He has also held scientific, business and academic appointments at Wyeth, Cytogen Corporation, Temple Medical School and Connecticut College. Dr. Gilman currently serves on the board of directors of Vericel Corporation (Nasdaq: VCEL), Akebia Therapeutics, Inc. (Nasdaq: AKBA), Momenta Pharmaceuticals, Inc. (Nasdaq: MNTA) and ContraFect Corporation (Nasdaq: CFRX), and previously served on the board of directors of Keryx Biopharmaceuticals, Inc. (Nasdaq: KERX). Dr. Gilman received his Ph.D. and MS degrees in microbiology from Pennsylvania State University, his post-doctoral training at Scripps Clinical and Research Foundation and received a B.A. in microbiology from Miami University of Ohio. Because of Dr. Gilman’s extensive experience in the research and development of novel compounds, including anti-infectives that address highly drug resistant and invasive pathogens, we believe he is able to make valuable contributions to our Board.

Ann F. Hanham, Ph.D., has served as a member of our Board since December 2008. Prior to becoming a Founding Partner and Managing Director of BAR Capital Management, a privately-held life-sciences venture capital fund, in December 2013, she was a General Partner with Burrill & Company, a life sciences venture capital firm from 2000 to 2013. From 1998 to 2000, Dr. Hanham was a co-founder and Vice President of Clinical & Regulatory Affairs at InterMune, Inc. From 1995 to 1998, she served as the Senior Director for Oncology Product Development at Otsuka Pharmaceuticals and from 1991 to 1995 as the Medical Director for Celtrix Pharmaceuticals. From 1988 to 1991, Dr. Hanham worked for Becton Dickinson in both regulatory and clinical affairs for the monoclonal antibody program, and from 1984 to 1988 as a regulatory toxicologist with the Health Protection Branch of Health and Welfare Canada. She serves as a member of the board of directors of HTG Molecular Diagnostics Inc. (Nasdaq: HTGM) and previously served as a member of the boards of directors of Acusphere Inc. (OTCMKTS: ACUS), Biomimetic Therapeutics Inc. (Nasdaq: BMTI), Biotie Therapies Corp. (Nordic List: BTH1V), Immunicon Corp. (Nasdaq: IMMC), Targacept Inc. (Nasdaq: TRGT), TLC (GreTai Sec M: 1452:TT) and Endocyte, Inc. (Nasdaq: ECYT). Dr. Hanham holds a Ph.D. from the University of British Columbia, an MSc from Simon Fraser University, and a BSc from the University of Toronto. She was also Board Certified in Toxicology in 1986. Because of Dr. Hanham’s extensive clinical and regulatory experience, as well as her extensive experience in working with development stage biotechnology companies, we believe she is able to make valuable contributions to our Board.

David Hastings joined our Board on September 24, 2015.  Mr. Hastings has served as the Chief Financial Officer at Arbutus Biopharma Corp. (Nasdaq: ABUS), a publicly-traded biopharmaceutical company, since June 2018.  He has served as a member of the board of directors since January 2018 and has served as chairman of the audit committee of VBL Therapeutics (Nasdaq: VBLT) since April 2018 and as a member of the board of directors since April 2018 and chairman of the audit committee since September 2018 of Entasis Therapeutics Inc. (Nasdaq: ETTX). From February 2015 to June 2017, Mr. Hastings served as the Senior Vice President and Chief Financial Officer of Unilife Corporation, a publicly-traded medical technology company, and from July 2016 to June 2017, Mr. Hastings also served as Unilife’s Chief Accounting Officer and Treasurer. Prior to joining Unilife, Mr. Hastings served as Executive Vice President and Chief Financial Officer at Incyte Corporation, a publicly-traded biopharmaceutical company, from October 2003 to October 2014. From February 2000 to September 2003, Mr. Hastings served as Vice President, Chief Financial Officer and Treasurer of ArQule, Inc. Mr. Hastings received his B.A. in Economics at the University of Vermont. Because of Mr. Hastings extensive financial experience, including an executive position as chief financial officer of multiple Nasdaq-listed companies as well as his relationships with institutional investors and investment banks, we believe he is able to make valuable contributions to our Board.

Guy Macdonald has served as a member of our Board since November 2014. Mr. Macdonald has served as a member of the board of directors of Tetraphase Pharmaceuticals, Inc. (Nasdaq: TTPH), a publicly-traded biopharmaceutical company, since January 2008, in addition to serving as its President and Chief Executive Officer from January 2008 to August 2019. From August 2003 until January 2008, Mr. Macdonald served as Executive Vice President of Operations of Idenix Pharmaceuticals, Inc., a biopharmaceutical company. From 1981 to 2003 he served in various positions at Merck & Co., Inc., most recently serving as the Vice President for Anti-Infective and Hospital Products. Mr. Macdonald received an Honors Degree in biochemistry from Dundee University in Dundee, Scotland. Because of Mr. Macdonald’s extensive experience in drug development and commercialization, particularly with anti-infectives, including antifungals, we believe he is able to make valuable contributions to our Board.

Marco Taglietti, M.D., has served as a member of our Board since November 2014 and as our Chief Executive Officer since April 1, 2015. From August 2007 to August 2014 he served as Executive Vice President, Research and Development, and Chief Medical Officer of Forest Laboratories, Inc., a publicly-traded pharmaceutical company, and President of Forest Research Institute, a division of Forest Laboratories, where he was responsible for all research and development activities until August 2014, after Forest Laboratories was acquired by Actavis plc. Prior to joining Forest Laboratories, Inc. in 2007, Dr. Taglietti held the position of Senior Vice President, Head of Global Research and Development, at Stiefel Laboratories, Inc. for three years. He joined Stiefel Laboratories, Inc. after 12 years at Schering-Plough Corporation where he held positions of increasing responsibilities as Vice President, Worldwide Clinical Research for Anti-Infectives, Oncology, CNS, Endocrinology and Dermatology. Dr. Taglietti began his career at Marion Merrell Dow Research Institute. Dr. Taglietti currently serves on the board of directors of BioNJ, Inc. and Delcath System, Inc. (Nasdaq: DCTH), and was previously a director of NephroGenex, Inc. (Nasdaq: NRX). He received his medical degree and board certifications from the University of Pavia in Italy. Because of Dr. Taglietti’s extensive experience in drug development and commercialization, including anti-infectives and antifungals, we believe he is able to make valuable contributions to our Board.

Philippe Tinmouth joined our Board on December 13, 2019.  From October 2002 through his retirement in March 2020, Mr. Tinmouth served in various positions at Vertex Pharmaceuticals (Nasdaq: VRTX), a publicly traded biopharmaceutical company, most recently serving as Vice President and Head of Business Development & Alliance Management since July 2013.  From 1997 to 2002, Mr. Tinmouth held various positions at Bain & Company, most recently serving as a Senior Manager in the Boston office, where he advised both Fortune 50 pharmaceutical companies and smaller biotechnology companies on growth strategies. Mr. Tinmouth has served as a mentor and advisor to biotech start-ups through both the Harvard Innovation Lab (Harvard iLab) and the Canadian Technology Accelerator. Mr. Tinmouth holds a Master's Degree in Business Administration from Harvard Business School and a Bachelor's Degree with Honors in Mechanical Engineering from Queen's University in Canada. Because of Mr. Tinmouth’s extensive business development, alliance management, and strategic leadership in the biopharmaceutical industry, we believe he is able to make valuable contributions to our Board.

There are no family relationships among the directors and executive officers.

Executive Officers

The following table sets forth information regarding our executive officers as of April 1, 2020:

Name	Age	Position
Marco Taglietti, M.D.	60	Chief Executive Officer, President and Director
Eric Francois	45	Chief Financial Officer
David Angulo, M.D.	56	Chief Medical Officer
Scott Sukenick	42	General Counsel

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Armando Anido, Ann F. Hanham, Ph.D., and Philippe Tinmouth, each of whom our Board has determined to be independent under the Nasdaq Global Market listing standards.

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

Summary Compensation Table

The following table provides information regarding the compensation of our principal executive officer and our other two highest paid executive officers during the years ended December 31, 2019 and 2018. We refer to these executive officers as our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Marco Taglietti, M.D.	2019	542,500	—	597,240	344,720	50,125	(2)	1,534,585
President and Chief Executive Officer	2018	526,666	—	324,450	219,000	44,779		1,114,895
Eric Francois	2019	380,733	172,500	106,650	176,000	48,174	(3)	884,057
Chief Financial Officer	2018	369,583	—	129,780	125,000	40,338		664,701
David Angulo, M.D.	2019	436,967	207,000	127,980	201,990	37,169	(4)	1,011,106
Chief Medical Officer	2018	424,216	—	173,040	150,000	21,355		768,611

(1)

The amounts in this column reflect the aggregate grant date fair value of restricted stock unit awards and option awards, as applicable, granted during the fiscal year, as computed in accordance with FASB ASC Topic 718. The valuation methodologies and assumptions used in determining such amounts are described in Note 11 to our financial statements included in our Annual Report on Form 10-K as filed on March 11, 2020. The table below lists the aggregate number of shares and additional information with respect to the restricted stock unit awards and outstanding option awards held by each of our named executive officers as of December 31, 2019.

(2)

This amount represents group life insurance premiums paid by us in the amount of $1,501, a match of contributions to our 401(k) savings plan of $8,400, healthcare and disability insurance premiums paid by us of $37,224, and expenses paid by us of $3,000.

(3)

This amount represents group life insurance premiums paid by us in the amount of $1,250, a match of contributions to our 401(k) savings plan of $8,400, healthcare and disability insurance premiums paid by us of $36,804, and expenses paid by us of $1,720.

(4)

This amount represents group life insurance premiums paid by us in the amount of $1,352, a match of contributions to our 401(k) savings plan of $8,400, and healthcare and disability insurance premiums paid by us of $27,417.

Our executive officers may receive annual cash performance bonuses based on a percentage of their respective annual salaries upon achievement of weighted performance goals as established by our board of directors or Compensation Committee and agreed to by our executive officers. In prior years these performance bonuses have been disclosed in the summary compensation table as bonuses but, given the increasing structure of the bonus program, we have determined to categorize these payments as nonequity incentive plan compensation.

In February 2019, as part of its annual performance compensation review, the Compensation Committee awarded the following option awards to our named executive officers to purchase the following numbers of shares: Dr. Taglietti, 700,000 shares; Dr. Angulo, 150,000 shares; and Mr. Francois, 125,000 shares.  The stock options allow our named executive officers to purchase shares of our common stock at a price equal to $1.38, the fair market value of our common stock on February 15, 2019, the date of grant.  The shares subject to these stock options vest in equal monthly installments for 48 months as measured from February 15, 2019, subject to the continued employment of the named executive officer through the respective vesting date.  Additionally, in February 2019, the Compensation Committee awarded Dr. Angulo and Mr. Francois restricted stock units to acquire 150,000 shares and 125,000 shares, respectively, as part of the annual performance compensation review.  25% of the shares subject to these restricted stock units vest annually over four years from February 15, 2019, the date of grant.  Upon certain regulatory milestones and Compensation Committee approval, the restricted stock unit award will become immediately vested.

Outstanding Equity Awards as of December 31, 2019

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2019.

	Stock Options			Option Exercise Price	Option Expiration Date	Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable				Number of Restricted Stock Units that have not Vested (4)	Market Value of Non-Vested Restricted Stock Units that have not Vested (4)
Marco Taglietti, M.D.	9,360	—		$10.81	12/1/2024
	1,660	—		$9.96	1/1/2025
	330,000	—	(2)	$8.76	3/31/2025
	169,583	15,417	(3)	$4.05	3/31/2026
	262,500	97,500	(3)	$3.02	1/30/2027
	171,875	203,125	(3)	$1.69	2/9/2028
	145,833	554,167	(3)	$1.38	2/15/2029

Eric Francois	100,000	—	(2)	$6.53	11/1/2025
	18,333	1,667	(3)	$4.05	3/31/2026
	72,916	27,084	(3)	$3.02	1/30/2027
	68,750	81,250	(3)	$1.69	2/9/2028
	26,041	98,959	(3)	$1.38	2/15/2029
						125,000	$113,750
David Angulo, M.D.	125,000	—	(2)	$8.65	6/3/2025
	64,166	5,834	(3)	$4.05	3/31/2026
	102,083	37,917	(3)	$3.02	1/30/2027
	91,666	108,334	(3)	$1.69	2/9/2028
	31,250	118,750	(3)	$1.38	2/15/2029
						150,000	$136,500

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
(4)

25% of the shares subject to these restricted stock units vest annually over four years.  Upon certain regulatory milestones and Compensation Committee approval, the full value of the award is immediately vested.  Year-end market price is based on the December 31, 2019 Nasdaq closing price of $0.91.

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

Employment agreement with Dr. Taglietti. We entered into an employment agreement with Dr. Taglietti in February 2015 setting forth the terms of Dr. Taglietti’s employment as our Chief Executive Officer. Pursuant to the agreement, Dr. Taglietti was entitled to receive an annual salary of $480,000 (which was subsequently increased to $510,000 for 2017, $530,000 for 2018, $545,000 for 2019, and $561,350 for 2020) and is eligible to receive an annual performance bonus of up to 50% of his base salary (or such higher amount as determined by the Compensation Committee) and certain equity awards. Dr. Taglietti is entitled to certain severance payments and benefits under his employment agreement, subject to executing a release and settlement agreement in a form acceptable to us, as further described below. In April 2016, we and Dr. Taglietti amended the severance provisions of the employment agreement to avoid adverse tax consequences in the event that severance was to be paid.

Employment agreement with Mr. Francois. We entered into an employment agreement with Mr. Francois in November 2015 setting forth the terms of Mr. Francois’s employment as our Chief Financial Officer. Pursuant to the agreement, Mr. Francois will be entitled to receive an annual salary of $350,000 (which was subsequently increased to $360,500 for 2017, $371,400 for 2018, $382,600 for 2019, and $394,080 for 2020) and is eligible to receive an annual performance bonus of up to 35% of his base salary (or such higher amount as determined by the Compensation Committee) and certain equity awards.  Mr. Francois is entitled to certain severance payments and benefits under his employment agreement, subject to executing a release and settlement agreement in a form acceptable to us, as further described below.

Employment agreement with Dr. Angulo. We entered into an employment agreement with Dr. Angulo in July 2015 setting forth the terms of Dr. Angulo’s employment as our Chief Medical Officer. Pursuant to the agreement, Dr. Angulo was entitled to receive an annual salary of $390,000 (which was subsequently increased to $413,800 for 2017, $426,300 for 2018, $439,100 for 2019, and $452,280 for 2020) and is eligible to receive an annual performance bonus of up to 35% of his base salary and certain stock options.  Dr. Angulo is entitled to certain severance payments and benefits under his employment agreement, subject to executing a release and settlement agreement in a form acceptable to us, as further described below. In April 2016, we and Dr. Angulo amended the severance provisions of the employment agreement to avoid adverse tax consequences in the event that severance was to be paid.

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

Director Compensation

The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2019. Mr. Tinmouth did not join the board of directors until December 2019.

Name	Fees Earned or Paid in Cash	Option Award(s) (1)		Total
Armando Anido	$42,375	$64,899	(5)	$107,274
Steven C. Gilman, Ph.D.	51,750	40,205	(4)	91,955
Ann F. Hanham, Ph.D.	50,000	40,205	(4)	90,205
David Hastings	50,000	40,205	(4)	90,205
Guy Macdonald	68,500	40,205	(4)	108,705
Patrick Machado	37,313	7,247	(2)(3)	44,560
Philippe Tinmouth	$9,688	$29,568	(6)	$39,256

(1)

The amounts in this column reflect the aggregate grant date fair value of each option award granted during the fiscal year, as computed in accordance with FASB ASC Topic 718. The valuation methodologies and assumptions used in determining such amounts are described in Note 11 to our financial statements included in this Annual Report on Form 10-K. The table below lists the aggregate number of shares and additional information with respect to the outstanding option awards held by each of our non-employee directors as of December 31, 2019.

(2)

Patrick Machado left the board of directors, Compensation Committee, and Nominating and Corporate Governance Committee on June 18, 2019, and this option award was exercised during 2019 and we received cash proceeds of $12,000.  All remaining outstanding options were unexercised and forfeited as of December 31, 2019.

(3)	Includes the aggregate grant date fair value of $7,247 for an option award, exercisable for an aggregate of 22,500 shares of our common stock.
(4)	Includes the grant date fair values of $7,247 and $32,958 for option awards exercisable for 22,500 and 45,000 shares of our common stock, respectively.
(5)	Includes the grant date fair values of $32,958, and $31,941 for options awards exercisable for 45,000, and 70,000 shares of our common stock, respectively.
(6)	Includes the grant date fair value of $29,568 for an option award exercisable for 70,000 shares of our common stock.

Information regarding Dr. Taglietti, our Chief Executive Officer, is set forth under “Executive Compensation” above.

The following table sets forth information regarding the number of shares of our common stock subject to outstanding options held by our non-employee directors as of December 31, 2019.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2019
Armando Anido	115,000
Steven C. Gilman, Ph.D.	141,687
Ann F. Hanham, Ph.D.	130,331
David Hastings	122,488
Guy Macdonald	280,829
Philippe Tinmouth	70,000

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

The Board has established our non-employee director compensation policy with respect to equity grants to provide that each year on the first business day following the company’s annual meeting of stockholders, each non-employee director will automatically be granted an option to purchase shares of the company’s common stock, which number of shares was 45,000 in 2019 and was increased to 55,000 for 2020.  These annual grants will have an exercise price per share equal to the fair market value of a share of common stock on the date of grant and will vest in full on the one-year anniversary of the grant date, provided that the non-employee director is providing continuous services on the applicable vesting date. If a new board member joins the Board, the director will be granted an initial option to purchase shares of the company’s common stock, which number of shares was 70,000 in 2019 and was increased to 85,000 in 2020. Initial option grants to new board members will have an exercise price per share equal to the fair market value of a share of common stock on the date of grant and will vest over three years following the date of grant, with one-third of the options vesting on the first anniversary of the date of grant and the balance vesting equally monthly over the remaining two-year period.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2020, by the following:

•	each of our directors and named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Applicable percentages are based on 97,417,224 shares outstanding on March 1, 2020 adjusted as required by rules promulgated by the SEC.

Name of Beneficial Owner	Number of Shares That Can be Acquired w/in 60 Days of March 1, 2020 (1)	Number of Shares Beneficially Owned		Percentage Total
5% Stockholders:
Caxton Corporation (2)	—	7,936,111	(2)	8.15%
Federated Hermes, Inc. (3)	—	18,610,412	(3)	19.10%
Puissance Life Science Opportunities Fund VI (4)	10,812,109	10,812,109	(4)	9.99%
Armistice Capital, LLC (5)	—	6,222,778	(5)	6.39%
Decheng Capital China Life Sciences USD Fund III, L.P. (6)	—	5,555,556	(6)	5.70%
Named Executive Officers and Directors:
Marco Taglietti, M.D.	1,538,728	2,233,410		2.26%
Eric Francois	351,807	402,177		*
David Angulo, M.D.	495,613	646,146		*
Armando Anido	29,167	29,167		*
Steven C. Gilman, Ph.D.	96,687	96,687		*
Ann F. Hanham, Ph.D.	85,331	89,556		*
David Hastings	82,813	114,647		*
Guy Macdonald	253,829	293,829		*
Philippe Tinmouth	—	—		—
All executive officers and directors as a group (10 persons) (7)	3,084,888	4,080,653		4.06%

*	Less than 1% of the outstanding shares of common stock.
(1)	Reflects shares that may be acquired within 60 days of March 1, 2020, pursuant to the exercise of stock options or warrants or conversion of convertible notes.
(2)

Based on a Schedule 13G filed with the SEC on February 14, 2020, reporting beneficial ownership as of December 31, 2019. Each of Caxton Corporation, CDK Associates, L.L.C., and Bruce S. Kovner have shared voting and dispositive power with respect to these shares. The address for these entities is 731 Alexander Road, Building 2, Suite 500, Princeton, New Jersey 08540.

(3)

Based on a Schedule 13G/A filed with the SEC on February 14, 2020, reporting beneficial ownership as of December 31, 2019. All of the outstanding voting stock of Federated Hermes, Inc. (“Federated”) is held in the Voting Shares Irrevocable Trust (the “Trust”) for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”).  The Trustees have the collective voting control that they exercise over Federated, and each of Federated and the Trust have sole voting and investment power over the shares reflected in the table, and each of the Trustees have shared voting and investment power over the shares reflected in the table. Federated, the Trust, and each of the Trustees expressly disclaim beneficial ownership of the shares reflected in the table. The address for Federated, the Trust and the Trustees is Federated Investors Tower, Pittsburgh, PA 15222-3779.

(4)

Reflects the maximum permitted ownership percentage (9.99%) upon conversion of the convertible notes pursuant to the Note Purchase Agreement as disclosed in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K as filed on March 11, 2020.  The address for Puissance Life Science Opportunities Fund VI is 950 Third Avenue, 25th Floor, New York, New York 10022.  Each of Puissance Life Science Opportunities Fund VI (“Fund VI”), Puissance Capital Fund (GP) LLC (the managing member of Fund VI, "Puissance GP"), Puissance Capital Management LP (the investment manager of Fund VI, "Puissance Capital Management"), Puissance Capital Management (GP) LLC (the general partner to "Puissance Capital Management GP") and Theodore Wang (the managing member of both Puissance GP and Puissance Capital Management GP, and collectively with the other entities, "Puissance Entities"), has shared voting and investment power with respect to these shares.  Each Puissance Entity disclaims beneficial ownership of the Securities except to the extent of that person's pecuniary interest therein. The address for Puissance Entities is 950 Third Avenue, 25th Floor, New York, New York 10022.

(5)

Based on a Schedule 13G filed with the SEC on December 20, 2019, reporting beneficial ownership as of December 10, 2019.  Each of Armistice Capital, LLC, Armistice Capital Master Fund Ltd. and Steven Boyd have shared voting and investment power with respect to these shares. The address for Armistice Capital, LLC and Steven Boyd is 510 Madison Avenue, 7th Floor, New York, New York 10022, and the address for Armistice Capital Master Fund Ltd. is c/o dms Corporate Services Ltd., 20 Genesis Close P.O. Box 314, Grand Cayman KY1-1104, Cayman Islands.

(6)

Based on a Schedule 13G filed with the SEC on December 23, 2019, reporting beneficial ownership as of December 11, 2019.  Each of Decheng Capital China Life Sciences USD Fund III, L.P. (“Fund III”), Decheng Capital Management III (Cayman), LLC (“Fund III GP”) and Xiangmin Cui (“Cui”) have shared voting and investment power with respect to these shares. The address for each of these entities is 3000 Sand Hill Road, Building 2, Suite 110, Menlo Park, California 94025.

(7)

Consists of shares held by each executive officer (including one executive officer who is not a named executive officer) and director as of March 1, 2020, including the shares described in footnote (1) above.

Equity Compensation Plan Information

The following table provides information with respect to all of our equity compensation plans in effect as of December 31, 2019.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	6,228,254	$2.40	554,774	(2)(3)
Equity Compensation Plans not approved by security holders	584,500	$4.35	315,500	(4)
Total	6,812,754	$2.58	870,274

(1)

The weighted-average exercise price includes shares issuable upon vesting of outstanding awards of restricted stock units, which have no exercise price. Excluding the shares issuable upon vesting of outstanding awards of restricted stock units, the weighted average exercise price for equity compensation plans approved by securityholders was $2.88, the weighted average exercise price for equity compensation plans not approved by securityholders was $4.54, and the total was $3.06.

(2)

Pursuant to terms of the SCYNEXIS, Inc. 2014 Equity Incentive Plan, the share reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2015, and ending on (and including) January 1, 2024, in an amount equal to 4.0% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence.

(3)

As of December 31, 2019, a total of 74,231 shares remained available for future issuance under the SCYNEXIS, Inc. 2014 Employee Stock Purchase Plan (“2014 ESPP”). Pursuant to terms of the 2014 ESPP, the maximum number of common stock shares available under the plan will automatically increase on January 1 of each year for a period of up to ten years, commencing on January 1, 2015, and ending on (and including) January 1, 2024, in an amount equal to the lesser of (i) 0.8% of the total number of shares of capital stock outstanding on December 31 of the preceding fiscal year, and (ii) 29,411 shares of common stock. Notwithstanding the foregoing, the board of directors may act prior to the first day of any fiscal year to provide that there will be no January 1 increase in the share reserve for such fiscal year or that the increase in the share reserve for such fiscal year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares of securities to be issued upon exercise of outstanding options, warrants and rights does not include shares of common stock subject to rights outstanding under the 2014 ESPP as the number of shares to be issued pursuant to these rights is not known as of December 31, 2019.

(4)

Our board of directors adopted the 2015 Inducement Award Plan (“2015 Plan”) on March 26, 2015 and it was amended on June 9, 2019 to increase the share reserve from 450,000 to 900,000 shares of our common stock. The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of SCYNEXIS, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the company within the meaning of Nasdaq Listing Rule 5635(c)(4).  If a stock award granted under the 2015 Plan expires or otherwise terminates without all of the shares covered by the stock award having been issued, or is settled in cash, or shares are withheld to satisfy tax withholding obligations, then the shares of our common stock not acquired or withheld pursuant to the stock award again will become available for subsequent issuance under the 2015 Plan.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and SCYNEXIS, its senior management and its independent registered public accounting firm, the Board affirmatively has determined that all of the directors during 2019 and currently, other than Dr. Taglietti, our current president and chief executive officer, are independent directors within the meaning of the applicable Nasdaq listing standards. In making this determination, the Board found that none of the directors or nominees for director other than Dr. Taglietti had a material or other disqualifying relationship with SCYNEXIS.

Related-Person Transactions Policy and Procedures

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

Certain Relationships and Related Transactions

Other than compensation arrangements for our directors and named executive officers as described in Item 11 of Part III of this Form 10-K/A, since January 1, 2018, the following are the only transactions with our directors and named executive officers to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers, holders of more than 5% of our capital stock, or any affiliate of our directors, executive officers and holders of more than 5% of our capital stock, had or will have a direct or indirect material interest.

Sale of Convertible Notes to Puissance Life Science Opportunities Fund VI in April 2020

On April 9, 2020, we entered into a Senior Convertible Note Purchase Agreement with Puissance, under which we issued and sold to Puissance $10.0 million aggregate principal amount of our 6.0% Convertible Senior Notes due 2026, resulting in $9.3 million in net proceeds after deducting $0.7 million for an advisory fee paid to an advisor affiliated with Puissance and other issuance costs.  See footnote 4 to the beneficial ownership table in Item 12 for additional information regarding Puissance and entities affiliated with Puissance.  Theodore Wang is the Chief Executive Officer and Chief Investment Officer of Puissance Life Science Opportunities Fund VI, and the Managing Member of Angel Pond Capital LLC, the advisor affiliated with Puissance.

Participation in our December 2019 Public Offering

On December 12, 2019, we completed a public offering (the "December 2019 Public Offering") of our common stock and warrants pursuant to our effective shelf registration.  We sold an aggregate of 38,888,889 shares of our common stock and warrants to purchase up to an aggregate of 38,888,889 shares of our common stock at a public offering price of $0.90 per share and accompanying warrant, and, pursuant to partial exercise of the underwriters’ option, sold additional warrants to purchase up to an aggregate of 5,833,333 shares of our common stock at a public offering price of $0.0010 per warrant.  All warrants sold in the December 2019 Public Offering have an exercise price of $1.10 and an expiration date that is the earlier of (i) such date that is six months after we publicly announce the approval from the U.S. Food and Drug Administration for ibrexafungerp for the treatment of vulvovaginal candidiasis and (ii) June 12, 2023.  The following directors, executive officers and holders of 5% of our common stock purchased shares of our common stock and warrants in our December 2019 Public Offering at the public offering price:

Name of Director, Executive Officer or 5% Stockholder	Number of Shares	Number of Warrants	Purchase Amount
Marco Taglietti, M.D.	166,667	166,667	$150,000
Federated Investors, Inc.	11,111,112	11,111,112	$10,000,000
Caxton Corporation	3,611,111	3,611,111	$5,000,000
Armistice Capital, LLC	5,277,778	5,277,778	$4,750,000
Decheng Capital China Life Sciences USD Fund III, L.P.	5,555,556	5,555,556	$5,000,000

Sale of Convertible Notes to Puissance Life Science Opportunities Fund VI in March 2019

On March 7, 2019, we entered into a Senior Convertible Note Purchase Agreement with Puissance Life Science Opportunities Fund VI (“Puissance”), under which we issued and sold to Puissance $16.0 million aggregate principal amount of our 6.0% Convertible Senior Noted due 2025, resulting in $14.7 million in net proceeds after deducting $1.3 million for an advisory fee paid to an advisor affiliated with Puissance and other issuance costs.  See footnote 4 to the beneficial ownership table in Item 12 for additional information regarding Puissance and entities affiliated with Puissance.  Theodore Wang is the Chief Executive Officer and Chief Investment Officer of Puissance Life Science Opportunities Fund VI, and the Managing Member of Angel Pond Capital LLC, the advisor affiliated with Puissance.

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

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2019, and December 31, 2018, by Deloitte & Touche LLP, SCYNEXIS’s independent registered public accounting firm (in thousands).

	Fiscal 2019	Fiscal 2018
Audit Fees (1)	$749	$541
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	2	2
Total Fees	$751	$543

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

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Description of Common Stock (Filed with the SEC as Exhibit 4.2 to our Form 10-K, filed with the SEC on March 11, 2020, SEC File No. 001-36365, and incorporated by reference here).

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

10.24**	Non-Employee Director Compensation Arrangements

10.25

Senior Convertible Note Purchase Agreement, dated as of March 7, 2019, among SCYNEXIS, Inc., as Issuer, Puissance Capital Management, as the Investor (Filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 8, 2019, SEC File No 001-36365 and incorporated by reference here).

23.1

Consent of Independent Registered Public Accounting Firm (Filed with the SEC as Exhibit 23.1 to our Form 10-K, filed with the SEC on March 11, 2020, SEC File No. 001-36365, and incorporated by reference here).

24.1	Power of Attorney (see Signature page).

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (Filed with the SEC as Exhibit 31.1 to our Form 10-K, filed with the SEC on March 11, 2020, SEC File No. 001-36365, and incorporated by reference here).

31.2

Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) (Filed with the SEC as Exhibit 31.2 to our Form 10-K, filed with the SEC on March 11, 2020, SEC File No. 001-36365, and incorporated by reference here).

31.3**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.4**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished with the SEC as Exhibit 32.1 to our Form 10-K, filed with the SEC on March 11, 2020, SEC File No. 001-36365, and incorporated by reference here).

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

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2020