Form 10-Q
period 2020-03-31
SCYNEXIS INC
filed 2020-05-11
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of May 1, 2020, there were 98,587,061 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$20,253	$41,920
Short-term investments	14,267	6,494
Prepaid expenses and other current assets	2,270	3,988
Total current assets	36,790	52,402
Other assets	812	812
Deferred offering costs	110	70
Restricted cash	273	273
Property and equipment, net	381	405
Operating lease right-of-use asset (See Note 7)	3,143	3,191
Total assets	$41,509	$57,153
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,222	$7,177
Accrued expenses	1,792	3,801
Operating lease liability, current portion (See Note 7)	40	36
Total current liabilities	7,054	11,014
Warrant liabilities	13,628	18,396
Convertible debt and derivative liability (See Note 6)	11,100	11,522
Operating lease liability (See Note 7)	3,272	3,326
Total liabilities	35,054	44,258
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of March 31, 2020 and December 31, 2019; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 97,876,042 and 97,413,721 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	98	97
Additional paid-in capital	284,787	284,226
Accumulated deficit	(278,430)	(271,428)
Total stockholders’ equity	6,455	12,895
Total liabilities and stockholders’ equity	$41,509	$57,153

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$64
Operating expenses:
Research and development	9,866	9,684
Selling, general and administrative	2,613	2,241
Total operating expenses	12,479	11,925
Loss from operations	(12,479)	(11,861)
Other (income) expense:
Loss on extinguishment of debt	—	814
Amortization of debt issuance costs and discount	278	200
Interest income	(147)	(281)
Interest expense	210	367
Other income	(350)	—
Warrant liabilities fair value adjustment	(4,768)	6,522
Derivative liability fair value adjustment	(700)	3,425
Total other (income) expense	(5,477)	11,047
Net loss	$(7,002)	$(22,908)
Net loss per share - basic and diluted	$(0.07)	$(0.46)
Weighted average common shares outstanding – basic and diluted	97,445,775	49,317,575

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,002)	$(22,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28	29
Stock-based compensation expense	410	492
Accretion of investments discount	(31)	(82)
Amortization of debt issuance costs and discount	278	200
Change in fair value of warrant liabilities	(4,768)	6,522
Change in fair value of derivative liability	(700)	3,425
Noncash operating lease expense for right-of-use asset	48	48
Loss on extinguishment of debt	—	814
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	1,734	6,390
Accounts payable, accrued expenses, and other	(4,054)	(1,367)
Deferred revenue	—	(64)
Net cash used in operating activities	(14,057)	(6,501)
Cash flows from investing activities:
Maturities of investments	6,477	24,638
Purchases of property and equipment	(4)	—
Purchases of investments	(14,235)	(18,041)
Net cash (used in) provided by investing activities	(7,762)	6,597
Cash flows from financing activities:
Proceeds from common stock issued	214	2,588
Payments of offering costs and underwriting discounts and commissions	(7)	(77)
Proceeds from common stock issuance under employee stock purchase plan	18	20
Repurchase of shares to satisfy tax withholdings	(73)	—
Proceeds from senior convertible notes	—	16,000
Payments of senior convertible notes issuance costs	—	(1,143)
Payment of loan payable expected to be refinanced	—	(15,973)
Net cash provided by financing activities	152	1,415
Net (decrease) increase in cash, cash equivalents, and restricted cash	(21,667)	1,511
Cash, cash equivalents, and restricted cash at beginning of period	42,193	11,767
Cash, cash equivalents, and restricted cash at end of period	$20,526	$13,278
Supplemental cash flow information:
Cash paid for interest	$420	$411
Cash received for interest	$129	$291
Noncash financing and investing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$3,365
Deferred offering and issuance costs included in accounts payable and accrued expenses	$40	$110
Deferred offering costs reclassified to additional-paid-in capital	$—	$2

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, pioneering innovative medicines to help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug resistant infections.  The Company is developing its lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (IV)/oral agent in late stage development for multiple indications, ranging from the treatment of vaginal yeast infections in the community setting to life-threatening invasive fungal infections in hospitalized patients.

The Company has incurred significant losses and negative cash flows from operations since its initial public offering in May 2014 and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of $278.4 million at March 31, 2020 and limited capital resources to fund ongoing operations. These capital resources primarily comprised cash and cash equivalents of $20.3 million and short-term investments of $14.3 million at March 31, 2020. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of a least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by, among other things: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; or (4) any other unanticipated material negative events or costs.  Should one or more of these negative events or costs materially affect its liquidity, the Company’s available capital resources may not be sufficient for it to continue to meet its obligations as they become due over the next 12 months.  If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Intercompany balances and transactions are eliminated in consolidation.

Shelf Registration Filing

On August 31, 2018, the Company filed a shelf registration statement on Form S-3 (File No. 333-227167) with the Securities and Exchange Commission (“SEC”), which was declared effective on September 14, 2018 (the “Shelf Registration”). The Shelf Registration contained three prospectuses:

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

•

a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $25.0 million of the Company's common stock that may be issued and sold under a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”).  Pursuant to the Sales Agreement, the Company may sell from time to time, at its option, up to an aggregate of $25.0 million of the Company’s common stock, through Cantor, as sales agent.  Pursuant to the Sales Agreement, sales of the common stock, if any, will be made under the Company’s effective Shelf Registration; and

•

a warrant prospectus covering the offering, issuance, and sale of the Company’s common stock issuable upon the exercise of warrants, consisting of (i) warrants to purchase 4,218,750 shares of the Company’s common stock at an exercise price of $3.00 per share originally issued by the Company on June 24, 2016, (ii) warrants to purchase 13,198,075 shares of the Company’s common stock at an exercise price of $1.85 per share originally issued by the Company on March 8, 2018, and (iii) warrants to purchase 7,988,175 shares of the Company’s common stock at an exercise price of $2.00 per share originally issued by the Company on March 8, 2018.  The warrants to purchase 13,198,075 shares of the Company’s common stock expired on March 14, 2019.  Upon full exercise for cash of the warrants outstanding on March 31, 2020, the holders of the warrants would pay the Company an aggregate of approximately $28.6 million.  See Note 8 for further details.

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

The common stock that may be offered, issued and sold by the Company under the Sales Agreement is included in the $175.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the Sales Agreement with Cantor, any portion of the $25.0 million included in the Sales Agreement that is not sold pursuant to the Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.  As of March 31, 2020, approximately $127.3 million of securities registered under the base prospectus are available to be offered, issued and sold by the Company.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2019, except as described below.

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic net loss per common share for the three months ended March 31, 2020 and 2019 was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three months ended March 31, 2020 and 2019, as the result would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Warrants to purchase Series C-1 Preferred	—	14,033
Warrants to purchase common stock associated with Solar loan agreement	122,435	122,435
Warrants to purchase common stock associated with June 2016 public offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 public offering – Series 2	7,988,175	7,988,175
Outstanding stock options	7,684,762	5,310,498
Outstanding restricted stock units	862,514	107,841
Common stock associated with 6% convertible senior notes	11,382,000	13,008,000
Warrants to purchase common stock associated with December 2019 Public Offering	44,722,222	—
Total	76,980,858	30,769,732

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which revised the effective dates for ASU 2016-13 for public business entities that meet the SEC definition of a smaller reporting company to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted.  As a smaller reporting company, the Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820, Fair Value Measurement. ASU 2018-13 eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted ASU 2018-13 during the three months ended March 31, 2020 and as a result, included the required additional disclosures for its Level 3 fair value measurements in its unaudited condensed consolidated financial statements (see Note 10).  The Company did not identify any other material impacts of ASU 2018-13 on its unaudited condensed consolidated financial statements.

3.	Short-term Investments

The following table summarizes the held-to-maturity securities held at March 31, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2020
U.S. government securities	$6,000	$18	$(15)	$6,003
Commercial paper	8,267	—	—	8,267
Total short-term investments	$14,267	$18	$(15)	$14,270

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2019
U.S. government securities	$1,996	$15	$(14)	$1,997
Commercial paper	998	—	—	998
Overnight repurchase agreement	3,500	—	—	3,500
Total short-term investments	$6,494	$15	$(14)	$6,495

All held-to-maturity short-term investments at March 31, 2020 and December 31, 2019 will mature in less than one year.  The gross unrealized gains and losses for the Company’s commercial paper and overnight repurchase agreement are not significant.  The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid research and development services	$1,176	$3,043
Prepaid insurance	92	252
Other prepaid expenses	88	19
Other current assets	914	674
Total prepaid expenses and other current assets	$2,270	$3,988

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued research and development expenses	$828	$1,296
Accrued employee bonus compensation	365	1,798
Other accrued expenses	599	707
Total accrued expenses	$1,792	$3,801

6.	Borrowings

On September 30, 2016, the Company entered into a loan agreement with Solar Capital Ltd. (“Solar”), in its capacity as administrative and collateral agent and as lender. Pursuant to the loan agreement, Solar was providing the Company with a 48-month secured term loan in the amount of $15.0 million.  The term loan bore interest at a floating rate equal to the LIBOR rate in effect plus 8.49%.  The Solar term loan was paid in full in March 2019.

On March 7, 2019, the Company entered into a Senior Convertible Note Purchase Agreement (the “March 2019 Note Purchase Agreement”) with Puissance Life Science Opportunities Fund VI (“Puissance”).  Pursuant to the March 2019 Note Purchase Agreement, on March 7, 2019, the Company issued and sold to Puissance $16.0 million aggregate principal amount of its 6.0% Senior Convertible Notes due 2025 (the “Notes”), resulting in $14.7 million in net proceeds after deducting $1.3 million for an advisory fee and other issuance costs.  The Company used the net proceeds to pay the remaining outstanding Solar term loan in full and recorded a loss on debt extinguishment of $0.8 million during the three months ended March 31, 2019.  The loss on debt extinguishment of $0.8 million for the three months ended March 31, 2019 was recognized as the difference between the reacquisition price of the outstanding Solar debt of $15.9 million and the $15.1 million net carrying value of the Solar debt obligation prior to repayment.

As of March 31, 2020, the Company’s $11.1 million in convertible debt and derivative liability consists of the convertible debt balance of $8.6 million presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.5 million and the bifurcated embedded conversion option derivative liability of $2.5 million.  In connection with the Company’s issuance of its Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock.  Debt issuance costs of $0.6 million initially allocated to the derivative liability were written off upon issuance of the Notes and were recognized in the loss on the fair value adjustment for the derivative liability for the three months ended March 31, 2019.  For the three months ended March 31, 2020 and 2019, the Company recognized a gain of $0.7 million and a loss of $3.4 million on the fair value adjustments for the derivative liability, respectively, and recognized $0.3 million and $0.2 million in amortization of debt issuance costs and discount for the three months ended March 31, 2020 and 2019, respectively, related to the Notes.

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

The Company estimated the fair value of the convertible debt and derivative liability using a binomial lattice valuation model and Level 3 inputs. At March 31, 2020, the fair value of the senior convertible notes is $10.2 million.

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

The holder of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 into shares of the Company’s common stock. The initial conversion rate is 739.0983 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $1.35, and is subject to adjustment in certain events described in the March 2019 Note Purchase Agreement. The Holder upon conversion may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate if the holder elects to convert its Notes in connection with such a corporate event. Subject to adjustment in the conversion rate, the number of shares that the Company may deliver in connection with a conversion of the Notes, including those delivered in connection with an interest make-whole payment, will not exceed a cap of 813 shares of common stock per $1,000 principal amount of the Notes.

On or after March 15, 2022, the Company has the right, at its election, to redeem all or any portion of the Notes not previously converted if the last reported sale price per share of common stock exceeds 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  If a “fundamental change” (as defined in the March 2019 Note Purchase Agreement) occurs, then, subject to certain exceptions, the Company must offer to repurchase the Notes for cash at a repurchase price of 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

7.	Commitments and Contingencies

Leases

On March 1, 2018, the Company entered into a long-term lease agreement for approximately 19,275 square feet of office space in Jersey City, New Jersey, that the Company identified as an operating lease under ASC 840 (the “Lease”). The lease term is eleven years from August 1, 2018, the commencement date, with total lease payments of $7.3 million over the lease term. The Company has the option to renew for two consecutive five-year periods from the end of the first term and the Company is not reasonably certain that the option to renew the Lease will be exercised. Under the Lease, the Company furnished a security deposit in the form of a standby letter of credit in the amount of $0.3 million, which was reduced by fifty-five thousand dollars on the first anniversary of the commencement date.  The security deposit will continue to be reduced by fifty-five thousand dollars every two years on the commencement date anniversary for eight years. The security deposit is classified as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

The consideration in the Lease allocated to the single lease component includes the fixed payments for the right to use the office space as well as common area maintenance.  The Lease also contains costs associated with certain expense escalation, property taxes, insurance, parking, and utilities which are all considered variable payments and are excluded from the operating lease liability.  The incremental borrowing rate utilized approximated the prevailing market interest rate the Company would incur to borrow a similar amount equal to the total Lease payments on a collateralized basis over the term of the Lease.  The following table summarizes certain quantitative information associated with the amounts recognized in the unaudited condensed consolidated financial statements for the Lease (dollars in thousands):

Three Months Ended March 31, 2020
Operating lease cost	$166
Variable lease cost	21
Total operating lease expense	$187

Cash paid for amounts included in the measurement of operating lease liability	$167

Remaining Lease term (years)	9.34
Discount rate	15%

  Future minimum lease payments for the Lease as of March 31, 2020 are as follows (in thousands):

March 31, 2020
2020	$340
2021	517
2022	527
2023	715
2024	730
Thereafter	3,533
Total	$6,362

The presentation of the operating lease liability and right-of-use asset as of March 31, 2020 are as follows (in thousands):

March 31, 2020
Present value of future minimum lease payments	$3,312

Operating lease liability, current portion	$40
Operating lease liability, long-term portion	3,272
Total operating lease liability	$3,312

Difference between future minimum lease payments and discounted cash flows	$3,050

Operating lease right-of-use asset	$3,143

License Arrangement with Potential Future Expenditures

As of March 31, 2020, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. Ibrexafungerp is the Company’s lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the

Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalty percentages are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the “Deferred Milestone”). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, the Company entered into second and third amendments, respectively, to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019.  The milestone payment was recognized in the unaudited condensed consolidated statement of operations in research and development expense for the three months ended March 31, 2019 and is included in cash used in operating activities on the statement of cash flows.

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

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 250,000,000 shares as of March 31, 2020, and December 31, 2019; 97,876,042 and 97,413,721 shares were issued and outstanding at March 31, 2020, and December 31, 2019, respectively.  The following table summarizes common stock share activity for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31, 2020
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2019	97,413,721	$97	$284,226	$(271,428)	$12,895
Net loss	—	—	—	(7,002)	(7,002)
Stock-based compensation expense	—	—	410	—	410
Common stock issued through employee stock purchase plan	22,143	—	18	—	18
Common stock issued, net of expenses	285,276	1	206	—	207
Common stock issued for vested restricted stock units	154,902	—	(73)	—	(73)
Balance, March 31, 2020	97,876,042	$98	$284,787	$(278,430)	$6,455

	Three Months Ended March 31, 2019
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2018	47,971,989	$48	$248,895	$(217,718)	$31,225
Net loss	—	—	—	(22,908)	(22,908)
Stock-based compensation expense	—	—	492	—	492
Common stock issued through employee stock purchase plan	19,259	—	20	—	20
Common stock issued, net of expenses	2,226,569	2	2,507	—	2,509
Common stock issued for vested restricted stock units	14,612	—	(8)	—	(8)
Balance, March 31, 2019	50,232,429	$50	$251,906	$(240,626)	$11,330

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2020	December 31, 2019
Outstanding stock options	7,684,762	5,261,860
Outstanding restricted stock units	862,514	966,394
Warrants to purchase common stock associated with June 2016 Public Offering	4,218,750	4,218,750
Warrants to purchase common stock associated with March 2018 Public Offering – Series 2	7,988,175	7,988,175
Warrants to purchase common stock associated with December 2019 Public Offering	44,722,222	44,722,222
Option to purchase common stock associated with December 2019 Public Offering	—	5,833,333
Warrants to purchase common stock associated with Solar loan agreement	122,435	122,435
For possible future issuance for the conversion of the 6% senior convertible notes	11,382,000	11,382,000
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	1,900,861	554,774
For possible future issuance under Employee Stock Purchase Plan	81,499	74,231
For possible future issuance under 2015 Inducement Award Plan (Note 9)	315,500	315,500
Total common shares reserved for future issuance	79,278,718	81,439,674

Convertible Debt and Derivative Liability

In connection with the Company’s issuance of its Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging.  The convertible debt and derivative liability associated with the Notes are presented in total on the accompanying unaudited condensed consolidated balance sheets as the convertible debt and derivative liability.  The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense.  For the three months ended March 31, 2020 and 2019, the Company recorded a gain of $0.7 million and a loss of $3.4 million due to the change in fair value of the derivative liability.

Warrants Associated with June 2016, March 2018, and December 2019 Public Offerings

The outstanding warrants associated with the June 2016, March 2018, and December 2019 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations.  During the three months ended March 31, 2020 and 2019, the Company recorded a gain of $4.8 million and a loss of $6.5 million, respectively, due to the change in fair value of the warrant liabilities.  As of March 31, 2020, the fair value of the warrant liabilities was $13.6 million.

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

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan (“2014 Plan”), on January 1, 2020 and 2019, the Company automatically added 3,896,548 and 1,918,879 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of March 31, 2020, there were 1,900,861 shares of common stock available for future issuance under the 2014 Plan.

As of March 31, 2020, there were 315,500 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”).  During the three months ended March 31, 2020 and 2019, there were no granted options of the Company’s common stock under the 2015 Plan.

The activity for the Company’s 2009 Stock Option Plan, 2014 Plan, and 2015 Plan, for the three months ended March 31, 2020, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2019	5,261,860	$3.06	7.62	$60
Granted	2,563,400	$0.86
Exercised	—	—
Forfeited/Cancelled	(140,498)	$1.80
Outstanding — March 31, 2020	7,684,762	$2.35	8.11	$28
Exercisable — March 31, 2020	3,326,023	$3.89	6.63	$23
Vested or expected to vest — March 31, 2020	7,684,762	$2.35	8.11	$28

Restricted stock unit (“RSU”) activity under the 2014 Plan and 2015 Plan for the three months ended March 31, 2020, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2019	966,394	$1.42
Granted	256,950	$0.86
Vested	(231,439)	$1.46
Forfeited/Cancelled	(129,391)	$1.26
Non-vested at March 31, 2020	862,514	$1.26

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

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2014 Plan and the 2015 Plan was $0.4 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.  The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for both the three months ended March 31, 2020 and 2019. Cash received from options exercised was zero for both the three months ended March 31, 2020 and 2019.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$136	$158
Selling, general and administrative	274	334
Total	$410	$492

10.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of March 31, 2020 and December 31, 2019 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Cash	$195	$195	—	—
Restricted cash	273	273	—	—
Money market funds	20,058	20,058	—	—
Total assets	$20,526	$20,526	—	—

Warrant liabilities	$13,628	—	—	$13,628
Derivative liability	2,492	—	—	2,492
Total liabilities	$16,120	—	—	$16,120

December 31, 2019
Cash	$23	$23	—	—
Restricted cash	273	273	—	—
Money market funds	41,897	41,897	—	—
Total assets	$42,193	$42,193	—	—

Warrant liabilities	$18,396	—	—	$18,396
Derivative liability	3,192	—	—	3,192
Total liabilities	$21,588	—	—	$21,588

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.  The unobservable input for all of the Level 3 warrant liabilities includes volatility.  The historical volatility of the Company, using its closing common stock prices, is utilized to reflect future volatility over the expected term of the warrants.  At March 31, 2020, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 73.7% to 78.4% and 75.0%, respectively.  Additionally, the expected term associated with the December 2019 Public Offering warrants is an unobservable unit given that the expiration of the warrants is the earlier of (i) such date that is six months after the Company publicly announces the approval from the U.S. Food and Drug Administration for ibrexafungerp for the treatment of vulvovaginal candidiasis and (ii) June 12, 2023.  The Company utilized a probability assessment to estimate the likelihood of occurrence for the two potential expiration dates and allocated the probability of occurrence percentage to the fair values calculated based on the two potential expected terms.  The weighted average expected term is 2.6 years as of March 31, 2020 for the December 2019 Public Offering warrants with a range of 1.6 to 3.2 years.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liability at inception and on subsequent valuation dates.  This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, historical volatility, credit rating, market credit spread, and estimated effective yield.  The unobservable inputs associated with the Level 3 derivative liability are adjusted equity volatility, market credit spread, and estimated yield.  As of March 31, 2020, these inputs were 56.8%, 2,063 basis points, and 21.0%, respectively.  The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method.  The discounts for lack of marketability, 12.07% as of March 31, 2020, is then applied to the value of the senior convertible notes.  The residual difference represents the fair value of the embedded derivative liability and the fair value of the embedded derivative liability is reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2019	$18,396
Gain adjustment to fair value	(4,768)
Balance – March 31, 2020	$13,628

Derivative Liability
Balance – December 31, 2019	$3,192
Gain adjustment to fair value	(700)
Balance – March 31, 2020	$2,492

11.	Subsequent Events

In April 2020, the Company entered into a Senior Convertible Note Purchase Agreement (“April 2020 Note Purchase Agreement”) with Puissance.  Pursuant to the April 2020 Note Purchase Agreement, on April 9, 2020, the Company issued and sold to Puissance $10.0 million aggregate principal amount of its 6.0% Senior Convertible Notes due 2026.

In April 2020, the Company entered into a Common Stock Purchase Agreement (“Common Stock Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), pursuant to which the Company has the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock over the next 30 months, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

In April 2020, the Company received a cash receipt of $3.1 million from a third party for the sale of a portion of the Company’s unused New Jersey Net Operating Losses (NOLs) and research and development credits.  The income tax benefit for the sale of the NOLs and research and development credits for $3.1 million was recognized in April 2020.

In April 2020, the Company received a letter from the Listing Qualifications Department staff of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock was below the $1.00 per share minimum required for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A) and the Nasdaq temporary relief in response to the COVID-19 pandemic effective on April 16, 2020, the Company has 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance with the minimum bid price rule.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended March 31, 2020, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

Overview

SCYNEXIS, Inc. is pioneering innovative medicines to help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug resistant infections.  We are developing our lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (IV)/oral agent in late stage development for multiple indications, ranging from the treatment of vaginal yeast infections in the community setting to life-threatening invasive fungal infections in hospitalized patients.

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

Ibrexafungerp Update

In April 2020, we announced positive top-line results for our Phase 3 VANISH-306 study investigating the safety and efficacy of oral ibrexafungerp as a treatment for women with VVC.  With these results, ibrexafungerp has now achieved superiority over placebo with a high degree of statistical significance on key study endpoints required for regulatory approval of the VVC indication in both VANISH pivotal trials, clearing the way for the NDA submission for the treatment of VVC which we expect to submit in the second half of 2020.

The VANISH-306 efficacy results were as follows:

•

63.3% of ibrexafungerp-treated patients met the primary endpoint of clinical cure at the Day-10 test-of-cure (TOC) visit, defined as the complete resolution of all vaginal signs and symptoms (S&S) following a single-day 600mg dose regimen consisting of two doses of 300mg administered 12 hours apart;

•	58.5% of ibrexafungerp-treated patients met the secondary endpoint of mycological eradication at TOC visit, defined as negative culture;
•	72.3% of ibrexafungerp-treated patients were categorized as clinically improved at TOC visit, defined as having total signs and symptoms of 0 or 1; and
•	73.9% of ibrexafungerp-treated patients had complete symptom resolution at the Day-25 follow-up (FU) visit.

Below is a combined top-line efficacy results of the VANISH pivotal trials:

	VANISH-306 (mITT, n=188)	VANISH-303 (mITT, n=188)
	IBX 300mg BID (%)	IBX 300mg BID (%)
Primary Endpoint
Clinical Cure (0 S&S) at TOC	63.3*	50.5**
Secondary Endpoints
Mycological Eradication at TOC	58.5**	49.5**
Clinical Improvement (S&S ≤1) at TOC	72.3*	64.4**
Complete Symptom Resolution at Day-25 FU	73.9**	59.6*
* p value ≤ 0.01 ** p value ≤ 0.001

In VANISH-306, oral ibrexafungerp was generally observed to be safe and well tolerated. Severe and serious adverse events (AEs and SAEs) were rare and there were no drug-related SAEs. Similar to previous studies, the majority of Treatment-Emergent AEs (TEAEs) observed at a higher frequency in the ibrexafungerp group in VANISH-306 were gastrointestinal (GI) in nature, with the three most common GI events (diarrhea/loose stool, nausea and abdominal pain) occurring at rates of 9.4%, 8.4% and 2.7%, respectively. These events were predominantly regarded as mild, of short duration and did not lead to discontinuation, confirming the favorable tolerability profile of the single-day 600mg dose regimen of oral ibrexafungerp that was previously observed.

The combined safety database of the VANISH and DOVE programs in VVC patients now includes more than 850 enrolled patients, with 575 treated with the one-day 600mg dose regimen of ibrexafungerp. The overall incidence of the most common GI events for ibrexafunergp-treated patients in the total database was 16.7% for diarrhea/loose stool, 11.8% for nausea and 4.5% for abdominal pain, supporting the favorable safety and tolerability profile of ibrexafungerp.

Enrollment is ongoing in the CANDLE study, a Phase 3, multi-center, randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral ibrexafungerp compared to placebo in women with recurrent VVC.  Pending successful completion of this trial, we anticipate top-line data and the submission of a supplemental NDA for the prevention of recurrent VVC in the second half of 2021.

Enrollment is ongoing in our refractory invasive fungal infections (rIFI) program, which comprises two open-label Phase 3 studies (FURI and CARES) designed to support a potential future NDA submission through the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD), as well as our Phase 2 study (SCYNERGIA study) of oral ibrexafungerp in combination with voriconazole (SoC) in patients with IA.

While oral ibrexafungerp is progressing as a potential valuable option to treat hospital-based invasive fungal infections, we continue the development of the intravenous liposomal formulation of ibrexafungerp and will provide further updates on this program in the future.

Impact of COVID-19 Pandemic on Our Business

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020.  The full extent of the future impacts of COVID-19 on our operations is uncertain and a prolonged outbreak could have an adverse effect on our business.

We continue to expect to submit our NDA for the treatment of VVC with the FDA in the second half of 2020 and we are not aware of any critical submission activities that have been adversely affected by COVID-19.  We continue to see enrollment across our ongoing studies, and continue to anticipate submitting a supplemental NDA for the prevention of recurrent VVC in the second half of 2021 and to provide top-line data of the SCYNERGIA study in the first half of 2021.  We have observed that the pandemic has resulted in some delays to some of these clinical studies, particularly in initiating new investigational sites due to the diversion of their resources away from necessary start-up activities, and by limiting the ability of investigational sites to conduct all activities associated with our ongoing studies. For example, the circumstances can hinder the investigational sites’ ability to screen patients for enrollment. We are collaborating with our investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance.

With respect to manufacturing and supply, we currently have sufficient drug supply for our ongoing clinical studies and do not foresee any delays in procuring the necessary registration batches for our NDA submission. Our third-party contract manufacturers continue to operate at or near normal levels and, at this time and subject to further COVID-19 implications, we do not anticipate any disruptions to our drug supply chain.  Additionally, our employees have been transitioned to a work-from-

home policy in accordance with shelter-in-place guidance imposed by the State of New Jersey and this has not had any material impact on our internal operating abilities.

The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments.  Any potential delays in clinical studies as a result of the impact of COVID-19, particularly on our CANDLE study, could result in the recognition of research and development expense for these studies in periods later than originally anticipated and could potentially further extend our cash runway.  As of March 31, 2020, we had $34.5 million in cash, cash equivalents, and short-term investments, and we may utilize our at-the-market facility and common stock purchase agreement in order to provide additional liquidity.  We will require additional capital to commercialize ibrexafungerp for the treatment of women with VVC and our ability to acquire this necessary capital may be negatively impacted by the economic environment if the pandemic is prolonged.

The ultimate impact of the COVID-19 health pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business, our clinical trials, our activities dependent on regulatory authorities, healthcare systems or the global economy as a whole. We will continue to monitor the COVID-19 situation closely.

Corporate Update

On April 9, 2020, we entered into a Senior Convertible Note Purchase Agreement (April 2020 Note Purchase Agreement) with Puissance Life Science Opportunities Fund VI (Puissance). Pursuant to the April 2020 Note Purchase Agreement, on April 9, 2020, we issued and sold to Puissance our 6.0% Senior Convertible Notes due 2026 for an aggregate principal amount of $10 million.

On April 10, 2020, we entered into a Common Stock Purchase Agreement (Common Stock Purchase Agreement) with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), pursuant to which we have the right to sell to Aspire Capital from time to time at our sole discretion up to $20.0 million in shares of our common stock over the next 30 months, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

On April 21, 2020, we received a letter from the Listing Qualifications Department staff of the Nasdaq Stock Market (Nasdaq) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the $1.00 per share minimum required for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A) and the Nasdaq temporary relief in response to the COVID-19 pandemic effective on April 16, 2020, we have 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance with the minimum bid price rule.

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, and December 2019.  As of March 31, 2020, we had received an aggregate of $173.7 million in net proceeds from the issuance of our common stock and warrants in these four offerings. Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $34.5 million as of March 31, 2020.  In addition, during the three months ended March 31, 2020, we received net proceeds of $0.2 million under our at-the-market facility and we recently received a cash receipt of $3.1 million from a third party for the sale of a portion of our unused New Jersey Net Operating Losses (NOLs) and research and development credits.  We recognized an income tax benefit for the sale of a portion of our unused NOLs and research and development credits for $3.1 million in April 2020.

We have incurred net losses since our inception, including the year ended December 31, 2019, and the three months ended March 31, 2020.  As of March 31, 2020, our accumulated deficit was $278.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy, but that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program.  We also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations, and that our selling, general and administrative expenses will increase to support a potential commercial launch in acute VVC and our ongoing operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registration, including the related at-the-market facility entered into on August 31, 2018 with Cantor Fitzgerald & Co. (Cantor) and the Common Stock Purchase Agreement entered into on April 10, 2020 with Aspire Capital.

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

Our ibrexafungerp project was the only significant research and development project during the periods presented. We expect to continue to incur significant research and development expense for the foreseeable future as we continue our effort to develop ibrexafungerp, and to potentially develop our other product candidates, subject to the availability of additional funding.

The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation. This includes personnel in executive, finance, human resources, business development, marketing, and administrative support functions. Other expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for accounting, auditing, tax and legal services, consulting costs for general and administrative purposes, information systems maintenance and marketing efforts.

Other (Income) Expense

All of our other (income) expense recognized in the three months ended March 31, 2020 and 2019, consists of amortization of debt issuance costs and discount, interest income, interest expense, other income, the warrant liabilities fair value adjustment, the derivative liability fair value adjustment, and the expense recognized for the extinguishment of debt.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Period-to-Period Change
Revenue	$—	$64	$(64)	(100.0)%
Operating expenses:
Research and development	9,866	9,684	182	1.9%
Selling, general and administrative	2,613	2,241	372	16.6%
Total operating expenses	12,479	11,925	554	4.6%
Loss from operations	(12,479)	(11,861)	(618)	5.2%
Other (income) expense:
Loss on extinguishment of debt	—	814	(814)	(100.0)%
Amortization of debt issuance costs and discount	278	200	78	39.0%
Interest income	(147)	(281)	134	(47.7)%
Interest expense	210	367	(157)	(42.8)%
Other income	(350)	—	(350)	—
Warrant liabilities fair value adjustment	(4,768)	6,522	(11,290)	(173.1)%
Derivative liability fair value adjustment	(700)	3,425	(4,125)	(120.4)%
Total other (income) expense:	(5,477)	11,047	(16,524)	(149.6)%
Net loss	$(7,002)	$(22,908)	$15,906	(69.4)%

Revenue. For the three months ended March 31, 2019, revenue consisted of the amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm and was fully amortized in 2019.

Research and Development. For the three months ended March 31, 2020, research and development expenses increased to $9.9 million from $9.7 million for the three months ended March 31, 2019. The increase of $0.2 million, or 2%, for the three months ended March 31, 2020, was primarily driven by an increase of $2.1 million in clinical development costs, an increase of $1.6 million in chemistry, manufacturing, and controls (CMC) costs, and a net increase in other research and development expenses of $0.5 million, mostly offset by a milestone payment made to Merck during the three months ended March 31, 2019.

The $2.1 million increase in clinical development expense for the three months ended March 31, 2020, was primarily driven by an increase of $1.3 million in expense associated with the CANDLE Phase 3 study, an increase of $0.9 million in expense associated with two drug-drug interaction clinical studies to support the NDA submission for the VVC indication, and a net increase in other clinical related expenses of $0.5 million, offset in part by a decrease of $0.6 million in expense associated with the VANISH Phase 3 VVC program.  The $1.6 million increase in CMC for the three months ended March 31, 2020, was primarily driven by increased costs associated with the development and manufacture of drug product for ongoing and planned clinical studies as well as the registration batches necessary for NDA submission for the VVC indication.

Selling, General & Administrative. For the three months ended March 31, 2020, selling, general and administrative expenses increased to $2.6 million from $2.2 million for the three months ended March 31, 2019. The increase of $0.4 million, or 17%, for the three months ended March 31, 2020 was primarily driven by a $0.3 million increase in professional fees and commercial related expenses recognized during the three months ended March 31, 2020.

Loss on Debt Extinguishment.  For the three months ended March 31, 2019, we recognized a $0.8 million loss on debt extinguishment associated with the repayment of the term loan with Solar Capital Ltd. (Solar).  The $0.8 million loss recognized represents the difference between the reacquisition price and the net carrying value of the Solar debt.

Amortization of Debt Issuance Costs and Discount. During the three months ended March 31, 2020 and 2019, we recognized $0.3 million and $0.2 million in amortization of debt issuance costs and discount, respectively.  The 2020 and 2019 debt issuance costs and discount primarily comprised an allocated portion of the advisory fee and other issuance costs associated with our convertible debt and the fair value of the bifurcated derivative liability.

Interest Income. During the three months ended March 31, 2020 and 2019, we recognized $0.1 million and $0.3 million, respectively, in interest income associated with our short-term investments.

Interest Expense. For the three months ended March 31, 2020 and 2019, we recognized $0.2 million and $0.4 million, respectively, in interest expense.  The decrease from the prior comparable period is primarily due to the additional interest expense recognized for the previous loan agreement with Solar during the three months ended March 31, 2019.

Other Income. For the three months ended March 31, 2020, we recognized $0.4 million in other income associated with certain research and development tax credits.

Warrant Liabilities Fair Value Adjustment.  For the three months ended March 31, 2020, we recognized a gain of $4.8 million in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.  For the three months ended March 31, 2019, we recognized a $6.5 million loss in the fair value adjustment related to the warrant liabilities primarily due to the increase in our stock price during the quarter.

Derivative Liability Fair Value Adjustment.  For the three months ended March 31, 2020, we recognized a gain of $0.7 million in the fair value adjustment related to the derivative liability primarily due to the decrease in our stock price during the quarter.  For the three months ended March 31, 2019, we recognized a loss of $3.4 million in the fair value adjustment related to the derivative liability primarily due to the increase in our stock price during the quarter.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2020, we have funded our operations from net proceeds from debt and equity issuances and through revenue from development services. As of March 31, 2020, we had cash and cash equivalents and short-term investments of approximately $34.5 million, compared to $48.4 million as of December 31, 2019. The decrease in our cash and cash equivalents and short-term investments was primarily due to our continued development costs associated with our lead product candidate, ibrexafungerp. We have incurred net losses since our inception, including the three months ended March 31, 2020.  As of March 31, 2020, our accumulated deficit was $278.4 million.

In April 2020: (a) we entered into the April 2020 Note Purchase Agreement with Puissance pursuant to which we issued and sold to Puissance $10.0 million aggregate principal amount of our 6.0% Senior Convertible Notes due 2026; (b) we entered into a Common Stock Purchase Agreement with Aspire Capital pursuant to which we have the right to sell to Aspire Capital from time to time in our sole discretion up to $20.0 million in shares of our common stock over the next 30 months, subject to certain limitations and conditions; and (c) we received a cash receipt of $3.1 million from a third party for the sale of a portion of our unused New Jersey NOLs and research and development credits.

We expect that we will continue to incur losses for at least the foreseeable future. We expect our research and development expenses to decrease primarily given the completion of the VANISH Phase 3 registration program and we expect our selling, general and administrative expenses to increase to support a potential commercial launch in acute VVC and our ongoing operations. As a result, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registration, including the related at-market-facility entered into on August 31, 2018 with Cantor and the Common Stock Purchase Agreement entered into on April 10, 2020 with Aspire Capital.  During the three months ended March 31, 2020, we sold 285,276 shares and received net proceeds of $0.2 million under our at-the-market facility.

Cash Flows

The following table sets forth the significant sources and uses of cash for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash, cash equivalents, and restricted cash, January 1	$42,193	$11,767
Net cash used in operating activities	(14,057)	(6,501)
Net cash (used in) provided by investing activities	(7,762)	6,597
Net cash provided by financing activities	152	1,415
Net (decrease) increase in cash, cash equivalents, and restricted cash	(21,667)	1,511
Cash, cash equivalents, and restricted cash, March 31	$20,526	$13,278

Operating Activities

The $7.6 million increase in net cash used in operating activities for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to ibrexafungerp development efforts.  We expect that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program and we expect our selling, general and administrative expenses to increase to support a potential commercial launch in acute VVC and our ongoing operations.

Net cash used in operating activities of $14.1 million for the three months ended March 31, 2020, primarily consisted of the $7.0 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of

$4.8 million, the gain on change in fair value of the derivative liability of $0.7 million, and stock-based compensation expense of $0.4 million, plus a net unfavorable change in operating assets and liabilities of $2.3 million. The net unfavorable change in operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses, and other of $4.1 million and offset in part by a decrease in prepaid expenses, deferred costs, and other of $1.7 million.  The $4.1 million decrease in accounts payable, accrued expenses, and other was primarily due to the decrease of $1.4 million in accrued employee bonus compensation as a result of the payment of the 2019 related employee bonus compensation during the three months ended March 31, 2020 and the decrease in accounts payable of $2.0 million as of March 31, 2020.  The decrease in prepaid expense, deferred cost, and other of $1.7 million was primarily due to a $1.2 million decrease in prepaid research and development costs associated with drug product shipped during the period.

Net cash used in operating activities of $6.5 million for the three months ended March 31, 2019, primarily consisted of the $22.9 million net loss adjusted for non-cash charges that included the loss on change in fair value of the warrant liabilities of $6.5 million, the loss on change in fair value of the derivative liability of $3.4 million, and stock-based compensation expense of $0.5 million, plus a net favorable change in operating assets and liabilities of $5.0 million. The net favorable change in operating assets and liabilities was primarily due to a decrease in prepaid expenses, other assets, and deferred costs of $6.4 million, offset in part by a decrease in accounts payable and accrued expenses of $1.4 million.  The $6.4 million decrease in prepaid expenses, other assets, and deferred costs was primarily due to the cash receipt of $6.7 million received during the three months ended March 31, 2019 for the sale of a portion of our New Jersey NOLs.

Investing Activities

Net cash used in investing activities of $7.8 million for the three months ended March 31, 2020 consisted of purchases and maturities of short-term investments of $14.2 million and $6.5 million, respectively.

Net cash provided by investing activities of $6.6 million for the three months ended March 31, 2019 consisted of purchases and maturities of short-term investments of $18.0 million and $24.6 million, respectively.

Financing Activities

Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2020, consisted primarily of gross proceeds from common stock issued under our at-the-market facility of $0.2 million.

Net cash provided by financing activities of $1.4 million for the three months ended March 31, 2019, consisted of gross proceeds from common stock issued of $2.6 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.1 million.  Additionally, pursuant to the March 2018 note purchase agreement, we issued and sold to Puissance $16.0 million aggregate principal amount of our convertible senior notes, resulting in $14.7 million in net proceeds after deducting an advisory fee and other issuance costs, and we used the net proceeds to pay the remaining outstanding Solar term loan in full.  As part of the payment of the outstanding balance of the Solar term loan, we paid $0.8 million in debt extinguishment costs which comprised the remaining unamortized discount and issuance costs associated with the Solar term loan prior to repayment.

Future Funding Requirements

As disclosed in Note 1 to our unaudited condensed consolidated financial statements, to date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize ibrexafungerp. In addition, we expect to incur significant expenses in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We anticipate that we will need substantial additional funding in connection with our continuing future operations.

Based upon our existing operating plan, we believe that our existing cash and cash equivalents, short-term investments, and the sale of a portion of our New Jersey NOLs, may enable us to fund our operating requirements past a potential PDUFA date in mid-2021 for the treatment of VVC when we expect the FDA to complete the review of the NDA and potentially approve ibrexafungerp for the treatment of VVC.  However, we are continually evaluating our operating plan and assessing the optimal cash utilization for our ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015, June 2016, March 2018, March 2019, December 2019, and April 2020, as well as through our at-market-facility with Cantor, Common Stock Purchase Agreement with Aspire Capital and convertible notes with Puissance, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Our critical accounting policies, significant judgments, and estimates are described within Note 2 to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as Note 2 and Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2019, except that the impact of the COVID-19 pandemic could exacerbate the risks set forth in a number of the risk factors disclosed in the Annual Report, and except as follows:

Sales of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of our common stock acquired by Aspire Capital could cause the price of our common stock to decline.

We may issue and sell to Aspire Capital from time to time pursuant to the Common Stock Purchase Agreement an aggregate amount of up to $20.0 million of shares of common stock. It is anticipated that shares offered to Aspire Capital will be sold over a period of up to 30 months. The number of shares ultimately offered for sale to Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Common stock Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Common Stock Purchase Agreement may cause the trading price of our common stock to decline.

Aspire Capital may ultimately purchase all, some or none of the shares of common stock that, together with the 709,103 commitment shares. After Aspire Capital has acquired shares under the Common Stock Purchase Agreement, it may sell all, some or none of those shares. Sales to Aspire Capital by us pursuant to the Common Stock Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital in this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Aspire Capital and the Common Stock Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

We have a right to sell up to 250,000 purchase shares per day under our Common Stock Purchase Agreement with Aspire Capital, which total may be increased by mutual agreement up to an additional 2,000,000 purchase shares per day. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The aggregate number of shares that we can sell to Aspire Capital under the Common Stock Purchase Agreement may in no case exceed 19,565,470 shares of our common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the Common Stock Purchase Agreement), including the 709,103 commitment shares (the Exchange Cap), unless either (a) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply, or (b) the average purchase price of all shares sold under the Common Stock Purchase Agreement exceeds $0.8461; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.99% of our common stock.

Our business could be adversely affected by the COVID-19 outbreak, in regions where we or third parties on which we rely have significant concentrations of clinical trial sites, manufacturing facilities, or other business operations.

Our business could be adversely affected by the COVID-19 outbreak, in regions where we or third parties on which we rely have significant concentrations of clinical trial sites, manufacturing facilities, or other business operations. We have a significant number of clinical trial sites in countries that have been directly affected by COVID-19, and depend on manufacturing operations for various stages of our supply chain in countries affected by COVID-19.  The ultimate impact of the COVID-19 health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our activities dependent on regulatory authorities, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Global Market or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Global Market. We must satisfy the Nasdaq Stock Market’s (Nasdaq) continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company’s common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to us, advising that it has been afforded a

“compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.

On April 21, 2020, we received a letter from the Listing Qualifications Department staff (the “Staff”) of the Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the $1.00 per share minimum required for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1). Even though our common stock closed at $1.00 within the 30 consecutive day period, the highest closing bid price during the period was $0.995.  Nasdaq does not round to the nearest cent for purposes of determining whether the bid price requirement is met, and it determined that our common stock had not met the $1.00 closing bid price requirement during the 30-day period. The letter from Nasdaq has no immediate effect on the listing of our common stock on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) and the temporary relief in response to the COVID-19 pandemic effective April 16, 2020, we have 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance with the minimum bid price rule. If, at any time before December 28, 2020, the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide us written confirmation of compliance with the minimum bid price rule and the matter will be closed.

If we do not regain compliance by December 28, 2020, we may transfer from the Nasdaq Global Market to the Nasdaq Capital Market and may be eligible for an additional compliance period of 180 calendar days. To qualify for the additional compliance period, we would have to meet the continued listing requirement for market value of publicly held shares and all other requirements for initial listing on the Nasdaq Capital Market (except for the bid price requirement), and provide written notice to Nasdaq of our intention to cure the deficiency during the additional 180-day compliance period, by effecting a reverse stock split, if necessary. If we do not qualify for an additional compliance period, or if the Staff concludes that we will not be able to cure the deficiency, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel.  If our common stock is delisted from trading, it could have a material adverse effect on the price of our common stock.

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

4.2

Registration Rights Agreement, dated April 10, 2020, between SCYNEXIS, Inc. and Aspire Capital Fund, LLC (Filed with the SEC as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on April 13, 2020, SEC File No. 001-36365, and incorporated by reference here).

10.1

Common Stock Purchase Agreement, dated April 10, 2020, between SCYNEXIS, Inc. and Aspire Capital Fund, LLC (Filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 13, 2020, SEC File No. 001-36365, and incorporated by reference here).

10.2

Senior Convertible Note Purchase Agreement, dated as of April 9, 2020, among SCYNEXIS, Inc., as Issuer, Puissance Life Science Opportunities Fund IV, as the Investor, (including the form of Note attached thereto as Exhibit A) (Filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 9, 2020, SEC File No. 001-36365, and incorporated by reference here).

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

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2020

By:	/s/ Eric Francois
Eric Francois
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 11, 2020