Form 10-Q
period 2020-06-30
SCYNEXIS INC
filed 2020-08-10
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 1, 2020, there were 10,601,229 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$34,021	$41,920
Short-term investments	3,594	6,494
Prepaid expenses and other current assets	2,952	3,988
Total current assets	40,567	52,402
Other assets	812	812
Deferred offering costs	167	70
Restricted cash	273	273
Property and equipment, net	354	405
Operating lease right-of-use asset (See Note 7)	3,094	3,191
Total assets	$45,267	$57,153
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,853	$7,177
Accrued expenses	2,387	3,801
Warrant liability	33	—
Operating lease liability, current portion (See Note 7)	43	36
Total current liabilities	7,316	11,014
Warrant liabilities	10,034	18,396
Convertible debt and derivative liabilities (See Note 6)	18,254	11,522
Operating lease liability (See Note 7)	3,330	3,326
Total liabilities	38,934	44,258
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of June 30, 2020 and December 31, 2019; 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 10,478,927 and 9,741,372 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10	10
Additional paid-in capital	291,134	284,313
Accumulated deficit	(284,811)	(271,428)
Total stockholders’ equity	6,333	12,895
Total liabilities and stockholders’ equity	$45,267	$57,153

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$57	$—	$121
Operating expenses:
Research and development	8,469	8,474	18,335	18,158
Selling, general and administrative	3,357	2,779	5,966	5,021
Total operating expenses	11,826	11,253	24,301	23,179
Loss from operations	(11,826)	(11,196)	(24,301)	(23,058)
Other (income) expense:
Loss on extinguishment of debt	806	231	806	1,045
Amortization of debt issuance costs and discount	321	373	599	573
Interest income	(36)	(233)	(183)	(513)
Interest expense	319	209	529	574
Other income	(60)	—	(405)	—
Other expense	602	—	602	—
Warrant liabilities fair value adjustment	(3,560)	(2,049)	(8,329)	4,473
Derivative liabilities fair value adjustment	(693)	(1,324)	(1,393)	2,101
Total other (income) expense	(2,301)	(2,793)	(7,774)	8,253
Loss before taxes	(9,525)	(8,403)	(16,527)	(31,311)
Income tax benefit	(3,144)	—	(3,144)	—
Net loss	$(6,381)	$(8,403)	$(13,383)	$(31,311)
Net loss per share - basic and diluted	$(0.64)	$(1.58)	$(1.35)	$(6.10)
Weighted average common shares outstanding – basic and diluted	10,009,614	5,327,766	9,877,094	5,130,855

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,383)	$(31,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54	59
Stock-based compensation expense	821	938
Accretion of investments discount	(23)	(89)
Amortization of debt issuance costs and discount	599	573
Change in fair value of warrant liabilities	(8,329)	4,473
Change in fair value of derivative liabilities	(1,393)	2,101
Noncash operating lease expense for right-of-use asset	97	81
Loss on extinguishment of debt	806	1,045
Noncash consideration associated with common stock purchase agreement	602	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	1,069	6,504
Accounts payable, accrued expenses, and other	(3,833)	1,488
Deferred revenue	—	(121)
Net cash used in operating activities	(22,913)	(14,259)
Cash flows from investing activities:
Maturities of investments	17,142	43,202
Purchases of property and equipment	(4)	—
Purchases of investments	(14,235)	(26,585)
Net cash provided by investing activities	2,903	16,617
Cash flows from financing activities:
Proceeds from common stock issued	2,751	6,761
Payments of offering costs and underwriting discounts and commissions	(123)	(203)
Proceeds from common stock issuance under employee stock purchase plan	18	21
Repurchase of shares to satisfy tax withholdings	(73)	—
Proceeds from senior convertible notes	10,000	16,000
Payments of senior convertible notes issuance costs	(462)	(1,253)
Payment of loan payable expected to be refinanced	—	(15,973)
Net cash provided by financing activities	12,111	5,353
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,899)	7,711
Cash, cash equivalents, and restricted cash at beginning of period	42,193	11,767
Cash, cash equivalents, and restricted cash at end of period	$34,294	$19,478
Supplemental cash flow information:
Cash paid for interest	$420	$411
Cash received for interest	$173	$540
Noncash financing and investing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$3,365
Deferred offering costs reclassified to additional-paid-in capital	$—	$4
Common stock issued for settlement of senior convertible notes	$2,784	$2,984
Deferred offering and issuance costs included in accounts payable and accrued expenses	$106	$—
Common stock issued for Commitment Shares	$602	$—

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

The Company has incurred significant losses and negative cash flows from operations since its initial public offering in May 2014 and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of $284.8 million at June 30, 2020 and limited capital resources to fund ongoing operations. These capital resources primarily comprised cash and cash equivalents of $34.0 million and short-term investments of $3.6 million at June 30, 2020. The Company believes its existing cash and cash equivalents, and short-term investments may not be sufficient to enable it to meet its obligations and fund operations over the next twelve months without generating positive cash flows by raising additional capital from outside sources.  While the Company plans to continue to pursue its plan to launch products and generate positive cash flows from operations, as well as pursue sources of additional capital from outside sources, the Company's liquidity could be materially affected over this period by, among other things: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; or (4) any other unanticipated material negative events or costs.  These financial conditions raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan.

As noted in Note 8, the Company entered into a Common Stock Purchase Agreement with Aspire Capital, pursuant to which the Company has the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock through October 2022.  The number of shares issued would be determined based on the closing price of the Company’s common stock as of the date the Company elects to issue shares to Aspire Capital, however, the total number of shares the Company may issue to Aspire Capital under this agreement may not exceed 1,956,547 shares of our common stock (which is equal to approximately 19.99% of the Company’s total common stock outstanding on the date of the Common Stock Purchase Agreement) without obtaining shareholder approval prior to such issuances.  The Company has not sold any shares to Aspire Capital pursuant to this agreement as of June 30, 2020.

The accompanying unaudited interim condensed consolidated financial information has been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business.  The accompanying unaudited interim condensed consolidated financial information does not include any adjustments that might result from the outcome of this uncertainty.

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

•

a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $25.0 million of the Company's common stock that may be issued and sold under a Controlled Equity Offering Sales AgreementSM (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”).  Pursuant to the Sales Agreement, the Company may sell from time to time, at its option, up to an aggregate of $25.0 million of the Company’s common stock, through Cantor, as sales agent.  Pursuant to the Sales Agreement, sales of the common stock, if any, will be made under the Company’s effective Shelf Registration; and

•

a warrant prospectus covering the offering, issuance, and sale of the Company’s common stock issuable upon the exercise of warrants, consisting of (i) warrants to purchase 421,869 shares of the Company’s common stock at an exercise price of $30.00 per share originally issued by the Company on June 24, 2016, (ii) warrants to purchase 1,319,807 shares of the Company’s common stock at an exercise price of $18.50 per share originally issued by the Company on March 8, 2018, and (iii) warrants to purchase 798,810 shares of the Company’s common stock at an exercise price of $20.00 per share originally issued by the Company on March 8, 2018.  The warrants to purchase 1,319,807 shares of the Company’s common stock expired on March 14, 2019.  Upon full exercise for cash of the warrants covered by this warrant prospectus that were outstanding on June 30, 2020, the holders of the warrants would pay the Company an aggregate of approximately $28.6 million.  See Note 8 for further details.

The common stock that may be offered, issued and sold by the Company under the Sales Agreement is included in the $175.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the Sales Agreement with Cantor, any portion of the $25.0 million included in the Sales Agreement that is not sold pursuant to the Sales Agreement will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement.  As of June 30, 2020, approximately $124.8 million of securities registered under the base prospectus are available to be offered, issued and sold by the Company.

December 2019 Public Offering

On December 12, 2019, the Company completed a public offering (the "December 2019 Public Offering") of its common stock and warrants pursuant to the Company's effective Shelf Registration.  The Company sold an aggregate of 3,888,888 shares of the Company’s common stock and warrants to purchase up to an aggregate of 3,888,888 shares of the Company’s common stock at a public offering price of $9.00 per share and accompanying warrant.  Net proceeds from the December 2019 Public Offering were approximately $32.5 million, after deducting the underwriting discount and offering expenses.  In addition, the Company granted to the underwriters an option to purchase up to 583,333 additional shares of common stock and/or warrants to purchase up to an aggregate of an additional 583,333 shares of common stock, in each case at the public offering price, less underwriting discounts and commissions. The underwriters exercised their option to purchase 583,333 warrants in December 2019.  The option to purchase up to 583,333 additional shares of common stock was not exercised by the underwriters and the option expired in January 2020.  See Note 8 for further details.

April 2020 Note Purchase Agreement

In April 2020, the Company entered into a Senior Convertible Note Purchase Agreement (“April 2020 Note Purchase Agreement”) with Puissance Life Science Opportunities Fund VI (“Puissance”).  Pursuant to the April 2020 Note Purchase Agreement, on April 9, 2020, the Company issued and sold to Puissance $10.0 million aggregate principal amount of its 6.0% Senior Convertible Notes due 2026 (“April 2020 Notes”).  See Note 6 for details.

Common Stock Purchase Agreement

On April 10, 2020, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), pursuant to which the Company has the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock over the next 30 months, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.  See Note 8 for details.

New Jersey Technology Business Tax Certificate Transfer (NOL) Program

The New Jersey Technology Business Tax Certificate Transfer (NOL) program, administered by the New Jersey Economic Development Authority, enables approved biotechnology companies to sell their unused net operating losses (“NOLs”) and research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey up to a maximum lifetime benefit of $15 million per business.  For the three and six months ended June 30, 2020, the Company recognized a $3.1 million income tax benefit for the sale of a portion of the Company’s unused New Jersey NOLs and research and development credits.  As of June 30, 2020, the Company has received approximately $9.8 million under the program.

Reverse Stock Split

On July 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”), which became effective on Friday, July 17, 2020, (a) implementing a 1-for-10 reverse stock split of the Company’s common stock and (b) decreasing the number of authorized shares of the Company’s common stock from 250,000,000 shares to 100,000,000 shares.  On the effective date of July 17, 2020, the number of the Company’s issued and outstanding shares of common stock was decreased from 105,083,291 to 10,508,302 and the par value per common share remained unchanged.  No fractional shares were issued as a result of the reverse stock split.  Stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof.  All share and per share amounts presented in these unaudited condensed consolidated financial statements have been retroactively adjusted for the reverse stock split and certain items in the prior period financial statements have been revised to conform to the current presentation.

The reverse stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the reverse stock split, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans. In addition, the reverse stock split effected a reduction in the number of shares of common stock issuable upon the conversion of outstanding convertible notes or upon the exercise of stock options or warrants outstanding.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020.

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

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic net loss per common share for the three and six months ended June 30, 2020 and 2019 was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2020 and 2019, as the result would be anti-dilutive:

	Three and Six Months Ended June 30,
	2020	2019
Warrants to purchase common stock associated with Solar loan agreement	12,243	12,243
Warrants to purchase common stock associated with June 2016 public offering	421,867	421,867
Warrants to purchase common stock associated with March 2018 public offering – Series 2	798,810	798,810
Outstanding stock options	781,685	557,769
Outstanding restricted stock units	84,929	96,720
Common stock associated with March 2019 Notes	1,138,200	1,138,200
Common stock associated with April 2020 Notes	1,622,138	—
Warrants to purchase common stock associated with December 2019 Public Offering	4,472,205	—
Total	9,332,077	3,025,609

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820, Fair Value Measurement. ASU 2018-13 eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted ASU 2018-13 during the three and six months ended June 30, 2020 and as a result, included the required additional disclosures for its Level 3 fair value measurements in its unaudited condensed consolidated financial statements (see Note 10).  The Company did not identify any other material impacts of ASU 2018-13 on its unaudited condensed consolidated financial statements.

3.	Short-term Investments

The following table summarizes the held-to-maturity securities held at June 30, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2020
Commercial paper	$3,594	—	—	$3,594
Total short-term investments	$3,594	—	—	$3,594

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2019
U.S. government securities	$1,996	$15	$(14)	$1,997
Commercial paper	998	—	—	998
Overnight repurchase agreement	3,500	—	—	3,500
Total short-term investments	$6,494	$15	$(14)	$6,495

All held-to-maturity short-term investments at June 30, 2020 and December 31, 2019 will mature in less than one year.  The gross unrealized gains and losses for the Company’s commercial paper and overnight repurchase agreement are not significant.  The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.
4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid research and development services	$1,254	$3,043
Prepaid insurance	773	252
Other prepaid expenses	62	19
Other current assets	863	674
Total prepaid expenses and other current assets	$2,952	$3,988

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued research and development expenses	$654	$1,296
Accrued employee bonus compensation	759	1,798
Other accrued expenses	974	707
Total accrued expenses	$2,387	$3,801

6.	Borrowings

April 2020 Note Purchase Agreement

On April 9, 2020, the Company entered into the April 2020 Note Purchase Agreement with Puissance and issued and sold to Puissance $10.0 million aggregate principal amount of its April 2020 Notes, resulting in net proceeds of approximately $9.5 million after deducting $0.5 million for an advisory fee and other issuance costs  The April 2020 Notes were issued and sold for cash at a purchase price equal to 100% of their principal amount, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), due to the April 2020 Notes being issued to one financially sophisticated investor.

The April 2020 Notes will bear interest at a rate of 6.0% per annum, payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2020. The April 2020 Notes will mature on April 15, 2026, unless earlier converted, redeemed or repurchased.  The April 2020 Notes constitute general, senior unsecured obligations of the Company.

As of June 30, 2020, the Company’s April 2020 Notes consists of the convertible debt balance of $1.5 million, presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.1 million, and the bifurcated embedded conversion option derivative liability of $5.2 million.  In connection with the Company’s issuance of its April 2020 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $8.1 million as the interest make-whole provision is settled in shares of common stock.  Debt issuance costs of $0.4 million initially allocated to the derivative liability were written off upon issuance of the April 2020 Notes and were recognized in the loss on the fair value adjustment for the derivative liability for the three months ended June 30, 2020.  For each of the three and six months ended June 30, 2020, the Company recognized a gain of $1.3 million on the fair value adjustment for the derivative liability and recognized $0.1 million in amortization of debt issuance costs and discount for each of the three and six months ended June 30, 2020, related to the April 2020 Notes.

In June 2020, Puissance converted $2.0 million of the April 2020 Notes for 316,461 shares of common stock.  Upon conversion of the $2.0 million of the April 2020 Notes, the Company recognized a $0.8 million extinguishment loss which represents the difference between the total net carrying amount of the convertible debt and derivative liability of $2.0 million and the fair value of the consideration issued of $2.8 million.

The Company estimated the fair value of the convertible debt and derivative liability for the April 2020 Notes using a binomial lattice valuation model and Level 3 inputs. At June 30, 2020, the fair value of the April 2020 Notes is $9.6 million.

The holders of the April 2020 Notes may convert their April 2020 Notes at their option at any time prior to the close of business on the business day immediately preceding April 15, 2026 into shares of the Company’s common stock. The initial conversion rate is 111.1108 shares of common stock per $1,000 principal amount of the April 2020 Notes, which is equivalent to an initial conversion price of approximately $9.00 per share, and is subject to adjustment in certain events described in the April 2020 Note Purchase Agreement. Holders who convert may also be entitled to receive, under certain circumstances, an “interest make-whole payment” (as defined in the April 2020 Note Purchase Agreement) payable in shares of common stock. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its April 2020 Notes in connection with such a corporate event. Unless the Company seeks and receives stockholder approval, the number of shares that the Company may deliver in connection with a conversion of the April 2020 Notes, including those delivered in connection with an “interest make-whole payment” or a “make-whole fundamental change” (each as defined in the April 2020 Note Purchase Agreement), will not exceed a cap of 1,938,600 shares of common stock.

On or after April 15, 2023, the Company has the right, at its election, to redeem all or any portion of the April 2020 Notes not previously converted if the last reported sale price per share of common stock exceeds 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. The redemption price will be 100% of the principal amount of the April 2020 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If a “fundamental change” (as defined in the April 2020 Note Purchase Agreement) occurs, then, subject to certain exceptions, the Company must offer to repurchase the April 2020 Notes for cash at a repurchase price of 100% of the principal amount of the April 2020 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

March 2019 Note Purchase Agreement

On March 7, 2019, the Company entered into a Senior Convertible Note Purchase Agreement (the “March 2019 Note Purchase Agreement”) with Puissance.  Pursuant to the March 2019 Note Purchase Agreement, on March 7, 2019, the Company issued and sold to Puissance $16.0 million aggregate principal amount of its 6.0% Senior Convertible Notes due 2025 (“March 2019 Notes”), resulting in $14.7 million in net proceeds after deducting $1.3 million for an advisory fee and other issuance costs.  The Company used the net proceeds to pay the remaining outstanding Solar term loan in full and recorded a loss on debt extinguishment of $0.8 million during the three months ended March 31, 2019.  The loss on debt extinguishment of $0.8 million for the three months ended March 31, 2019 was recognized as the difference between the reacquisition price of the outstanding Solar debt of $15.9 million and the $15.1 million net carrying value of the Solar debt obligation prior to repayment.

As of June 30, 2020, the Company’s March 2019 Notes consists of the convertible debt balance of $8.9 million, presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.5 million, and the bifurcated embedded conversion option derivative liability of $2.7 million.  In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the

Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock.  Debt issuance costs of $0.6 million initially allocated to the derivative liability were written off upon issuance of the March 2019 Notes and were recognized in the loss on the fair value adjustment for the derivative liability for the three months ended March 31, 2019.  For the three months ended June 30, 2020 and 2019, the Company recognized a loss of $0.2 million and a gain of $1.3 million, respectively, on the fair value adjustment for the derivative liability.  For the six months ended June 30, 2020 and 2019, the Company recognized a $0.5 million gain and a $2.1 million loss, respectively, on the fair value adjustment for the derivative liability.  The Company recognized $0.2 million and $0.4 million in amortization of debt issuance costs and discount for the three months ended June 30, 2020 and 2019, respectively, related to the March 2019 Notes.  For each of the six months ended June 30, 2020 and 2019, the Company recognized $0.5 million in amortization of debt issuance costs and discount.

In April 2019, Puissance converted $2.0 million of the March 2019 Notes for 162,600 shares of common stock.  Upon conversion of the $2.0 million of the March 2019 Notes, the Company recognized a $0.2 million extinguishment loss which represents the difference between the total net carrying amount of the convertible debt and derivative liability of $2.8 million and the fair value of the consideration issued of $3.0 million.

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At June 30, 2020, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $11.2 million.

The March 2019 Notes were issued and sold for cash at a purchase price equal to 100% of their principal amount, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), due to the March 2019 Notes being issued to one financially sophisticated investor. The March 2019 Notes bear interest at a rate of 6.0% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2019. The March 2019 Notes will mature on March 15, 2025, unless earlier converted, redeemed or repurchased. The March 2019 Notes constitute general, senior unsecured obligations of the Company.

The holder of the March 2019 Notes may convert their March 2019 Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 into shares of the Company’s common stock. The initial conversion rate is 73.9096 shares of common stock per $1,000 principal amount of March 2019 Notes, which is equivalent to an initial conversion price of approximately $13.53 and is subject to adjustment in certain events described in the March 2019 Note Purchase Agreement. The Holder upon conversion may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate if the holder elects to convert its March 2019 Notes in connection with such a corporate event. Subject to adjustment in the conversion rate, the number of shares that the Company may deliver in connection with a conversion of the March 2019 Notes, including those delivered in connection with an interest make-whole payment, will not exceed a cap of 81 shares of common stock per $1,000 principal amount of the March 2019 Notes.

On or after March 15, 2022, the Company has the right, at its election, to redeem all or any portion of the March 2019 Notes not previously converted if the last reported sale price per share of common stock exceeds 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. The redemption price will be 100% of the principal amount of the March 2019 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  If a “fundamental change” (as defined in the March 2019 Note Purchase Agreement) occurs, then, subject to certain exceptions, the Company must offer to repurchase the March 2019 Notes for cash at a repurchase price of 100% of the principal amount of the March 2019 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Solar Loan Agreement

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

Leases

On March 1, 2018, the Company entered into a long-term lease agreement for approximately 19,275 square feet of office space in Jersey City, New Jersey, that the Company identified as an operating lease under ASC 842 (the “Lease”). The lease term is eleven years from August 1, 2018, the commencement date, with total lease payments of $7.3 million over the lease term. The Company has the option to renew for two consecutive five-year periods from the end of the first term and the Company is not reasonably certain that the option to renew the Lease will be exercised. Under the Lease, the Company furnished a security deposit in the form of a standby letter of credit in the amount of $0.3 million, which was reduced by fifty-five thousand dollars on the first anniversary of the commencement date.  The security deposit will continue to be reduced by fifty-five thousand dollars every two years on the commencement date anniversary for eight years. The security deposit is classified as restricted cash in the accompanying unaudited condensed consolidated balance sheets.

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

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost	$166	$332
Variable lease cost	6	27
Total operating lease expense	$172	$359

Cash paid for amounts included in the measurement of operating lease liability	$56	$223

		June 30, 2020
Remaining Lease term (years)		9.09
Discount rate		15%

  Future minimum lease payments for the Lease as of June 30, 2020 are as follows (in thousands):

June 30, 2020
2020	$284
2021	517
2022	527
2023	715
2024	730
Thereafter	3,533
Total	$6,306

The presentation of the operating lease liability and right-of-use asset as of June 30, 2020 are as follows (in thousands):

June 30, 2020
Present value of future minimum lease payments	$3,373

Operating lease liability, current portion	$43
Operating lease liability, long-term portion	3,330
Total operating lease liability	$3,373

Difference between future minimum lease payments and discounted cash flows	$2,933

Operating lease right-of-use asset	$3,094

License Arrangement with Potential Future Expenditures

As of June 30, 2020, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. Ibrexafungerp is the Company’s lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalty percentages are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the “Deferred Milestone”). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, the Company entered into second and third amendments, respectively, to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019.  The milestone payment was recognized in the unaudited condensed consolidated statement of operations in research and development expense for the six months ended June 30, 2020 and is included in cash used in operating activities on the statement of cash flows.

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

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 100,000,000 shares as of June 30, 2020, and December 31, 2019; 10,478,927 and 9,741,372 shares were issued and outstanding at June 30, 2020, and December 31, 2019, respectively.

On July 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation  (the “Amendment”), which became effective on Friday, July 17, 2020, (a) implementing a 1-for-10 reverse stock split of the Company’s common stock and (b) decreasing the number of authorized shares of the Company’s common stock from 250,000,000 shares to 100,000,000 shares.

The reverse stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the reverse stock split, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans. In addition, the reverse stock split effected a reduction in the number of shares of common stock issuable upon the conversion of outstanding convertible notes or upon the exercise of stock options or warrants outstanding. No fractional shares will be issued as a result of the reverse stock split.

  The following table summarizes common stock share activity for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30, 2020
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2020	9,787,604	$10	$284,875	$(278,430)	$6,455
Net loss	—	—	—	(6,381)	(6,381)
Stock-based compensation expense	—	—	410	—	410
Common stock issued for exercise of stock options	151	—	—	—	—
Common stock issued, net of expenses	303,038	—	2,463	—	2,463
Common stock issued for conversion of April 2020 Notes	316,461	—	2,784	—	2,784
Common stock issued for Commitment Shares	70,910	—	602	—	602
Common stock issued for vested restricted stock units	762	—	—	—	—
Balance, June 30, 2020	10,478,927	$10	$291,134	$(284,811)	$6,333

	Six Months Ended June 30, 2020
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2019	9,741,372	$10	$284,313	$(271,428)	$12,895
Net loss	—	—	—	(13,383)	(13,383)
Stock-based compensation expense	—	—	821	—	821
Common stock issued through employee stock purchase and stock option plans	2,368	—	18	—	18
Common stock issued, net of expenses	331,565	—	2,669	—	2,669
Common stock issued for conversion of April 2020 Notes	316,461	—	2,784	—	2,784
Common stock issued for Commitment Shares	70,910	—	602	—	602
Common stock issued for vested restricted stock units	16,250	—	(73)	—	(73)
Balance, June 30, 2020	10,478,927	$10	$291,134	$(284,811)	$6,333

	Three Months Ended June 30, 2019
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2019	5,023,242	$5	$251,951	$(240,626)	$11,330
Net loss	—	—	—	(8,403)	(8,403)
Stock-based compensation expense	—	—	446	—	446
Common stock issued, net of expenses	266,090	—	4,046	—	4,046
Common stock issued for conversion of March 2019 Notes	162,600	—	2,984	—	2,984
Common stock issued for vested restricted stock units	79	—	(1)	—	(1)
Balance, June 30, 2019	5,452,011	$5	$259,426	$(249,029)	$10,402

	Six Months Ended June 30, 2019
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2018	4,797,198	$5	$248,938	$(217,718)	$31,225
Net loss	—	—	—	(31,311)	(31,311)
Stock-based compensation expense	—	—	938	—	938
Common stock issued through employee stock purchase plan	1,926	—	21	—	21
Common stock issued, net of expenses	488,747	—	6,556	—	6,556
Common stock issued for conversion of March 2019 Notes	162,600	—	2,984	—	2,984
Common stock issued for vested restricted stock units	1,540	—	(11)	—	(11)
Balance, June 30, 2019	5,452,011	$5	$259,426	$(249,029)	$10,402

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2020	December 31, 2019
Outstanding stock options	781,685	526,070
Outstanding restricted stock units	84,929	96,637
Warrants to purchase common stock associated with June 2016 Public Offering	421,867	421,867
Warrants to purchase common stock associated with March 2018 Public Offering – Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2019 Public Offering	4,472,205	4,472,205
Option to purchase common stock associated with December 2019 Public Offering	—	583,333
Warrants to purchase common stock associated with Solar loan agreement	12,243	12,243
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance for the conversion of the April 2020 Notes	1,622,138	—
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	194,629	55,478
For possible future issuance under Employee Stock Purchase Plan	8,179	7,423
For possible future issuance under 2015 Inducement Award Plan (Note 9)	14,050	31,550
Total common shares reserved for future issuance	9,548,935	8,143,816

Common Stock Purchase Agreement

On April 10, 2020, the Company entered into the Common Stock Purchase Agreement with Aspire Capital pursuant to which the Company has the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock over the next 30 months, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.  The aggregate number of shares that we can sell to Aspire Capital under the Common Stock Purchase Agreement may in no case exceed 1,956,547 shares of our common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the Common Stock Purchase Agreement), including the 70,910 commitment shares (the Exchange Cap), unless either (a) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply, or (b) the average purchase price of all shares sold under the Common Stock Purchase Agreement exceeds $8.461; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.99% of our common stock.

Under the Common Stock Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 25,000 shares of Common Stock per business day, up to $20.0 million of common stock in the aggregate at a per share price (the “Purchase Price”) equal to the lesser of:

•	the lowest sale price of Common Stock on the purchase date; or
•	the arithmetic average of the three (3) lowest closing sale prices for Common Stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date.

The Company and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 200,000 shares per business day.

In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount equal to at least 25,000 shares, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine.  The purchase price per share pursuant to such VWAP Purchase Notice is generally the lessor of (i) the closing sale price on the VWAP Purchase Date, or (ii) 97% of the volume-weighted average price for common stock traded on its principal market on the VWAP Purchase Date.

The Purchase Price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. The Company may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Common Stock Purchase Agreement, so long as the most recent purchase has been completed.

The Common Stock Purchase Agreement provides that the Company and Aspire Capital shall not effect any sales under the Common Stock Purchase Agreement on any purchase date where the closing sale price of common stock is less than $0.25.  There are no trading volume requirements or restrictions under the Common Stock Purchase Agreement, and the Company will control the timing and amount of sales of common stock to Aspire Capital.  Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Common Stock Purchase Agreement.  There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Common Stock Purchase Agreement.  In consideration for entering into the Common Stock Purchase Agreement, concurrently with the execution of the Common Stock Purchase Agreement, the Company issued to Aspire Capital 70,910 shares of common stock (the “Commitment Shares”).  The fair value of the Commitment Shares of $0.6 million was recognized in other expense in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2020.  The Common Stock Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of common stock during any time prior to the termination of the Common Stock Purchase Agreement. Any proceeds that the Company receives under the Common Stock Purchase Agreement are expected to be used for general corporate purposes, including working capital.

Convertible Debt and Derivative Liabilities

In connection with the Company’s issuances of its April 2020 Notes and March 2019 Notes, the Company bifurcated the embedded conversion options, inclusive of the interest make-whole provisions and make-whole fundamental change provisions, and recorded the embedded conversion options as long-term derivative liabilities in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging.  The convertible debt and derivative liabilities associated with the April 2020 Notes and March 2019 Notes are presented in total on the accompanying unaudited condensed consolidated balance sheets as the convertible debt and derivative liabilities.  The derivative liabilities will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense.  For the three months ended June 30, 2020 and 2019, the Company recorded gains of $0.7 million and $1.3 million due to the change in fair value of the derivative liabilities.  For the six months ended June 30, 2020 and 2019, the Company recorded a gain of $1.4 million and a loss of $2.1 million, respectively.

Warrants Associated with June 2016, March 2018, and December 2019 Public Offerings

The outstanding warrants associated with the June 2016, March 2018, and December 2019 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations.  During the three months ended June 30, 2020 and 2019, the Company recorded gains of $3.6 million and $2.0 million, respectively, due to the change in fair value of the warrant liabilities.   During the six months ended June 30, 2020 and 2019, the Company recorded a gain of $8.3 million and a loss of $4.5 million, respectively.  As of June 30, 2020, the fair value of the warrant liabilities was $10.1 million.

Warrant Associated with Solar Loan Agreement

On the closing date of the Company’s previous loan agreement with Solar, pursuant to the loan agreement the Company issued to Solar the warrant to purchase an aggregate of up to 12,243 shares of the Company’s common stock at an exercise price of $36.754 per share. The warrant will expire five years from the date of the grant. The warrant was classified as equity and recorded at its relative fair value at issuance in the stockholders’ equity section of the balance sheet.
9.	Stock-based Compensation

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan (“2014 Plan”), on January 1, 2020 and 2019, the Company automatically added 389,654 and 191,887 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of June 30, 2020, there were 194,629 shares of common stock available for future issuance under the 2014 Plan.

As of June 30, 2020, there were 14,050 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”).  During the six months ended June 30, 2020 and 2019, there were 17,500 and 11,500 granted options of the Company’s common stock under the 2015 Plan, respectively.

The activity for the Company’s 2009 Stock Option Plan, 2014 Plan, and 2015 Plan, for the six months ended June 30, 2020, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2019	526,070	$30.55	7.62	$60
Granted	278,537	$8.59
Exercised	(166)	$8.60
Forfeited/Cancelled	(22,756)	$20.66
Outstanding — June 30, 2020	781,685	$23.01	7.60	$21
Exercisable — June 30, 2020	385,059	$35.22	6.42	$19
Vested or expected to vest — June 30, 2020	781,685	$23.01	7.60	$21

Restricted stock unit (“RSU”) activity under the 2014 Plan and 2015 Plan for the six months ended June 30, 2020, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2019	96,637	$14.18
Granted	25,695	$8.63
Vested	(23,926)	$14.56
Forfeited/Cancelled	(13,477)	$12.63
Non-vested at June 30, 2020	84,929	$12.65

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

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2014 Plan and the 2015 Plan was $0.4 million for both the three months ended June 30, 2020 and 2019, and $0.8 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.  The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for each of the three and six months ended June 30, 2020 and 2019.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$128	$165	$264	$323
Selling, general and administrative	283	281	557	615
Total	$411	$446	$821	$938

10.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of June 30, 2020 and December 31, 2019 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Cash	$247	$247	—	—
Restricted cash	273	273	—	—
Money market funds	33,774	33,774	—	—
Total assets	$34,294	$34,294	—	—

Warrant liabilities	$10,067	—	—	$10,067
Derivative liabilities	7,896	—	—	7,896
Total liabilities	$17,963	—	—	$17,963

December 31, 2019
Cash	$23	$23	—	—
Restricted cash	273	273	—	—
Money market funds	41,897	41,897	—	—
Total assets	$42,193	$42,193	—	—

Warrant liabilities	$18,396	—	—	$18,396
Derivative liability	3,192	—	—	3,192
Total liabilities	$21,588	—	—	$21,588

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.  The unobservable input for all of the Level 3 warrant liabilities includes volatility.  The historical volatility of the Company, using its closing common stock prices, is utilized to reflect future volatility over the expected term of the warrants.  At June 30, 2020, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 69.1% to 76.4% and 74.0%, respectively.  Additionally, the expected term associated with the December 2019 Public Offering warrants is an unobservable unit given that the expiration of the warrants is the earlier of (i) such date that is six months after the Company publicly announces the approval from the U.S. Food and Drug Administration for ibrexafungerp for the treatment of vulvovaginal candidiasis and (ii) June 12, 2023.  The Company utilized a probability assessment to estimate the likelihood of occurrence for the two potential expiration dates and allocated the probability of occurrence percentage to the fair values calculated based on the two potential expected terms.  The weighted average expected term is 1.9 years as of June 30, 2020 for the December 2019 Public Offering warrants with a range of 1.4 to 3.0 years.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates.  This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, historical volatility, credit rating, market credit spread, and estimated effective yield.  The unobservable inputs associated with the Level 3 derivative liabilities are adjusted equity volatility, market credit spread, and estimated yield.  As of June 30, 2020, these inputs were 55.4%, 1,864 basis points, and 19.0%, respectively.  The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method.  The discount for lack of marketability, 6.13% as of June 30, 2020, is applied to the value of the March 2019 Notes.  The residual difference represents the fair value of the embedded derivative liabilities and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2019	$18,396
Gain adjustment to fair value	(8,329)
Balance – June 30, 2020	$10,067

Derivative Liabilities
Balance – December 31, 2019	$3,192
Bifurcated embedded conversion option associated with April 2020 Notes	8,110
Adjustment for partial conversion of April 2020 Notes	(1,612)
Gain adjustment to fair value	(1,794)
Balance – June 30, 2020	$7,896

11.	Subsequent Events

On July 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation  (the “Amendment”), which became effective on Friday, July 17, 2020, (a) implementing a 1-for-10 reverse stock split of the Company’s common stock and (b) decreasing the number of authorized shares of the Company’s common stock from 250,000,000 shares to 100,000,000 shares.  On the effective date of July 17, 2020, the number of the Company’s issued and outstanding shares of common stock was decreased from 105,083,291 to 10,508,302 and the par value per common share remained unchanged.  All share and per share amounts presented in these unaudited condensed consolidated financial statements have been retroactively adjusted for the reverse stock split and certain items in the prior period financial statements have been revised to conform to the current presentation.

The reverse stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the reverse stock split, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans. In addition, the reverse stock split effected a reduction in the number of shares of common stock issuable upon the conversion of outstanding convertible notes or upon the exercise of stock options or warrants outstanding. No fractional shares were issued as a result of the reverse stock split.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.

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

Ibrexafungerp, the first representative of a novel class of antifungal agents called triterpenoids and designated by the suffix “-fungerp”, is a structurally distinct glucan synthase inhibitor that has shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple in vitro and in vivo studies. The U.S. Food and Drug Administration (FDA) has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for the formulations of ibrexafungerp for the indications of vulvovaginal candidiasis (VVC) (including prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications. These designations may provide us with additional market exclusivity and expedited regulatory paths.

Ibrexafungerp Update

Ibrexafungerp achieved superiority over placebo with a high degree of statistical significance on key study endpoints required for regulatory approval for the treatment of VVC in both VANISH pivotal trials.  The two VANISH studies are among the first placebo-controlled trials of an antifungal agent in VVC.  The results of these studies provide evidence of ibrexafungerp’s robust and clinically meaningful efficacy with no safety signals identified. Below are the top-line efficacy results of the VANISH pivotal trials:

	VANISH-306		VANISH-303
(mITT)	'IBX 300mg BID (n=188) (%)	'Placebo (n=84) (%)	'IBX 300mg BID (n=188) (%)	'Placebo (n=98) (%)
Primary Endpoint
Clinical Cure (0 S&S) at Day 10	63.3*	44.0*	50.5**	28.6**
Secondary Endpoints
Mycological Eradication at Day 10	58.5**	29.8**	49.5**	19.4**
Clinical Improvement (S&S ≤1) at Day 10	72.3*	54.8*	64.4**	36.7**
Complete Symptom Resolution at Day-25 Follow Up	73.9**	52.4**	59.6*	44.9**
* p value ≤ 0.01 ** p value ≤ 0.001

We believe ibrexafungerp has the potential to address vaginal yeast infections across a broad range of patients and could be an ideal treatment option for the many patients for whom current treatment options are suboptimal.  With over six million women experiencing a yeast infection each year in the U.S., VVC is an under-appreciated, under-reported, and under-served women’s health condition. There are over 15.4 million prescriptions written for VVC in the U.S. annually, all of which belong to a single drug class, the azoles.  There has been no new oral treatment for VVC in over 25 years, and we believe health care providers are eager for a novel alternative to treat their patients.

Ibrexafungerp, if approved, would be the first and only oral, non-azole treatment for vaginal yeast infections. We believe that ibrexafungerp’s unique combination of features, including being from a novel class with a different mechanism of action, oral dosing, broad spectrum, and fungicidal activity in all Candida species (albicans and non-albicans) including fluconazole resistant strains, will differentiate it from competing products.

In both VANISH pivotal trials, oral ibrexafungerp was generally well-tolerated. Severe and serious adverse events (AEs and SAEs) were rare and there were no drug-related SAEs.  The majority of treatment-emergent AEs (TEAEs) observed at a higher frequency in the ibrexafungerp groups were gastrointestinal in nature, with the three most common GI events being diarrhea/loose stool, nausea and abdominal pain.  These events were predominantly regarded as mild, of short duration and did not lead to discontinuation, confirming the favorable tolerability profile of the single-day 600mg dose regimen of oral ibrexafungerp.  Below is a summary of the higher frequency TEAEs of the VANISH pivotal trials:

	VANISH-306		VANISH-303
	IBX 300mg BID (n=298) (%)	Placebo (n=151) (%)	IBX 300mg BID (n=247) (%)	Placebo (n=124) (%)
Treatment-Emergent Adverse Events
Diarrhea/Loose stool	9.4	0.7	25.5	6.5
Nausea	8.4	2.6	16.2	5.6
Abdominal Pain	2.7	1.3	6.9	2.4

The combined safety database of the VANISH and DOVE programs in VVC patients now includes more than 850 enrolled patients, with 575 treated with the one-day 600mg dose regimen of ibrexafungerp. The overall incidence of the most common GI events for ibrexafungerp-treated patients in the total database was 16.7% for diarrhea/loose stool, 11.8% for nausea and 4.5% for abdominal pain, supporting the favorable safety and tolerability profile of ibrexafungerp.

We recently announced the successful completion of pre-NDA meetings with the U.S. Food and Drug Administration (FDA) on ibrexafungerp for the treatment of VVC.  The purpose of the meetings was to discuss and confirm the clinical, non-clinical and chemistry, manufacturing and controls (CMC) requirements for our proposed NDA submission and ensure that all elements of submission are met. Ahead of the meetings, we submitted a pre-NDA briefing document to the FDA that outlined our preliminary data package, including clinical safety and efficacy, non-clinical results, CMC and other regulatory elements. Based on FDA feedback, we believe our regulatory package will be sufficient to support a submission of ibrexafungerp for the treatment of VVC.  We plan to submit our NDA in the fourth quarter of this year.

Enrollment is ongoing in the CANDLE study, a Phase 3, multi-center, randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral ibrexafungerp compared to placebo for the prevention of recurrent VVC, for which there is no approved therapy in the U.S.  Pending successful completion of this trial, we anticipate top-line data and the submission of a supplemental NDA for the prevention of recurrent VVC in the second half of 2021.

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

We continue to educate the scientific community about ibrexafungerp’s clinical potential against a number of pathogens.  In July 2020, we held an investor event featuring two Key Opinion Leaders (KOLs), Barbara Dehn, a nurse practitioner who specializes in women’s health, and Caroline Mitchell, M.D., an Associate Professor, Obstetrics, Gynecology and Reproductive Biology and Director, Vulvovaginal Disorders Program at Massachusetts General Hospital. The two KOL’s provided insight into the patient experience, the current VVC treatment landscape and unmet need, and the management team provided an overview of the commercial opportunity in this indication. In July 2020, we presented data from an interim analysis of the Phase 3 FURI trial in patients with fungal infections that are refractory or resistant to standard of care as well as data from three preclinical studies demonstrating ibrexafungerp’s broad-spectrum antifungal activity at the American Society for Microbiology (ASM) Microbe Conference. In June 2020, we also presented at the BIO Digital International Convention and provided an overview of our progress towards transitioning to a fully integrated commercial-stage organization and ibrexafungerp’s clinical potential.

Impact of COVID-19 Pandemic on Our Business

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020.  The full extent of the future impacts of COVID-19 on our operations is uncertain and a prolonged outbreak could have an adverse effect on our business.

We expect to submit our NDA for the treatment of VVC with the FDA in the fourth quarter of this year and we are not aware of any critical submission activities that have been adversely affected by COVID-19.  We continue to see enrollment across our ongoing studies, and continue to anticipate submitting a supplemental NDA for the prevention of recurrent VVC in the second half of 2021 and to provide top-line data of the SCYNERGIA study in the first half of 2021.  We have observed that the pandemic has resulted in some delays to some of these clinical studies, particularly in initiating new investigational sites due to the diversion of their resources away from necessary start-up activities, and by limiting the ability of investigational sites to conduct all activities associated with our ongoing studies. For example, the circumstances can hinder the investigational sites’ ability to screen patients for enrollment. We are collaborating with our investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance.

With respect to manufacturing and supply, we currently have sufficient drug supply for our ongoing clinical studies and do not foresee any delays in procuring the necessary registration batches for our NDA submission. Our third-party contract manufacturers continue to operate at or near normal levels and, at this time and subject to further COVID-19 implications, we do not anticipate any disruptions to our drug supply chain.  Additionally, our employees have been transitioned to a work-from-home policy and this has not had any material impact on our internal operating abilities.

The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments.  Any potential delays in clinical studies as a result of the impact of COVID-19, particularly on our CANDLE study, could result in the recognition of research and development expense for these studies in periods later than originally anticipated and could potentially further extend our cash runway.  As of June 30, 2020, we had $37.6 million in cash, cash equivalents, and short-term investments, and we may utilize our at-the-market facility entered into on August 31, 2018 with Cantor Fitzgerald & Co. (Cantor) and common stock purchase agreement entered into on April 10, 2020 with Aspire Capital in order to provide additional liquidity.  We will require additional capital to commercialize ibrexafungerp for the treatment of women with VVC and our ability to acquire this necessary capital may be negatively impacted by the economic environment if the pandemic is prolonged.

The ultimate impact of the COVID-19 health pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business, our clinical trials, our activities dependent on regulatory authorities, healthcare systems or the global economy as a whole. We will continue to monitor the COVID-19 situation closely.

Corporate Update

In July 2020, we implemented a 1-for-10 reverse stock split of our common stock and decreased the number of authorized shares of our common stock from 250,000,000 shares to 100,000,000 shares.  The par value per common share remained unchanged.

On April 21, 2020, we received a letter from the Listing Qualifications Department (Staff) of the Nasdaq Stock Market (Nasdaq) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the $1.00 per share minimum required for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1).  On August 3, 2020, we received a letter from the Staff notifying us that Staff has determined that for the last 10 consecutive business days, from July 17, 2020 to July 31, 2020, the closing bid price of our common stock has been at $1.00 per share or greater and that, accordingly, we have regained compliance with Listing Rule 5450(a)(1) and this matter is now closed.

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, and December 2019.  As of June 30, 2020, we had received an aggregate of $173.7 million in net proceeds from the issuance of our common stock and warrants in these four offerings.  Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $37.6 million as of June 30, 2020.  In addition, during the six months ended June 30, 2020, we received net proceeds of $2.7 million under our at-the-market facility and we received a cash receipt of $3.1 million from a third party for the sale of a portion of our unused New Jersey Net Operating Losses (NOLs) and research and development credits.  Our principal source of liquidity is cash and cash equivalents and short-term investments, which totaled $37.6 million as of June 30, 2020, and availability to issue up to $8.9 million of our common stock remaining under our at-the-market facility and up to $20 million of our common stock under our common stock purchase agreement with Aspire Capital.

We have incurred net losses since our inception, including the year ended December 31, 2019, and the three and six months ended June 30, 2020.  As of June 30, 2020, our accumulated deficit was $284.8 million. We anticipate that we will continue to incur losses for at least the next several years.  We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy, but that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program.  Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations, and that our selling, general and administrative expenses will increase to support a potential commercial launch for the VVC indication and our ongoing operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registration, including the related at-the-market facility with Cantor and the common stock purchase agreement with Aspire Capital.

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

Other Expense (Income)

All of our other expense (income) recognized in the three and six months ended June 30, 2020 and 2019, consists of amortization of debt issuance costs and discount, interest income, interest expense, other income, other expense, the warrant liabilities fair value adjustment, the derivative liabilities fair value adjustment, and the expense recognized for the extinguishment of debt.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	Period-to-Period Change
Revenue	$—	$57	$(57)	(100.0)%
Operating expenses:
Research and development	8,469	8,474	(5)	(0.1)%
Selling, general and administrative	3,357	2,779	578	20.8%
Total operating expenses	11,826	11,253	573	5.1%
Loss from operations	(11,826)	(11,196)	(630)	5.6%
Other (income) expense:
Loss on extinguishment of debt	806	231	575	248.9%
Amortization of debt issuance costs and discount	321	373	(52)	(13.9)%
Interest income	(36)	(233)	197	(84.5)%
Interest expense	319	209	110	52.6%
Other income	(60)	—	(60)	—%
Other expense	602	—	602	—%
Warrant liabilities fair value adjustment	(3,560)	(2,049)	(1,511)	73.7%
Derivative liabilities fair value adjustment	(693)	(1,324)	631	(47.7)%
Total other (income) expense:	(2,301)	(2,793)	492	(17.6)%
Loss before taxes	(9,525)	(8,403)	(1,122)	13.4%
Income tax benefit	(3,144)	—	(3,144)	—%
Net loss	$(6,381)	$(8,403)	$2,022	(24.1)%

Revenue. For the three months ended June 30, 2019, revenue consisted of the amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm and was fully amortized in 2019.

Research and Development. For the three months ended June 30, 2020, research and development expenses was comparable with the research and development expenses for the three months ended June 30, 2019.  During the three months ended June 30, 2020, we incurred an increase of $0.5 million in chemistry, manufacturing, and controls (CMC) costs, an increase of $0.3 million in regulatory expense, and a net increase in other research and development expenses of $0.6 million, partially offset by a decrease of $1.4 million in clinical development costs.

The $0.5 million increase in CMC for the three months ended June 30, 2020, was primarily driven by increased costs associated with the development and manufacture of drug product for ongoing and planned clinical studies as well as the registration batches necessary for NDA submission for the VVC indication.  The $1.4 million decrease in clinical development expense for the three months ended June 30, 2020, was primarily driven by a decrease of $2.7 million in expense associated with the VANISH Phase 3 VVC program that was substantially complete at the beginning of the current quarter.  The $2.7 million decrease was offset in part by an increase of $0.7 million in expense associated with the CANDLE Phase 3 study, an increase of $0.1 million in both the FURI and SCYNERGIA studies, and an increase of $0.4 million in expense associated with certain Phase 1 studies for the treatment of VVC NDA submission.

Selling, General & Administrative. For the three months ended June 30, 2020, selling, general and administrative expenses increased to $3.4 million from $2.8 million for the three months ended June 30, 2019. The increase of $0.6 million, or 21%, for the three months ended June 30, 2020 was primarily driven by a $0.3 million increase in professional fees and commercial related expenses recognized during the three months ended June 30, 2020.

Loss on Debt Extinguishment.  For the three months ended June 30, 2020 and 2019, we recognized a $0.8 million loss and a $0.2 million loss, respectively, on debt extinguishment associated with the conversion of a portion of our convertible notes in both periods.

Amortization of Debt Issuance Costs and Discount. During the three months ended June 30, 2020 and 2019, we recognized $0.3 million and $0.4 million in amortization of debt issuance costs and discount, respectively.  The 2020 and 2019 debt issuance costs and discount for both April 2020 Notes and March 2019 Notes primarily consisted of an allocated portion of advisory fees and other issuance costs.

Interest Income. During the three months ended June 30, 2019, we recognized $0.2 million in interest income associated with our short-term investments.

Interest Expense. For the three months ended June 30, 2020 and 2019, we recognized $0.3 million and $0.2 million, respectively, in interest expense.  The interest expense recognized in both periods is associated with the April 2020 Notes and March 2019 Notes.

Other Income. For the three months ended June 30, 2020, we recognized $0.1 million in other income associated with realized gains on foreign currency transactions.

Other Expense.  For the three months ended June 30, 2020, we recognized $0.6 million in expense associated with the non-cash consideration associated with the Common Stock Purchase Agreement (Common Stock Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) entered into in April 2020.

Warrant Liabilities Fair Value Adjustment.  For the three months ended June 30, 2020, we recognized a gain of $3.6 million in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.  For the three months ended June 30, 2019, we recognized a $2.0 million gain in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.

Derivative Liabilities Fair Value Adjustment.  For the three months ended June 30, 2020, we recognized a gain of $0.7 million in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the quarter.  For the three months ended June 30, 2019, we recognized a gain of $1.3 million in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the quarter.

Income Tax Benefit.  For the three months ended June 30, 2020, we recognized a $3.1 million income tax benefit associated with the sale of a portion of our NOLs. This sale was structured through the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Period-to-Period Change
Revenue	$—	$121	$(121)	(100.0)%
Operating expenses:
Research and development	18,335	18,158	177	1.0%
Selling, general and administrative	5,966	5,021	945	18.8%
Total operating expenses	24,301	23,179	1,122	4.8%
Loss from operations	(24,301)	(23,058)	(1,243)	5.4%
Other (income) expense:
Loss on extinguishment of debt	806	1,045	(239)	(22.9)%
Amortization of debt issuance costs and discount	599	573	26	4.5%
Interest income	(183)	(513)	330	(64.3)%
Interest expense	529	574	(45)	(7.8)%
Other income	(405)	—	(405)	—%
Other expense	602	—	602	—%
Warrant liabilities fair value adjustment	(8,329)	4,473	(12,802)	(286.2)%
Derivative liabilities fair value adjustment	(1,393)	2,101	(3,494)	(166.3)%
Total other (income) expense:	(7,774)	8,253	(16,027)	(194.2)%
Loss before taxes	(16,527)	(31,311)	14,784	(47.2)%
Income tax benefit	(3,144)	—	(3,144)	—%
Net loss	$(13,383)	$(31,311)	$17,928	(57.3)%

Revenue. For the six months ended June 30, 2019, revenue consisted of the amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm and was fully amortized in 2019.

Research and Development. For the six months ended June 30, 2020, research and development expenses was comparable with the research and development expenses for the six months ended June 30, 2019.  During the six months ended June 30, 2020, we incurred an increase of $2.2 million in chemistry, manufacturing, and controls (CMC) costs, an increase of $0.6 million in clinical development expense, an increase of $0.4 million regulatory expense, an increase in quality assurance and medical affair expense of $0.2 million, and a net increase in other research and development expenses of $0.6 million, mostly offset by a milestone payment made to Merck during the six months ended June 30, 2019.

The $2.2 million increase in CMC for the six months ended June 30, 2020, was primarily driven by increased costs associated with the development and manufacture of drug product for ongoing and planned clinical studies as well as the registration batches necessary for NDA submission for the VVC indication.  The $0.6 million increase in clinical development expense for the six months ended June 30, 2020, was primarily driven by an increase of $2.1 million in expense associated with the CANDLE Phase 3 study, an increase of $0.9 million in expense associated with two drug-drug interaction clinical studies to support the NDA submission for the treatment of VVC indication, an increase of $0.6 million in expense associated with certain Phase 1 clinical studies to support the NDA submission for the treatment of VVC indication, and a net increase in other clinical related expenses of $0.3 million, offset in part by a decrease of $3.3 million in expense associated with the VANISH Phase 3 VVC program that was substantially complete at the beginning of the current quarter.

Selling, General & Administrative. For the six months ended June 30, 2020, selling, general and administrative expenses increased to $6.0 million from $5.0 million for the six months ended June 30, 2019. The increase of $0.9 million, or 19%, for the six months ended June 30, 2020, was primarily driven by a $0.7 million increase in professional fees and commercial related expenses recognized during the six months ended June 30, 2020.

Loss on Debt Extinguishment.  For the six months ended June 30, 2020 and 2019, we recognized a $0.8 million loss on debt extinguishment associated with the conversion of a portion of our April 2020 Notes.  During the six months ended June 30, 2019, we recognized a $0.8 million loss on debt extinguishment associated with the repayment of the term loan with Solar and a $0.2 million loss on debt extinguishment upon the conversion of a portion of our March 2019 Notes.  The $0.8 million and $0.2 million loss amounts recognized during the six months ended June 30, 2019, represent the difference between the reacquisition prices and the net carrying values of the Solar and convertible debt balances extinguished, respectively.

Amortization of Debt Issuance Costs and Discount. During both the six months ended June 30, 2020 and 2019, we recognized $0.6 million in amortization of debt issuance costs and discount.  The 2020 and 2019 debt issuance costs and discount primarily comprised an allocated portion of advisory fees and other issuance costs associated with our convertible debt and the fair value of the bifurcated derivative liabilities.

Interest Income. During the six months ended June 30, 2020 and 2019, we recognized $0.2 million and $0.5 million, respectively, in interest income associated with our short-term investments.

Interest Expense. For the six months ended June 30, 2020 and 2019, we recognized $0.5 million and $0.6 million, respectively, in interest expense.  The interest expense recognized in both periods is primarily associated with the April 2020 Notes and March 2019 Notes.

Other Income. For the six months ended June 30, 2020, we recognized $0.4 million in other income associated with certain research and development tax credits and realized gains on foreign currency transactions.

Other Expense.  For the six months ended June 30, 2020, we recognized $0.6 million in expense associated with the noncash consideration associated with the Common Stock Purchase Agreement with Aspire Capital.

Warrant Liabilities Fair Value Adjustment.  For the six months ended June 30, 2020, we recognized a gain of $8.3 million in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the six months.  For the six months ended June 30, 2019, we recognized a $4.5 million loss in the fair value adjustment related to the warrant liabilities primarily due to the increase in our stock price during the six months.

Derivative Liabilities Fair Value Adjustment.  For the six months ended June 30, 2020, we recognized a gain of $1.4 million in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the six months.  For the six months ended June 30, 2019, we recognized a loss of $2.1 million in the fair value adjustment related to the derivative liabilities primarily due to the increase in our stock price during the six months.

Income Tax Benefit.  For the six months ended June 30, 2020, we recognized a $3.1 million income tax benefit associated with the sale of a portion of our NOLs. This sale was structured through the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2020, we have funded our operations from net proceeds from debt and equity issuances and through revenue from development services. As of June 30, 2020, we had cash and cash equivalents and short-term investments of approximately $37.6 million, compared to $48.4 million as of December 31, 2019. The decrease in our cash and cash equivalents and short-term investments was primarily due to our continued development costs associated with our lead product candidate, ibrexafungerp. We have incurred net losses since our inception, including the three and six months ended June 30, 2020.  As of June 30, 2020, our accumulated deficit was $284.8 million.

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

We expect that we will continue to incur losses for at least the foreseeable future.  Consistent with our operating plan, we expect our research and development expenses to decrease primarily given the completion of the VANISH Phase 3 registration program and we expect our selling, general and administrative expenses to increase to support a potential commercial launch for the treatment of VVC and our ongoing operations. As a result, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registration, including the related at-market-facility entered into on August 31, 2018 with Cantor and the Common Stock Purchase Agreement entered into on April 10, 2020 with Aspire Capital.  During the six months ended June 30, 2020, we sold 331,565 shares and received net proceeds of $2.6 million under our at-the-market facility.

Cash Flows

The following table sets forth the significant sources and uses of cash for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash, cash equivalents, and restricted cash, January 1	$42,193	$11,767
Net cash used in operating activities	(22,913)	(14,259)
Net cash provided by investing activities	2,903	16,617
Net cash provided by financing activities	12,111	5,353
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,899)	7,711
Cash, cash equivalents, and restricted cash, June 30	$34,294	$19,478

Operating Activities

The $8.7 million increase in net cash used in operating activities for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to ibrexafungerp development efforts.  Consistent with our operating plan, we expect that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program and we expect our selling, general and administrative expenses to increase to support a potential commercial launch for the treatment of VVC and our ongoing operations.

Net cash used in operating activities of $22.9 million for the six months ended June 30, 2020, primarily consisted of the $13.4 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $8.3 million, the gain on change in fair value of the derivative liabilities of $1.4 million, and stock-based compensation expense of $0.8 million, plus a net unfavorable change in operating assets and liabilities of $2.8 million. The net unfavorable change in operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses, and other of $3.8 million and offset in part by a decrease in prepaid expenses, deferred costs, and other of $1.1 million.  The $3.8 million decrease in accounts payable, accrued expenses, and other was primarily due to the decrease of $1.4 million in accrued employee bonus compensation as a result of the payment of the 2019 related employee bonus compensation in 2020 and the decrease in accounts payable of $2.4 million as of June 30, 2020.  The decrease in prepaid expense, deferred cost, and other of $1.1 million was primarily due to a $1.2 million decrease in prepaid research and development costs associated with drug product shipped during the period.

Net cash used in operating activities of $14.3 million for the six months ended June 30, 2019, primarily consisted of the  $31.3 million net loss adjusted for non-cash charges that included the loss on change in fair value of the warrant liabilities of $4.5 million, the loss on change in fair value of the derivative liabilities of $2.1 million, the loss on extinguishment of debt of $1.0 million, and stock-based compensation expense of $0.9 million, plus a net favorable change in operating assets and liabilities of $7.9 million. The net favorable change in operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses, and other of $1.5 million and by a decrease in prepaid expenses, deferred costs, and other of $6.5 million.  The $6.5 million decrease in prepaid expenses, deferred costs, and other was primarily due to the cash receipt of $6.7 million received during the six months ended June 30, 2019 for the sale of a portion of our New Jersey NOLs.

Investing Activities

Net cash provided by investing activities of $2.9 million for the six months ended June 30, 2020 consisted of purchases and maturities of short-term investments of $14.2 million and $17.1 million, respectively.

Net cash provided by investing activities of $16.6 million for the six months ended June 30, 2019 consisted of purchases and maturities of short-term investments of $26.6 million and $43.2 million, respectively.

Financing Activities

Net cash provided by financing activities of $12.1 million for the six months ended June 30, 2020, consisted primarily of gross proceeds from the sale of the April 2020 Notes for $10.0 million and the gross proceeds from the sale of our common stock issued under our at-the-market facility of $2.8 million.

Net cash provided by financing activities of $5.4 million for the six months ended June 30, 2019, consisted of gross proceeds from common stock issued of $6.8 million, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.2 million.  Additionally, pursuant to the note purchase agreement, we issued and sold to Puissance $16.0 million aggregate principal amount of our convertible senior notes, resulting in $14.7 million in net proceeds after deducting an advisory fee and other issuance costs, and we used the net proceeds to pay the remaining outstanding Solar term loan in full.  As part of the payment of the outstanding balance of the Solar term loan, we paid $0.8 million in debt extinguishment costs which was the remaining unamortized discount and issuance costs associated with the Solar term loan prior to repayment.

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

Based upon our existing operating plan, we believe that our existing cash and cash equivalents, short-term investments, and the sale of a portion of our New Jersey NOLs, may enable us to fund our operating requirements past a potential PDUFA date in mid-2021 for the treatment of VVC when we expect the FDA to complete the review of the NDA and potentially approve ibrexafungerp for this indication.  However, we are continually evaluating our operating plan and assessing the optimal cash utilization for our ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015, June 2016, March 2018, and December 2019, as well as through our at-market-facility with Cantor, and Common Stock Purchase Agreement with Aspire Capital, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Aspire Capital may ultimately purchase all, some or none of the shares of common stock that, together with the 70,910 commitment shares. After Aspire Capital has acquired shares under the Common Stock Purchase Agreement, it may sell all, some or none of those shares. Sales to Aspire Capital by us pursuant to the Common Stock Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital in this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Aspire Capital and the Common Stock Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

We have a right to sell up to 25,000 purchase shares per day under our Common Stock Purchase Agreement with Aspire Capital, which total may be increased by mutual agreement up to an additional 200,000 purchase shares per day. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The aggregate number of shares that we can sell to Aspire Capital under the Common Stock Purchase Agreement may in no case exceed 1,956,547 shares of our common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the Common Stock Purchase Agreement), including the 70,910 commitment shares (the Exchange Cap), unless either (a) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply, or (b) the average purchase price of all shares sold under the Common Stock Purchase Agreement exceeds $8.461; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.99% of our common stock.

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

As of June 30, 2020, we had approximately $37.6 million of cash, cash equivalents and short term investments. Based upon our existing operating plan, we believe that our existing cash and cash equivalents, short-term investments, and the sale of a portion of our New Jersey NOLs, may enable us to fund our operating requirements past a potential PDUFA date in mid-2021 for the treatment of VVC when we expect the FDA to complete the review of the NDA and potentially approve ibrexafungerp for this indication.  This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch ibrexafungerp. We expect that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the filing of this Quarterly Report on Form 10-Q. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. Management’s plans in this regard are described in Note 1 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

On June 4, 2020, Puissance Life Science Opportunities Fund VI converted $2.0 million of our 6.0% Senior Convertible Notes due 2026 (“April 2020 Notes”) for 316,461 shares of common stock.  The issuance of the shares was exempt from registration pursuant to Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended, as they were issued upon conversion of the April 2020 Notes for no additional consideration and issued to one sophisticated investor.  See Note 6 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the terms of the April 2020 Notes.

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

3.4

Certificate of Amendment of Amended and Restated Certificate of Incorporation of SCYNEXIS, Inc. (Filed with the SEC as Exhibit 3.1 to our Form 8-K, filed with the SEC on July 16, 2020, SEC File No. 001-36365, and incorporated by reference here).

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2

Registration Rights Agreement, dated April 10, 2020, between SCYNEXIS, Inc. and Aspire Capital Fund, LLC (Filed with the SEC as Exhibit 4.1 to our Form 8-K, filed with the SEC on April 13, 2020, SEC File No. 001-36365, and incorporated by reference here).

10.1	SCYNEXIS, Inc. Amended and Restated Stock Plan

10.2	SCYNEXIS, Inc. Amended and Restated 2009 Stock Option Plan

10.3	SCYNEXIS, Inc. Amended and Restated 2014 Equity Incentive Plan

10.4	SCYNEXIS, Inc. Amended and Restated 2014 Employee Stock Purchase Plan

10.5	SCYNEXIS, Inc. Amended and Restated 2015 Inducement Plan

10.6

Common Stock Purchase Agreement, dated April 10, 2020, between SCYNEXIS, Inc. and Aspire Capital Fund, LLC (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on April 13, 2020, SEC File No. 001-36365, and incorporated by reference here).

10.7

Senior Convertible Note Purchase Agreement, dated as of April 9, 2020, among SCYNEXIS, Inc., as Issuer, Puissance Life Science Opportunities Fund IV, as the Investor, (including the form of Note attached thereto as Exhibit A).  (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on April 9, 2020, SEC File No. 001-36365, and incorporated by reference here).

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

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2020

By:	/s/ Eric Francois
Eric Francois
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 10, 2020