Form 10-Q
period 2020-09-30
SCYNEXIS INC
filed 2020-11-06
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 1, 2020, there were 10,940,119 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$29,494	$41,920
Short-term investments	—	6,494
Prepaid expenses and other current assets	2,762	3,988
Restricted cash	55	—
Total current assets	32,311	52,402
Other assets	573	812
Deferred offering costs	277	70
Restricted cash	218	273
Property and equipment, net	326	405
Operating lease right-of-use asset (See Note 7)	3,047	3,191
Total assets	$36,752	$57,153
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,254	$7,177
Accrued expenses	3,004	3,801
Operating lease liability, current portion (See Note 7)	47	36
Total current liabilities	8,305	11,014
Warrant liabilities	2,282	18,396
Convertible debt and derivative liabilities (See Note 6)	13,275	11,522
Operating lease liability (See Note 7)	3,332	3,326
Total liabilities	27,194	44,258
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of September 30, 2020 and December 31, 2019; 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 10,798,119 and 9,741,372 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	10	10
Additional paid-in capital	293,450	284,313
Accumulated deficit	(283,902)	(271,428)
Total stockholders’ equity	9,558	12,895
Total liabilities and stockholders’ equity	$36,752	$57,153

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$121
Operating expenses:
Research and development	8,030	9,276	26,364	27,434
Selling, general and administrative	3,481	2,480	9,448	7,501
Total operating expenses	11,511	11,756	35,812	34,935
Loss from operations	(11,511)	(11,756)	(35,812)	(34,814)
Other (income) expense:
Loss on extinguishment of debt	—	—	806	1,045
Amortization of debt issuance costs and discount	311	306	910	879
Interest income	(5)	(170)	(188)	(680)
Interest expense	330	203	859	774
Other income	—	—	(386)	—
Other expense	20	—	602	—
Warrant liabilities fair value adjustment	(7,786)	(1,830)	(16,114)	2,643
Derivative liabilities fair value adjustment	(5,290)	(2,324)	(6,683)	(223)
Total other (income) expense	(12,420)	(3,815)	(20,194)	4,438
Income (loss) before taxes	909	(7,941)	(15,618)	(39,252)
Income tax benefit	—	—	(3,144)	—
Net income (loss)	$909	$(7,941)	$(12,474)	$(39,252)
Net income (loss) per share attributable to common stockholders – basic
Net income (loss) per share – basic	$0.09	$(1.43)	$(1.23)	$(7.44)
Net loss per share attributable to common stockholders – diluted
Net loss per share – diluted	$(0.28)	$(1.45)	$(1.37)	$(7.44)
Weighted average common shares outstanding – basic and diluted
Basic	10,627,618	5,569,739	10,129,098	5,278,757
Diluted	13,389,014	6,707,939	11,220,802	5,278,757

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,474)	$(39,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82	85
Stock-based compensation expense	1,220	1,387
Accretion of investments discount	—	(61)
Amortization of debt issuance costs and discount	910	879
Change in fair value of warrant liabilities	(16,114)	2,643
Change in fair value of derivative liabilities	(6,683)	(223)
Noncash operating lease expense for right-of-use asset	144	127
Loss on extinguishment of debt	806	1,045
Noncash consideration associated with common stock purchase agreement	602	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	1,482	6,485
Accounts payable, accrued expenses, and other	(2,757)	2,345
Deferred revenue	—	(121)
Net cash used in operating activities	(32,782)	(24,661)
Cash flows from investing activities:
Maturities of investments	20,713	54,700
Purchases of property and equipment	(4)	—
Purchases of investments	(14,235)	(38,504)
Net cash provided by investing activities	6,474	16,196
Cash flows from financing activities:
Proceeds from common stock issued	4,702	10,069
Payments of offering costs and underwriting discounts and commissions	(279)	(302)
Proceeds from common stock issuance under employee stock purchase plan	28	49
Repurchase of shares to satisfy tax withholdings	(75)	—
Proceeds from senior convertible notes	10,000	16,000
Payments of senior convertible notes issuance costs	(494)	(1,253)
Payment of loan payable expected to be refinanced	—	(15,973)
Net cash provided by financing activities	13,882	8,590
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,426)	125
Cash, cash equivalents, and restricted cash at beginning of period	42,193	11,767
Cash, cash equivalents, and restricted cash at end of period	$29,767	$11,892
Supplemental cash flow information:
Cash paid for interest	$840	$850
Cash received for interest	$186	$736
Noncash financing and investing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$3,365
Deferred offering costs reclassified to additional-paid-in capital	$1	$6
Common stock issued for settlement of senior convertible notes	$2,784	$2,984
Deferred offering and issuance costs included in accounts payable and accrued expenses	$54	$—
Common stock issued for Commitment Shares	$602	$—

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, pioneering innovative medicines to potentially help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug resistant infections.  The Company is developing its lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (IV)/oral agent in late stage development for multiple indications, including the treatment of vulvovaginal candidiasis (VVC), also known as vaginal yeast infection, for which the Company filed a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) in October 2020.  Additionally, the Company is developing ibrexafungerp for life-threatening invasive fungal infections in hospitalized patients.

The Company has incurred significant losses and negative cash flows from operations since its initial public offering in May 2014 and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of $283.9 million at September 30, 2020 and limited capital resources to fund ongoing operations. These capital resources primarily comprised cash and cash equivalents of $29.5 million at September 30, 2020. The Company believes its existing cash and cash equivalents may not be sufficient to enable it to meet its obligations and fund operations over the next twelve months without generating positive cash flows by raising additional capital from outside sources.  While the Company plans to continue to pursue its plan to launch products and generate positive cash flows from operations, as well as pursue sources of additional capital from outside sources, the Company's liquidity could be materially affected over this period by, among other things: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; or (4) any other unanticipated material negative events or costs.  These financial conditions raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan.

As noted in Note 8, the Company entered into a Common Stock Purchase Agreement with Aspire Capital, pursuant to which the Company has the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock through October 2022.  The number of shares issued would be determined based on the closing price of the Company’s common stock as of the date the Company elects to issue shares to Aspire Capital, however, the total number of shares the Company may issue to Aspire Capital under this agreement may not exceed 1,956,547 shares of the Company’s common stock (which is equal to approximately 19.99% of the Company’s total common stock outstanding on the date of the Common Stock Purchase Agreement) without obtaining shareholder approval prior to such issuances.

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

Shelf Registration Filings

On September 11, 2020, the Company filed a shelf registration statement on Form S-3 (File No. 333-248751) with the Securities and Exchange Commission (“SEC”), which was declared effective on October 1, 2020 (the “October 2020 Shelf Registration”). The October 2020 Shelf Registration contains two prospectuses:

•

a base prospectus which covers the offering, issuance and sale of such indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities, and such indeterminate number of warrants to purchase common stock, preferred stock and/or debt securities, which together shall have an aggregate initial offering price not to exceed $200.0 million; and

•

a prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) and/or Controlled Equity OfferingSM Sales Agreement with Ladenburg Thalmann & Co. Inc. (such agreements, the “Sales Agreements”).

The common stock that may be offered, issued and sold by the Company under the Sales Agreements is included in the $200.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the Sales Agreements, any portion of the $50.0 million included in the Sales Agreements prospectus that is not sold pursuant to the Sales Agreements will be available for sale in other offerings pursuant to the base prospectus and a corresponding prospectus supplement, and if no shares are sold under the Sales Agreements, the full $200.0 million of securities may be sold in other offerings pursuant to the base prospectus.  As of September 30, 2020, $200.0 million of the securities registered under the base prospectus are available to be offered, issued and sold by the Company.

As of September 30, 2020, approximately $322.8 million of the securities registered under the Company’s effective shelf registrations, which include the October 2020 Shelf Registration and the Form S-3 shelf registration filed by the Company in August 2018 (effective September 14, 2018), are available to be offered, issued and sold by the Company.

December 2019 Public Offering

On December 12, 2019, the Company completed a public offering (the "December 2019 Public Offering") of its common stock and warrants.  The Company sold an aggregate of 3,888,888 shares of the Company’s common stock and warrants to purchase up to an aggregate of 3,888,888 shares of the Company’s common stock at a public offering price of $9.00 per share and accompanying warrant.  Net proceeds from the December 2019 Public Offering were $32.5 million, after deducting the underwriting discount and offering expenses.  In addition, the Company granted to the underwriters an option to purchase up to 583,333 additional shares of common stock and/or warrants to purchase up to an aggregate of an additional 583,333 shares of common stock, in each case at the public offering price, less underwriting discounts and commissions. The underwriters exercised their option to purchase 583,333 warrants in December 2019.  The option to purchase up to 583,333 additional shares of common stock was not exercised by the underwriters and the option expired in January 2020.  See Note 8 for further details.

April 2020 Note Purchase Agreement

In April 2020, the Company entered into a Senior Convertible Note Purchase Agreement (“April 2020 Note Purchase Agreement”) with Puissance Life Science Opportunities Fund VI (“Puissance”).  Pursuant to the April 2020 Note Purchase Agreement, on April 9, 2020, the Company issued and sold to Puissance $10.0 million aggregate principal amount of its 6.0% Senior Convertible Notes due 2026 (“April 2020 Notes”).  See Note 5 for details.

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

New Jersey Technology Business Tax Certificate Transfer (NOL) Program

The New Jersey Technology Business Tax Certificate Transfer (NOL) program, administered by the New Jersey Economic Development Authority, enables approved biotechnology companies to sell their unused net operating losses (“NOLs”) and research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey up to a maximum lifetime benefit of $15.0 million per business.  For the nine months ended September 30, 2020, the Company recognized a $3.1 million income tax benefit for the sale of a portion of the Company’s unused New Jersey NOLs and research and development credits.  As of September 30, 2020, the Company has received approximately $9.9 million under the program.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020.

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

Basic and Diluted Net Income (Loss) per Share of Common Stock

The Company calculates net income (loss) per common share in accordance with ASC 260, Earnings Per Share. Basic net income (loss) per common share for the three and nine months ended September 30, 2020 and 2019 was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share for the three and nine months ended September 30, 2020 and 2019 was determined as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$909	$(7,941)	$(12,474)	$(39,252)
Dilutive effect of convertible debt	(4,649)	(1,815)	(2,917)	—
Net loss allocated to common shares	$(3,740)	$(9,756)	$(15,391)	$(39,252)

Weighted average common shares outstanding – basic	10,627,618	5,569,739	10,129,098	5,278,757
Dilutive effect of stock options and restricted stock units	1,058	—	—	—
Dilutive effect of convertible debt	2,760,338	1,138,200	1,091,704	—
Weighted average common shares outstanding – diluted	13,389,014	6,707,939	11,220,802	5,278,757

Net loss per share – diluted	$(0.28)	$(1.45)	$(1.37)	$(7.44)

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three and nine months ended September 30, 2020 and 2019, as the result would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Warrants to purchase common stock associated with Solar loan agreement	12,243	12,243	12,243	12,243
Warrants to purchase common stock associated with June 2016 public offering	421,867	421,867	421,867	421,867
Warrants to purchase common stock associated with March 2018 public offering – Series 2	798,810	798,810	798,810	798,810
Outstanding stock options	808,855	518,870	817,855	518,870
Outstanding restricted stock units	80,137	96,762	80,137	96,762
Common stock associated with March 2019 Notes	—	—	1,138,200	1,138,200
Warrants to purchase common stock associated with December 2019 Public Offering	4,472,205	—	4,472,205	—
Total	6,594,117	1,848,552	7,741,317	2,986,752

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in and Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 reduce the number of accounting models for convertible debt instruments and revises certain guidance relating to the derivative scope exception and earnings per share.  The amendments in ASU 2020-06 are effective for public business entities that meet the definition of a SEC filer and a smaller reporting company for fiscal years beginning after December 15, 2023, and interim periods within those years.  As a smaller reporting company, the Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in ASU 2018-13, Fair Value Measurement. ASU 2018-13 eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted ASU 2018-13 during the nine months ended September 30, 2020 and as a result, included the required additional disclosures for its Level 3 fair value measurements in its unaudited condensed consolidated financial statements (see Note 10).  The Company did not identify any other material impacts of ASU 2018-13 on its unaudited condensed consolidated financial statements.
3.	Short-term Investments

The following table summarizes the held-to-maturity securities held at December 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2019
U.S. government securities	$1,996	$15	$(14)	$1,997
Commercial paper	998	—	—	998
Overnight repurchase agreement	3,500	—	—	3,500
Total short-term investments	$6,494	$15	$(14)	$6,495

All held-to-maturity short-term investments at December 31, 2019 will mature in less than one year.  The gross unrealized gains and losses for the Company’s commercial paper and overnight repurchase agreement are not significant.  The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.
4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid research and development services	$1,656	$3,043
Prepaid insurance	610	252
Other prepaid expenses	54	19
Other current assets	442	674
Total prepaid expenses and other current assets	$2,762	$3,988

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued research and development expenses	$915	$1,296
Accrued employee bonus compensation	1,152	1,798
Other accrued expenses	937	707
Total accrued expenses	$3,004	$3,801

6.	Borrowings

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

As of September 30, 2020, the Company’s April 2020 Notes consists of the convertible debt balance of $1.5 million, presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.1 million, and the bifurcated embedded conversion option derivative liability of $2.0 million.  In connection with the Company’s issuance of its April 2020 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $8.1 million as the interest make-whole provision is settled in shares of common stock.  Debt issuance costs of $0.4 million initially allocated to the derivative liability were written off upon issuance of the April 2020 Notes and were recognized in the gain on the fair value adjustment for the derivative liability for the nine months ended September 30, 2020.  For the three and nine months ended September 30, 2020, the Company recognized gains of $3.2 million and $4.5 million, respectively, on the fair value adjustment for the derivative liability and recognized $0.1 million in amortization of debt issuance costs and discount for each of the three and nine months ended September 30, 2020, related to the April 2020 Notes.

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

The Company estimated the fair value of the convertible debt and derivative liability for the April 2020 Notes using a binomial lattice valuation model and Level 3 inputs. At September 30, 2020, the fair value of the April 2020 Notes is $7.1 million.

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

As of September 30, 2020, the Company’s March 2019 Notes consists of the convertible debt balance of $9.1 million, presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.4 million, and the bifurcated embedded conversion option derivative liability of $0.6 million.  In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock.  Debt issuance costs of $0.6 million initially allocated to the derivative liability were written off upon issuance of the March 2019 Notes and were recognized in the gain on the fair value adjustment for the derivative liability for the nine months ended September 30, 2019.  For the three months ended September 30, 2020 and 2019, the Company recognized gains of $2.1 million and $2.3 million, respectively, on the fair value adjustment for the derivative liability.  For the nine months ended September 30, 2020 and 2019, the Company recognized gains of $2.6 million and $0.2 million, respectively, on the fair value adjustment for the derivative liability.  The Company recognized $0.3 million in amortization of debt issuance costs and discount for each of the three months ended September 30, 2020 and 2019, related to the March 2019 Notes.  For each of the nine months ended September 30, 2020 and 2019, the Company recognized $0.8 million in amortization of debt issuance costs and discount.

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

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At September 30, 2020, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $10.1 million.

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

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost	$166	$498
Variable lease cost	9	36
Total operating lease expense	$175	$534

Cash paid for amounts included in the measurement of operating lease liability	$114	$336

		September 30, 2020
Remaining Lease term (years)		8.84
Discount rate		15%

Future minimum lease payments for the Lease as of September 30, 2020 are as follows (in thousands):

September 30, 2020
2020	$170
2021	517
2022	527
2023	715
2024	730
Thereafter	3,533
Total	$6,192

The presentations of the operating lease liability and right-of-use asset as of September 30, 2020 are as follows (in thousands):

September 30, 2020
Present value of future minimum lease payments	$3,379

Operating lease liability, current portion	$47
Operating lease liability, long-term portion	3,332
Total operating lease liability	$3,379

Difference between future minimum lease payments and discounted cash flows	$2,813

Operating lease right-of-use asset	$3,047

License Arrangement with Potential Future Expenditures

As of September 30, 2020, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, that involves potential future expenditures. Under the license arrangement, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. Ibrexafungerp is the Company’s lead product candidate. Pursuant to the terms of the license agreement, Merck is eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalty percentages are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the “Deferred Milestone”). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, the Company entered into second and third amendments, respectively, to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment. Except as described above, all other terms and provisions of the license agreement remain in full force and effect.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019.  The milestone payment was recognized in the unaudited condensed consolidated statement of operations in research and development expense for the nine months ended September 30, 2019 and is included in cash used in operating activities on the statement of cash flows.

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

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 100,000,000 shares as of September 30, 2020, and December 31, 2019; 10,798,119 and 9,741,372 shares were issued and outstanding at September 30, 2020, and December 31, 2019, respectively.

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

The following table summarizes common stock share activity for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30, 2020
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2020	10,478,927	$10	$291,134	$(284,811)	$6,333
Net income	—	—	—	909	909
Stock-based compensation expense	—	—	399	—	399
Common stock issued, net of expenses	315,939	—	1,909	—	1,909
Common stock issued through employee stock purchase plan	2,284	—	9	—	9
Common stock issued for vested restricted stock units	969	—	(1)	—	(1)
Balance, September 30, 2020	10,798,119	$10	$293,450	$(283,902)	$9,558

	Nine Months Ended September 30, 2020
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2019	9,741,372	$10	$284,313	$(271,428)	$12,895
Net loss	—	—	—	(12,474)	(12,474)
Stock-based compensation expense	—	—	1,220	—	1,220
Common stock issued through employee stock purchase and stock option plans	4,652	—	28	—	28
Common stock issued, net of expenses	647,504	—	4,578	—	4,578
Common stock issued for conversion of April 2020 Notes	316,461	—	2,784	—	2,784
Common stock issued for Commitment Shares	70,910	—	602	—	602
Common stock issued for vested restricted stock units	17,220	—	(75)	—	(75)
Balance, September 30, 2020	10,798,119	$10	$293,450	$(283,902)	$9,558

	Three Months Ended September 30, 2019
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2019	5,452,011	$5	$259,426	$(249,029)	$10,402
Net loss	—	—	—	(7,941)	(7,941)
Stock-based compensation expense	—	—	449	—	449
Common stock issued through employee stock purchase plan	1,758	—	17	—	17
Common stock issued, net of expenses	279,911	—	3,206	—	3,206
Common stock issued for exercise of stock options	2,250	—	12	—	12
Common stock issued for vested restricted stock units	312	—	(2)	—	(2)
Balance, September 30, 2019	5,736,242	$5	$263,108	$(256,970)	$6,143

	Nine Months Ended September 30, 2019
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2018	4,797,198	$5	$248,938	$(217,718)	$31,225
Net loss	—	—	—	(39,252)	(39,252)
Stock-based compensation expense	—	—	1,387	—	1,387
Common stock issued through employee stock purchase plan	3,684	—	37	—	37
Common stock issued, net of expenses	768,658	—	9,761	—	9,761
Common stock issued for conversion of March 2019 Notes	162,600	—	2,984	—	2,984
Common stock issued for exercise of stock options	2,250	—	12	—	12
Common stock issued for vested restricted stock units	1,852	—	(11)	—	(11)
Balance, September 30, 2019	5,736,242	$5	$263,108	$(256,970)	$6,143

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2020	December 31, 2019
Outstanding stock options	817,855	526,070
Outstanding restricted stock units	80,137	96,637
Warrants to purchase common stock associated with June 2016 Public Offering	421,867	421,867
Warrants to purchase common stock associated with March 2018 Public Offering – Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2019 Public Offering	4,472,205	4,472,205
Option to purchase common stock associated with December 2019 Public Offering	—	583,333
Warrants to purchase common stock associated with Solar loan agreement	12,243	12,243
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance for the conversion of the April 2020 Notes	1,622,138	—
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	161,776	55,478
For possible future issuance under Employee Stock Purchase Plan	5,895	7,423
For possible future issuance under 2015 Inducement Award Plan (Note 9)	14,050	31,550
Total common shares reserved for future issuance	9,545,176	8,143,816

Common Stock Purchase Agreement

On April 10, 2020, the Company entered into the Common Stock Purchase Agreement with Aspire Capital pursuant to which the Company has the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock over the next 30 months, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.  The aggregate number of shares that we can sell to Aspire Capital under the Common Stock Purchase Agreement may in no case exceed 1,956,547 shares of the Company’s common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the Common Stock Purchase Agreement), including the 70,910 commitment shares (the Exchange Cap), unless either (a) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply, or (b) the average purchase price of all shares sold under the Common Stock Purchase Agreement exceeds $8.461; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.99% of the Company’s common stock.  During the three and nine months ended September 30, 2020, the Company sold 125,000 shares of its common stock under the Common Stock Purchase Agreement for gross proceeds of $0.6 million.

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

The Common Stock Purchase Agreement provides that the Company and Aspire Capital shall not effect any sales under the Common Stock Purchase Agreement on any purchase date where the closing sale price of common stock is less than

$0.25.  There are no trading volume requirements or restrictions under the Common Stock Purchase Agreement, and the Company will control the timing and amount of sales of common stock to Aspire Capital.  Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Common Stock Purchase Agreement.  There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Common Stock Purchase Agreement.  In consideration for entering into the Common Stock Purchase Agreement, concurrently with the execution of the Common Stock Purchase Agreement, the Company issued to Aspire Capital 70,910 shares of common stock (the “Commitment Shares”).  The fair value of the Commitment Shares of $0.6 million was recognized in other expense in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020.  The Common Stock Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of common stock during any time prior to the termination of the Common Stock Purchase Agreement. Any proceeds that the Company receives under the Common Stock Purchase Agreement are expected to be used for general corporate purposes, including working capital.

Convertible Debt and Derivative Liabilities

In connection with the Company’s issuances of its April 2020 Notes and March 2019 Notes, the Company bifurcated the embedded conversion options, inclusive of the interest make-whole provisions and make-whole fundamental change provisions, and recorded the embedded conversion options as long-term derivative liabilities in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging.  The convertible debt and derivative liabilities associated with the April 2020 Notes and March 2019 Notes are presented in total on the accompanying unaudited condensed consolidated balance sheets as the convertible debt and derivative liabilities.  The derivative liabilities will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense.  For the three months ended September 30, 2020 and 2019, the Company recorded gains of $5.3 million and $2.3 million due to the change in fair value of the derivative liabilities.  For the nine months ended September 30, 2020 and 2019, the Company recorded gains of $6.7 million and $0.2 million, respectively.

Warrants Associated with June 2016, March 2018, and December 2019 Public Offerings

The outstanding warrants associated with the June 2016, March 2018, and December 2019 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations.  During the three months ended September 30, 2020 and 2019, the Company recorded gains of $7.8 million and $1.8 million, respectively, due to the change in fair value of the warrant liabilities.   During the nine months ended September 30, 2020 and 2019, the Company recorded a gain of $16.1 million and a loss of $2.6 million, respectively.  As of September 30, 2020, the fair value of the warrant liabilities was $2.3 million.

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

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan (“2014 Plan”), on January 1, 2020 and 2019, the Company automatically added 389,654 and 191,887 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of September 30, 2020, there were 161,776 shares of common stock available for future issuance under the 2014 Plan.

As of September 30, 2020, there were 14,050 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”).  During the nine months ended September 30, 2020 and 2019, there were 17,500 and 11,500 granted options of the Company’s common stock under the 2015 Plan, respectively.

The activity for the Company’s 2009 Stock Option Plan, 2014 Plan, and 2015 Plan, for the nine months ended September 30, 2020, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2019	526,070	$30.55	7.62	$60
Granted	324,437	$8.39
Exercised	(166)	$8.60
Forfeited/Cancelled	(32,486)	$26.46
Outstanding — September 30, 2020	817,855	$21.92	7.80	$—
Exercisable — September 30, 2020	415,309	$33.06	6.81	$—
Vested or expected to vest — September 30, 2020	817,855	$21.92	7.80	$—

Restricted stock unit (“RSU”) activity under the 2014 Plan and 2015 Plan for the nine months ended September 30, 2020, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2019	96,637	$14.18
Granted	25,695	$8.63
Vested	(25,009)	$14.59
Forfeited/Cancelled	(17,186)	$12.67
Non-vested at September 30, 2020	80,137	$12.60

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

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2014 Plan and the 2015 Plan was $0.4 million for both the three months ended September 30, 2020 and 2019, and $1.2 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.  The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for each of the three and nine months ended September 30, 2020 and 2019.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$130	$148	$394	$471
Selling, general and administrative	269	301	826	916
Total	$399	$449	$1,220	$1,387

10.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of September 30, 2020 and December 31, 2019 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Cash	$805	$805	—	—
Restricted cash	273	273	—	—
Money market funds	28,689	28,689	—	—
Total assets	$29,767	$29,767	—	—

Warrant liabilities	$2,282	—	—	$2,282
Derivative liabilities	2,606	—	—	2,606
Total liabilities	$4,888	—	—	$4,888

December 31, 2019
Cash	$23	$23	—	—
Restricted cash	273	273	—	—
Money market funds	41,897	41,897	—	—
Total assets	$42,193	$42,193	—	—

Warrant liabilities	$18,396	—	—	$18,396
Derivative liability	3,192	—	—	3,192
Total liabilities	$21,588	—	—	$21,588

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.  The unobservable input for all of the Level 3 warrant liabilities includes volatility.  The historical volatility of the Company, using its closing common stock prices, is utilized to reflect future volatility over the expected term of the warrants.  At September 30, 2020, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 69.1% to 75.7% and 71.1%, respectively.  Additionally, the expected term associated with the December 2019 Public Offering warrants is an unobservable unit given that the expiration of the warrants is the earlier of (i) such date that is six months after the Company publicly announces the approval from the U.S. Food and Drug Administration for ibrexafungerp for the treatment of vulvovaginal candidiasis and (ii) June 12, 2023.  The Company utilized a probability assessment to estimate the likelihood of occurrence for the two potential expiration dates and allocated the probability of occurrence percentage to the fair values calculated based on the two potential expected terms.  The weighted average expected term is 2.0 years as of September 30, 2020 for the December 2019 Public Offering warrants with a range of 1.16 to 2.7 years.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates.  This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, historical volatility, credit rating, market credit spread, and estimated effective yield.  The unobservable inputs associated with the Level 3 derivative liabilities are adjusted equity volatility, market credit spread, and estimated yield.  As of September 30, 2020, these inputs were 55.5%, 1,606 basis points, and 16.4%, respectively.  The range of volatilities were 54.4% to 59.4%.  The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method.  The discount for lack of marketability, 5.60% as of September 30, 2020, is applied to the value of the March 2019 Notes.  The residual difference represents the fair value of the embedded derivative liabilities and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2019	$18,396
Gain adjustment to fair value	(16,114)
Balance – September 30, 2020	$2,282

Derivative Liabilities
Balance – December 31, 2019	$3,192
Bifurcated embedded conversion option associated with April 2020 Notes	8,110
Adjustment for partial conversion of April 2020 Notes	(1,612)
Gain adjustment to fair value	(7,084)
Balance – September 30, 2020	$2,606

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.  In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

Overview

SCYNEXIS, Inc. is pioneering innovative medicines to potentially help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug resistant infections.  We are developing our lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (IV)/oral agent for multiple indications in both the community and hospital settings. We have recently submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for ibrexafungerp for the treatment of vulvovaginal candidiasis (VVC, also known as vaginal yeast infection) and we are continuing late-stage clinical development for the prevention of recurrent VVC as well as the treatment of life-threatening invasive fungal infections in hospitalized patients.

Ibrexafungerp, the first representative of a novel class of antifungal agents called triterpenoids and designated by the suffix “-fungerp”, is a structurally distinct glucan synthase inhibitor that has shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple in vitro, in vivo, and clinical studies. The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for the formulations of ibrexafungerp for the indications of VVC (including prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications. These designations may provide us with additional market exclusivity and expedited regulatory paths.

Ibrexafungerp Update

We recently announced the submission of a NDA to the FDA for oral ibrexafungerp for the treatment of VVC, also known as vaginal yeast infection. The submission is supported by positive results from two Phase 3, randomized, double-blind, placebo-controlled, multi-center studies (VANISH-303 and VANISH-306) in which oral ibrexafungerp demonstrated statistical superiority over placebo with a favorable tolerability profile.  Based on FDA timelines, we expect to receive notification if the NDA has been accepted for filing and substantive review in December 2020.

We believe ibrexafungerp has the potential to address vaginal yeast infections across a broad range of patients and could be an ideal treatment option for the many patients for whom current treatment options are suboptimal.  With over six million women experiencing a yeast infection each year in the U.S., VVC is an under-appreciated, under-reported, and under-served women’s health condition. There are over 15 million prescriptions written for VVC in the U.S. annually, all of which belong to a single drug class, the azoles.  There has been no new oral treatment for VVC in over 25 years, and we believe health care providers are eager for a novel alternative to treat their patients.

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

Enrollment is ongoing in the CANDLE study, a Phase 3, multi-center, randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral ibrexafungerp for the prevention of recurrent VVC, for which there is no approved therapy in the U.S.  Pending successful completion of this trial, we anticipate top-line data and the submission of a supplemental NDA for the prevention of recurrent VVC in the second half of 2021.

Enrollment is ongoing in our refractory invasive fungal infections (rIFI) program, which comprises two open-label Phase 3 studies (FURI and CARES) designed to support a potential future NDA submission through the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD), as well as our Phase 2 study (SCYNERGIA study) of oral ibrexafungerp in combination with voriconazole (SoC) in patients with IA.  Similar to interim analyses of data previously reported, we intend to analyze the data of patients that have completed the treatment course in our FURI and CARES studies and announce these findings when complete.  While oral ibrexafungerp is progressing as a potential valuable option to treat hospital-based invasive fungal infections, we continue the development of the intravenous liposomal formulation of ibrexafungerp and will provide further updates on this program in the future.

Impact of COVID-19 Pandemic on Our Business

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020.  The full extent of the future impacts of COVID-19 on our operations is uncertain and a prolonged outbreak could have an adverse effect on our business.

We continue to see enrollment across our ongoing studies, and anticipate submitting a supplemental NDA for the prevention of recurrent VVC in the second half of 2021.  We have observed that the pandemic has resulted in some delays to some of our clinical studies, particularly in our SCYNERGIA study, with top-line data now expected in the second half of 2021, as the initiation of new investigational sites can be delayed due to the diversion of their resources away from necessary start-up activities, and by limiting the ability of investigational sites to conduct all activities associated with our ongoing studies. For example, the circumstances can hinder the investigational sites’ ability to screen patients for enrollment. We are collaborating with our investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance.

With respect to manufacturing and supply, we currently have sufficient drug supply for our ongoing clinical studies. Our third-party contract manufacturers continue to operate at or near normal levels and, at this time and subject to further COVID-19 implications, we do not anticipate any disruptions to our drug supply chain.  Additionally, our employees have been transitioned to a work-from-home policy and this has not had any material impact on our internal operating abilities.

The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments.  Any potential delays in clinical studies as a result of the impact of COVID-19, particularly on our CANDLE study, could result in the recognition of research and development expense for these studies in periods later than originally anticipated and could potentially further extend our cash runway.  As of September 30, 2020, we had $29.5 million in cash and cash equivalents, and we may utilize our at-the-market facilities entered into on August 31, 2018 and September 11, 2020 with Cantor Fitzgerald & Co. (Cantor) and Cantor and Ladenburg Thalmann & Co., Inc. (Ladenburg Thalmann), respectively, and our common stock purchase agreement entered into on April 10, 2020 with Aspire Capital Fund, LLC (Aspire Capital) in order to provide additional liquidity.  We will require additional capital to commercialize ibrexafungerp for the treatment of women with VVC and our ability to acquire this necessary capital may be negatively impacted by the economic environment if the pandemic is prolonged.

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

We have operated as a public entity since we completed our initial public offering (IPO) in May 2014. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, and December 2019.  As of September 30, 2020, we had received an aggregate of $173.7 million in net proceeds from the issuance of our common stock and warrants in these four offerings.  In addition, during the nine months ended September 30, 2020, we received net proceeds of $4.0 million under our at-the-market facilities, $0.6 million under our common stock purchase agreement with Aspire Capital, and we received a cash receipt of $3.1 million from a third party for the sale of a portion of our unused New Jersey Net Operating Losses (NOLs) and research and development credits.  Our principal source of liquidity is cash and cash equivalents, which totaled $29.5 million as of September 30, 2020, and availability to issue up to $58.4 million of our common stock remaining under our at-the-market facilities and up to $19.4 million of our common stock under our common stock purchase agreement with Aspire Capital.

We have incurred net losses since our inception, including the year ended December 31, 2019, and the three and nine months ended September 30, 2020.  As of September 30, 2020, our accumulated deficit was $283.9 million. We anticipate that we will continue to incur losses for at least the next several years.  We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy, but that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program.  Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations, and that our selling, general and administrative expenses will increase to support a potential commercial launch for the VVC indication and our ongoing operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registrations, including the related at-the-market facilities with Cantor and Ladenburg Thalmann and the common stock purchase agreement with Aspire Capital.

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

Other (Income) Expense

All of our other (income) expense recognized in the three and nine months ended September 30, 2020 and 2019, consists of amortization of debt issuance costs and discount, interest income, interest expense, other income, other expense, the warrant liabilities fair value adjustment, the derivative liabilities fair value adjustment, and the expense recognized for the extinguishment of debt.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Period-to-Period Change
Revenue	$—	$—	$—	—%
Operating expenses:
Research and development	8,030	9,276	(1,246)	(13.4)%
Selling, general and administrative	3,481	2,480	1,001	40.4%
Total operating expenses	11,511	11,756	(245)	(2.1)%
Loss from operations	(11,511)	(11,756)	245	(2.1)%
Other (income) expense:
Amortization of debt issuance costs and discount	311	306	5	1.6%
Interest income	(5)	(170)	165	(97.1)%
Interest expense	330	203	127	62.6%
Other expense	20	—	20	—%
Warrant liabilities fair value adjustment	(7,786)	(1,830)	(5,956)	325.5%
Derivative liabilities fair value adjustment	(5,290)	(2,324)	(2,966)	127.6%
Total other income:	(12,420)	(3,815)	(8,605)	225.6%
Net income (loss)	$909	$(7,941)	$8,850	(111.4)%

Research and Development. For the three months ended September 30, 2020, research and development expenses decreased to $8.0 million from $9.3 million for the three months ended September 30, 2019.  The decrease of $1.2 million, or 13%, for the three months ended September 30, 2020, was primarily driven by a decrease of $2.0 million in clinical development expense, and a decrease of $0.5 million in preclinical expense, offset in part by an increase in regulatory expense of $0.6 million, an increase of $0.3 million in chemistry, manufacturing, and controls (CMC) expense, and a net increase in other research and development expense of $0.4 million.

The $2.0 million decrease in clinical development expense for the three months ended September 30, 2020, was primarily driven by a decrease of $1.7 million in expense associated with the VANISH Phase 3 VVC program and a $0.6 million decrease in expense associated with two drug-drug interaction clinical studies to support the NDA submission for the treatment of VVC indication in October 2020 that were both substantially complete at the beginning of the current quarter.  The $0.5 million decrease in preclinical expenses was primarily driven by a $0.3 million decrease in certain preclinical expenses associated with a study necessary for the NDA submission for the treatment of VVC indication.  The $0.6 million increase in regulatory expense was primarily driven by increased regulatory costs necessary to support the NDA submission for the treatment of VVC indication  The $0.3 million increase in CMC for the three months ended September 30, 2020, was primarily driven by increased costs associated with the development of an intravenous liposomal formulation of ibrexafungerp.  The $0.4 million increase in other research and development expense was primarily driven by a $0.2 million increase in medical affairs related costs in preparation for a potential commercial launch in the treatment of VVC indication.

Selling, General & Administrative. For the three months ended September 30, 2020, selling, general and administrative expenses increased to $3.5 million from $2.5 million for the three months ended September 30, 2019. The increase of $1.0 million, or 40%, for the three months ended September 30, 2020 was primarily driven by a $0.8 million increase in professional fees and commercial related expenses recognized during the three months ended September 30, 2020.

Amortization of Debt Issuance Costs and Discount. For each of the three months ended September 30, 2020 and 2019, we recognized $0.3 million in amortization of debt issuance costs and discount.  The 2020 and 2019 debt issuance costs and discount for both April 2020 Notes and March 2019 Notes primarily consisted of an allocated portion of advisory fees and other issuance costs.

Interest Income. For the three months ended September 30, 2020 and 2019, we recognized $5,000 and $0.2 million, respectively, in interest income.  The decrease of $0.2 million, or 97%, for the three months ended September 30, 2020 was primarily due to the maturity of all our short-term investments during the quarter.

Interest Expense. For the three months ended September 30, 2020 and 2019, we recognized $0.3 million and $0.2 million, respectively, in interest expense.  The interest expense recognized in both periods is associated with the April 2020 Notes and March 2019 Notes.

Other Expense. For the three months ended September 30, 2020, we recognized $20,000 in other expense primarily associated with realized losses on foreign currency transactions.

Warrant Liabilities Fair Value Adjustment.  For the three months ended September 30, 2020 and 2019, we recognized a gain of $7.8 million and $1.8 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.

Derivative Liabilities Fair Value Adjustment.  For the three months ended September 30, 2020 and 2019, we recognized a gain of $5.3 million and $2.3 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the quarter.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Period-to-Period Change
Revenue	$—	$121	$(121)	(100.0)%
Operating expenses:
Research and development	26,364	27,434	(1,070)	(3.9)%
Selling, general and administrative	9,448	7,501	1,947	26.0%
Total operating expenses	35,812	34,935	877	2.5%
Loss from operations	(35,812)	(34,814)	(998)	2.9%
Other (income) expense:
Loss on extinguishment of debt	806	1,045	(239)	(22.9)%
Amortization of debt issuance costs and discount	910	879	31	3.5%
Interest income	(188)	(680)	492	(72.4)%
Interest expense	859	774	85	11.0%
Other income	(386)	—	(386)	—%
Other expense	602	—	602	—%
Warrant liabilities fair value adjustment	(16,114)	2,643	(18,757)	(709.7)%
Derivative liabilities fair value adjustment	(6,683)	(223)	(6,460)	2,896.9%
Total other (income) expense:	(20,194)	4,438	(24,632)	(555.0)%
Loss before taxes	(15,618)	(39,252)	23,634	(60.2)%
Income tax benefit	(3,144)	—	(3,144)	—%
Net loss	$(12,474)	$(39,252)	$26,778	(68.2)%

Revenue. For the nine months ended September 30, 2019, revenue consisted of the amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm and was fully amortized in 2019.

Research and Development. For the nine months ended September 30, 2020, research and development expense decreased to $26.4 million from $27.4 million for the nine months ended September 30, 2019.  The decrease of $1.1 million, or 4%, for the nine months ended September 30, 2020, was primarily driven by a decrease of $1.3 million in clinical development expense and a milestone payment made to Merck during the nine months ended September 30, 2019, offset in part by an increase of $2.5 million in chemistry, manufacturing, and controls (CMC) expense, an increase in regulatory expense of $1.0 million, an increase in quality assurance and medical affairs related expenses of $0.3 million, an increase in salary related expenses of $0.3 million, and a net increase in other research and development expenses of $0.1 million.

The $1.3 million decrease in clinical development expense for the nine months ended September 30, 2020, was primarily driven by a decrease of $5.0 million in expense associated with the VANISH Phase 3 VVC program that was substantially complete at the beginning of the current quarter, offset in part by an increase of $2.2 million in expense associated with the CANDLE Phase 3 study, increases of $0.7 million and $0.4 million in expense associated with certain Phase 1 and drug-drug interaction clinical studies, respectively, to support the NDA submission for the treatment of VVC indication, and a net increase in other clinical development expense of $0.4 million.  The $2.5 million increase in CMC for the nine months ended September 30, 2020, was primarily driven by costs associated with the development and manufacture of drug product for ongoing and planned clinical studies, registration and potential commercial batches.  The $1.0 million increase in regulatory expense was primarily driven by increased regulatory costs necessary to support the NDA submission for the treatment of VVC indication.  The $0.3 million increase in quality assurance and medical affairs was primarily driven by a $0.2 million increase in medical affairs related costs in preparation for a potential commercial launch in the treatment of VVC indication.  The $0.3 million increase in salary related expenses is due to the increase in full time employees from the comparable prior period.

Selling, General & Administrative. For the nine months ended September 30, 2020, selling, general and administrative expenses increased to $9.4 million from $7.5 million for the nine months ended September 30, 2019. The increase of $1.9 million, or 26%, for the nine months ended September 30, 2020, was primarily driven by a $1.7 million increase in professional fees and commercial related expenses recognized during the nine months ended September 30, 2020 primarily due to the increased costs associated with a potential commercial launch for the treatment of VVC indication, an increase of $0.4 million salary related expense due to the increase in full time employees from the comparable prior period, and a net decrease in other selling, general & administrative expense of $0.2 million.

Loss on Debt Extinguishment.  For the nine months ended September 30, 2020 and 2019, we recognized a $0.8 million and $1.0 million loss on debt extinguishment associated with the conversion of a portion of our March 2019 Notes and April 2020 Notes and, with respect to the 2019 period, associated with the repayment of the term loan with Solar.  During the nine months ended September 30, 2019, we recognized a $0.8 million loss on debt extinguishment associated with the repayment of the term loan with Solar and a $0.2 million loss on debt extinguishment upon the conversion of a portion of our March 2019 Notes.  The $0.8 million and $0.2 million loss amounts recognized during the nine months ended September 30, 2019, represent the difference between the reacquisition prices and the net carrying values of the Solar and convertible debt balances extinguished, respectively.

Amortization of Debt Issuance Costs and Discount. During both the nine months ended September 30, 2020 and 2019, we recognized $0.9 million in amortization of debt issuance costs and discount.  The 2020 and 2019 debt issuance costs and discount primarily comprised an allocated portion of advisory fees and other issuance costs associated with our convertible debt and the fair value of the bifurcated derivative liabilities.

Interest Income. During the nine months ended September 30, 2020 and 2019, we recognized $0.2 million and $0.7 million, respectively, in interest income associated with our short-term investments.  The decrease of $0.5 million, or 72%, for the nine months ended September 30, 2020, was primarily due to the maturity of all our short-term investments during the period.

Interest Expense. For the nine months ended September 30, 2020 and 2019, we recognized $0.9 million and $0.8 million, respectively, in interest expense.  The interest expense recognized in both periods is primarily associated with the April 2020 Notes and March 2019 Notes.

Other Income. For the nine months ended September 30, 2020, we recognized $0.4 million in other income associated with certain research and development tax credits and realized gains on foreign currency transactions.

Other Expense.  For the nine months ended September 30, 2020, we recognized $0.6 million in expense associated with the noncash consideration associated with the common stock purchase agreement entered into with Aspire Capital in April 2020.

Warrant Liabilities Fair Value Adjustment.  For the nine months ended September 30, 2020, we recognized a gain of $16.1 million in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the nine months.  For the nine months ended September 30, 2019, we recognized a $2.6 million loss in the fair value adjustment related to the warrant liabilities primarily due to the increase in our stock price during the nine months.

Derivative Liabilities Fair Value Adjustment.  For the nine months ended September 30, 2020 and 2019, we recognized a gain of $6.7 million and $0.2 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the nine months.

Income Tax Benefit.  For the nine months ended September 30, 2020, we recognized a $3.1 million income tax benefit associated with the sale of a portion of our NOLs. This sale was structured through the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2020, we have funded our operations from net proceeds from debt and equity issuances and through revenue from development services. As of September 30, 2020, we had cash and cash equivalents of approximately $29.5 million, compared to cash and cash equivalents and short-term investments of $48.4 million as of December 31, 2019. The decrease in our cash and cash equivalents and short-term investments was primarily due to our continued development costs associated with our lead product candidate, ibrexafungerp. We have incurred annual net losses since our inception, and although we incurred net income during the three months ended September 30, 2020, this was due to the gains as a result of the fair value adjustments of warrant and derivative liabilities, and despite these gains we incurred a net loss during the nine months ended September 30, 2020.  As of September 30, 2020, our accumulated deficit was $283.9 million.

In April 2020: (a) we entered into the April 2020 note purchase agreement with Puissance pursuant to which we issued and sold to Puissance $10.0 million aggregate principal amount of our 6.0% Senior Convertible Notes due 2026 (April 2020 Notes); (b) we entered into a common stock purchase agreement with Aspire Capital pursuant to which we have the right to sell to Aspire Capital from time to time in our sole discretion up to $20.0 million in shares of our common stock over the next 30 months, subject to certain limitations and conditions; and (c) we received a cash receipt of $3.1 million from a third party for the sale of a portion of our unused New Jersey NOLs and research and development credits.

We expect that we will continue to incur losses for at least the foreseeable future.  Consistent with our operating plan, we expect our research and development expenses to decrease primarily given the completion of the VANISH Phase 3 registration program and we expect our selling, general and administrative expenses to increase to support a potential commercial launch for the treatment of VVC and our ongoing operations. As a result, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registrations, including the related at-the-market facilities entered into on August 31, 2018 with Cantor and September 11, 2020 with Cantor and Ladenburg Thalmann, respectively, and the common stock purchase agreement entered into on April 10, 2020 with Aspire Capital.  During the nine months ended September 30, 2020, we sold 522,504 shares and received net proceeds of $4.0 million under our at-the-market facilities and we sold 125,000 shares and received net proceeds of $0.6 million under our common stock purchase agreement.

Cash Flows

The following table sets forth the significant sources and uses of cash for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash, cash equivalents, and restricted cash, January 1	$42,193	$11,767
Net cash used in operating activities	(32,782)	(24,661)
Net cash provided by investing activities	6,474	16,196
Net cash provided by financing activities	13,882	8,590
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,426)	125
Cash, cash equivalents, and restricted cash, September 30	$29,767	$11,892

Operating Activities

The $8.1 million increase in net cash used in operating activities for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to ibrexafungerp development efforts.  Consistent with our operating plan, we expect that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program and we expect our selling, general and administrative expenses to increase to support a potential commercial launch for the treatment of VVC and our ongoing operations.

Net cash used in operating activities of $32.8 million for the nine months ended September 30, 2020, primarily consisted of the $12.5 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $16.1 million, the gain on change in fair value of the derivative liabilities of $6.7 million, stock-based compensation expense of $1.2 million, amortization of debt issuance costs and discount of $0.9 million, and the loss on extinguishment of debt of $0.8 million, plus a net unfavorable change in operating assets and liabilities of $1.3 million. The net unfavorable change in operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses, and other of $2.8 million and offset in part by a decrease in prepaid expenses, deferred costs, and other of $1.5 million.  The

$2.8 million decrease in accounts payable, accrued expenses, and other was primarily due to the decrease in accounts payable of $1.9 million as of September 30, 2020 and the decrease of $0.6 million in accrued employee bonus compensation as a result of the payment of the 2019 related employee bonus compensation in 2020.  The decrease in prepaid expense, deferred cost, and other of $1.5 million was primarily due to a $1.2 million decrease in prepaid research and development costs associated with drug product shipped during the period.

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

Investing Activities

Net cash provided by investing activities of $6.5 million for the nine months ended September 30, 2020 consisted of purchases and maturities of short-term investments of $14.2 million and $20.7 million, respectively.

Net cash provided by investing activities of $16.2 million for the nine months ended September 30, 2019 consisted of purchases and maturities of short-term investments of $38.5 million and $54.7 million, respectively.

Financing Activities

Net cash provided by financing activities of $13.9 million for the nine months ended September 30, 2020, consisted primarily of gross proceeds from the sale of the April 2020 Notes for $10.0 million and the gross proceeds from the sale of our common stock issued under our at-the-market facilities and common stock purchase agreement of $4.7 million.

Net cash provided by financing activities of $8.6 million for the nine months ended September 30, 2019, consisted primarily of net proceeds from our issuance of common stock and convertible notes.  We received gross proceeds from common stock issued of $10.1 million under our at-the-market agreement with Cantor, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.3 million.  Additionally, pursuant to the note purchase agreement, we issued and sold to Puissance $16.0 million aggregate principal amount of our convertible senior notes, resulting in $14.7 million in net proceeds after deducting an advisory fee and other issuance costs, and we used the net proceeds to pay the remaining outstanding Solar term loan in full.  As part of the payment of the outstanding balance of the Solar term loan, we paid $0.8 million in debt extinguishment costs which comprised the remaining unamortized discount and issuance costs associated with the Solar term loan prior to repayment.

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

Based upon our existing operating plan, we believe that our existing cash and cash equivalents, and the sale of a portion of our New Jersey NOLs, may enable us to fund our operating requirements past a potential PDUFA date in mid-2021 for the treatment of VVC when we expect the FDA to complete the review of the NDA and potentially approve ibrexafungerp for this indication.  These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch ibrexafungerp.  However, we are continually evaluating our operating plan and assessing the optimal cash utilization for our ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015, June 2016, March 2018, and December 2019, as well as through our at-the-market facilities with Cantor and Ladenburg Thalmann, and common stock purchase agreement with Aspire Capital, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2020, we had approximately $29.5 million of cash and cash equivalents. Based upon our existing operating plan, we believe that our existing cash and cash equivalents and the sale of a portion of our New Jersey NOLs, may enable us to fund our operating requirements past a potential PDUFA date in mid-2021 for the treatment of VVC when we expect the FDA to complete the review of the NDA and potentially approve ibrexafungerp for this indication.  This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch ibrexafungerp. We expect that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the filing of this Quarterly Report on Form 10-Q. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. Management’s plans in this regard are described in Note 1 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

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

3.4

Amended and Restated By-Laws (Filed with the SEC as Exhibit 3.4 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here).

4.1	Reference is made to Exhibits 3.1 through 3.3.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2020

By:	/s/ Eric Francois
Eric Francois
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 6, 2020