Form 10-K
period 2020-12-31
SCYNEXIS INC
filed 2021-03-29
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Market on June 30, 2020 was $77,935,551.  Excludes 99,975 shares of the registrant's Common Stock held by executive officers and directors outstanding at June 30, 2020. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 1, 2021, there were 20,622,778 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2020.

SCYNEXIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

RISK FACTOR SUMMARY

Risks and uncertainties we face are set forth in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” The following is a summary of these risk factors:

Risks Relating to Our Financial Condition and Need for Additional Capital

•

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

•

We will continue to require substantial additional capital, and if we are unable to raise capital when needed we would be forced to delay, reduce or eliminate our development program for ibrexafungerp.

•

Our operating activities may be restricted as a result of covenants related to the indebtedness under our senior convertible notes and we may be required to repay the notes in an event of default, which could have a materially adverse effect on our business.

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates For Human Use

•

We cannot be certain that ibrexafungerp will receive regulatory approval, and without regulatory approval we will not be able to market ibrexafungerp. Regulatory approval is a lengthy, expensive and uncertain process, and there is no guarantee that ibrexafungerp will ultimately be approved by the FDA.

•

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we or our current or potential future partners advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

•

We have limited experience in conducting clinical trials and have only submitted one NDA before, and we may be unable to do so for ibrexafungerp in additional indications or any future product candidate we may seek to develop.

•	If ibrexafungerp or any other future product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenue that is generated from their sales will be limited.
•	If resistance to ibrexafungerp develops quickly or cross-resistance with echinocandins becomes more common, our business will be harmed.

•	If we are unable to obtain regulatory approval of both the oral and IV formulations of ibrexafungerp, ibrexafungerp may not achieve broad market acceptance and sales will be limited.
•

Our product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market or otherwise limit their sales.

•

We have never marketed a drug before, and if we are unable to establish an effective sales force and marketing infrastructure or enter into acceptable third-party sales and marketing or licensing arrangements, we may not be able to successfully commercialize ibrexafungerp and any future product candidates we may seek to develop.

•	We expect that ibrexafungerp and any future product candidates we may seek to develop will face competition, and most of our competitors have significantly greater resources than we do.
•

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance in the United States. If there is not sufficient reimbursement for our products, it is less likely that our products will be purchased by patients and/or providers.

Risks Related to Our Dependence on Third Parties

•

We are dependent on our existing third-party collaborations for drug development and to commercialize ibrexafungerp, and if these third-parties do not perform well under these collaborations, or our prospects may be harmed.

•

As we do not intend to own or operate facilities for manufacturing, storage and distribution of drug substance or drug product we are and will be dependent on third parties for the manufacture of ibrexafungerp. If we experience problems with any of these third parties, the commercial manufacturing of ibrexafungerp could be delayed.

Risks Relating to Our Intellectual Property

•

We were dependent on Merck for the establishment of our intellectual property rights related to ibrexafungerp, and if Merck did not establish our intellectual property rights with sufficient scope to protect ibrexafungerp, we may have limited or no ability to assert intellectual property rights to ibrexafungerp.

•	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.
•

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to enforce or protect our rights to, or use, our technology.

Risks Related to Employee Matters and Managing Growth

•	We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
•	We may need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.

Other Risks Relating to Our Business

•	We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.
•	Our internal computer systems, or those used by our contract research organizations or other contractors or consultants, may fail or suffer security breaches.
•	Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.
•	Our research and development activities could be affected or delayed as a result of possible restrictions on animal testing.
•	U.S. and foreign privacy and data protection laws and regulations may impose additional liabilities on us.
•

Our business could be adversely affected by the COVID-19 outbreak, in regions where we or third parties on which we rely have significant concentrations of clinical trial sites, manufacturing facilities, or other business operations.

Risks Relating to Owning Our Common Stock

•	The market price of our common stock may be highly volatile.
•

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

•

Sales of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of our common stock acquired by Aspire Capital could cause the price of our common stock to decline.

REVERSE STOCK SPLIT

On July 16, 2020, we implemented a 1-for-10 reverse stock split of our common stock and decreased the number of authorized shares of our common stock from 250,000,000 shares to 100,000,000 shares.  All share and per share amounts presented in this Annual Report on Form 10-K have been retroactively adjusted for the reverse stock split.

ITEM 1.	BUSINESS

Overview

SCYNEXIS, Inc. is pioneering innovative medicines to potentially help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug-resistant infections.  We are developing our lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (IV)/oral agent for multiple fungal indications in both the community and hospital settings. In December 2020, we announced that we had received the acceptance letter from the U.S. Food and Drug Administration (FDA) for our New Drug Application (NDA) for oral ibrexafungerp for the treatment of vulvovaginal candidiasis (VVC, also known as vaginal yeast infection) with a Prescription Drug User Fee Act (PDUFA) action goal date of June 1, 2021.  The FDA has conditionally approved “Brexafemme” as the brand name for oral ibrexafungerp for vaginal yeast infections. We are also continuing late-stage clinical development for the prevention of recurrent VVC as well as the treatment of life-threatening invasive fungal infections in hospitalized patients.

Ibrexafungerp, the first representative of a novel class of antifungal agents called triterpenoids and designated by the suffix “-fungerp”, is a structurally distinct glucan synthase inhibitor and has shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple in vitro, in vivo, and clinical studies. The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations to ibrexafungerp for the indications of VVC (including the treatment of VVC episodes and the prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications. These designations may provide us with additional market exclusivity and expedited regulatory paths.

Our Platform of Indications

Oral Ibrexafungerp Development Program

We continue to actively advance our clinical programs, leveraging the potential of ibrexafungerp to be a suitable treatment for multiple indications with significant unmet medical needs and considerable commercial opportunities. The following illustration summarizes the status of the indications for oral ibrexafungerp currently being pursued, and the potential NDA approval for the treatment of VVC in June 2021:

Vaginal Yeast Infections — Our most advanced stage of clinical development, targeting both treatment of VVC and prevention of recurrent VVC.

The Phase 3 registration program for the treatment of VVC and prevention of recurrent VVC comprises three multi-center, randomized, double-blind, placebo-controlled trials designed according to FDA guidance to demonstrate superiority of oral ibrexafungerp vs. placebo, as detailed below:

•	Treatment of VVC (VANISH Phase 3 Program)

In December 2020, we announced that we had received the acceptance letter from the FDA for our NDA for ibrexafungerp for the treatment of VVC, also known as vaginal yeast infection, with a PDUFA action goal date of June 1, 2021.  The NDA is supported by positive results from two Phase 3, randomized, double-blind, placebo-controlled, multi-center studies (VANISH-303 and VANISH-306), in which oral ibrexafungerp demonstrated statistically superior efficacy and a favorable tolerability profile in women with VVC.  Additionally, the FDA has communicated that it is not currently planning to hold an advisory committee meeting to discuss the application.  The FDA has conditionally approved “Brexafemme” as the brand name for ibrexafungerp for the treatment of vaginal yeast infections.

•	Prevention of Recurrent VVC

In March 2021, we completed enrollment in the CANDLE study, a Phase 3, multi-center, randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral ibrexafungerp compared to placebo in preventing an acute episode in women with recurrent VVC (defined at least three or more episodes of VVC in the past 12 months, including the episode at screening).  We expect the last-patient/last-visit for the CANDLE study by the end of 2021.  As a result of the COVID-19 pandemic, our timelines for reaching our targeted enrollment size in the CANDLE study were slightly extended and we now anticipate both top-line data and a potential supplemental NDA submission for the prevention of recurrent VVC in the first half of 2022, resulting in a potential approval in late 2022.

The CANDLE study, which is being conducted in female patients age 12 years and older living with recurrent VVC, enrolled 441 subjects from approximately 50 global centers. The primary endpoint of the study is efficacy as measured by the percentage of patients with no recurrences of an acute episode of VVC, up through their test-of-cure (TOC) evaluation at week 24. Secondary endpoints of the study include evaluation of VVC recurrences at other time points up to week 36, time to first recurrence, mycological eradication and quality of life assessments. All patients in the CANDLE study initially received three doses of oral fluconazole to treat their acute VVC episode present at screening. Patients who responded to oral fluconazole for their acute VVC episode were enrolled in the prevention of recurrence phase of the study and randomized to oral ibrexafungerp (300mg BID for one day) or placebo, given one day per month for six months. Patients who failed to sufficiently respond to fluconazole treatment for their acute VVC episode were included in a nested open-label sub-study, in which they were offered a single day of oral ibrexafungerp treatment (300mg BID) for their unresolved VVC infection.  The CANDLE study is being conducted in accordance with an agreement with the FDA under a Special Protocol Assessment (SPA) on the design, trial population, endpoints and statistical analysis of the study.  This SPA provides agreement with the FDA that the Phase 3 protocol design adequately addresses efficacy objectives that, if met, would form the primary basis of a regulatory submission for approval of oral ibrexafungerp for the prevention of recurrent VVC, an indication with no FDA-approved therapies.

Refractory Invasive Fungal Infections (rIFI) —Potential for streamlined development pathway.

Enrollment is ongoing in our rIFI program, which comprises two open-label Phase 3 studies (FURI and CARES) designed to support a potential future NDA submission through the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD).

In March 2021, we announced that a Data Review Committee (DRC) of independent experts assessed the efficacy of oral ibrexafungerp in a third cohort of 33 patients from the FURI study and a first cohort of ten patients from the CARES study. The third interim analysis of the FURI study showed that antifungal activity was consistently positive across all interim analyses with oral ibrexafungerp showing clinical benefit in 30 out 33 patients, and no patients with progression of disease. On an aggregate basis, oral ibrexafungerp showed clinical benefits in 86.5% of patients (64 out 74), with 46 patients achieving a complete or partial response and 18 patients achieving a stable disease response. Of the 74 treated patients, only five did not respond to ibrexafungerp treatment, one patient died of an underlying condition unrelated to the treatment or fungal infection, and four patients were considered indeterminate.  Analysis of the CARES study found that 80% (8 out 10) patients with invasive candidiasis and candidemia due to Candida auris experienced a complete response, one patient died of an underlying condition unrelated to the treatment or fungal infection and one patient was considered indeterminate.  Oral ibrexafungerp exhibited a positive safety profile and was well-tolerated, with gastrointestinal issues cited as the most common treatment-related adverse events. There were no safety signals warranting changes to the studies.  Below is the summary of the aggregate interim analysis for FURI and CARES:

Global Response	Aggregate (FURI) n=74 (%)	CARES n=10 (%)	Aggregate (FURI+CARES) n=84 (%)
Complete or Partial Response or Clinical Improvement	46 (62)	8 (80)	54 (64)
Stable Disease	18 (24)	0 (0)	18 (21)
Total	64 (87)	8 (80)	72 (86)
No Response	6 (8)	1 (10)	7 (8)
Indeterminate	4 (5)	1 (10)	5 (6)

The FURI study is evaluating oral ibrexafungerp as a salvage treatment in patients with a variety of difficult-to-treat mucocutaneous and invasive fungal infections that are refractory to or intolerant of current standards of care, or require a non-azole oral step-down therapy for treatment of azole-resistant species. The CARES study is focused on hospitalized patients with invasive candidiasis caused by the multidrug-resistant Candida auris organism, which is associated with high mortality, and the interim analysis was the first clinical trial data of an investigational treatment against infections caused by Candida auris.  Candida auris has been recently declared an “Urgent Threat” to public health by the Centers for Disease Control and Prevention (CDC) in its report, Antibiotic Resistance Threats in the United States, 2019, as it can be multidrug-resistant, has resulted in high mortality rates (up to 60%), and can be spread from patients (and surfaces) to patients, resulting in hospital outbreaks. The CARES study is intended to provide rapid access to oral ibrexafungerp for patients suffering from this life-threatening infection.

The open-label designs of the FURI and CARES studies permit evaluation of the data on an interim basis to further inform subsequent regulatory steps of the development program. We believe that compelling data from the FURI and/or CARES studies could allow ibrexafungerp to become eligible for the regulatory LPAD, potentially resulting in an NDA submission based on streamlined development. The LPAD was established under the 21st Century Cures Act of 2016, and FDA draft guidance issued in June 2019 suggests smaller, shorter or fewer clinical trials may be appropriate to support approval to treat a serious or life-threatening infection in a limited population with unmet needs. We plan to continue to advance enrollment in the FURI and CARES studies, both in the U.S. and globally. Positive clinical findings from these studies have so far reinforced the potential role of oral ibrexafungerp as a novel therapy to combat severe and difficult-to-treat fungal infections, including multidrug-resistant Candida auris.

Invasive Pulmonary Aspergillosis—Ibrexafungerp in combination with standard of care may represent a significant opportunity to improve outcomes for this high-mortality infection.

Based on promising pre-clinical data from combination use of ibrexafungerp with SoC vs. Aspergillus spp., we are conducting a Phase 2 study (SCYNERGIA study) of oral ibrexafungerp in combination with voriconazole (SoC) in patients with IA. This study is a randomized, double-blind trial with the objective of assessing the safety and efficacy of oral ibrexafungerp in combination with voriconazole, compared to voriconazole alone. We believe that ibrexafungerp’s broad activity against Aspergillus spp., including azole-resistant strains, along with its minimal drug-drug interactions, high tissue penetration into the lungs, and oral formulation allowing for long-term administration, may make it an ideal candidate for use as combination therapy to provide improved outcomes vs. SoC.  Pending successful completion of this study, we anticipate top-line data by the end of 2021.

IV Ibrexafungerp Development Program

Based on promising pre-clinical data of our liposomal IV formulation of ibrexafungerp, we are conducting a Phase 1, randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability, and pharmacokinetics of the IV liposomal formulation of ibrexafungerp in healthy subjects. The study is being conducted in South Africa and dosing started in March 2021.  We expect to provide further updates as the study advances.

Key Milestones

We believe we will potentially achieve the following key milestones in the next 12 months:

•	receive approval of ibrexafungerp for the treatment of VVC by the FDA on the expected PDUFA target action date of June 1, 2021;

•	commercially launch ibrexafungerp in the U.S. for the treatment of vaginal yeast infections, if approved, in the second half of 2021;

•	report development updates on our Phase 1 study of the IV liposomal formulation of ibrexafungerp;

•

provide both top-line data of the Phase 3 CANDLE study and a potential supplemental NDA submission for the prevention of recurrent VVC in the first half of 2022 with a potential approval in late 2022; and

•	provide top-line data of the Phase 2 SCYNERGIA study by the end of 2021.

Our Strategy

Key elements of our strategy include:

•

to further develop ibrexafungerp and obtain regulatory approval in major commercial markets for our key initial indications: treatment of VVC, prevention of recurrent VVC, invasive candidiasis and invasive aspergillosis;

•	to commercialize ibrexafungerp for selected indications in the U.S. through a dedicated commercial team, including field force;

•	to contract with commercial partners to develop and commercialize ibrexafungerp outside of the U.S.;

•	to assess external opportunities for in-licensing to expand our development pipeline and add products for commercialization; and

•	to leverage our strong scientific team to pursue the development of other internal proprietary compounds.

Market Opportunity

Vaginal Yeast Infections

VVC, commonly known as a vaginal yeast infection due to Candida, is the second most common cause of vaginitis. Although these infections are frequently caused by Candida albicans, infections caused by fluconazole-resistant and non-albicans Candida strains, such as Candida glabrata, have been reported to be on the rise.  An estimated 70-75% of women worldwide will have at least one episode of VVC in their lifetime, and 40-50% of them will experience multiple episodes. VVC can be associated with substantial morbidity, including significant genital discomfort (pain, itching, burning), reduced sexual pleasure and activity, psychological distress (stress, depression, anxiety), embarrassment, reduced physical activity, and loss of productivity. Typical VVC symptoms include pruritus, vaginal soreness, irritation, excoriation of vaginal mucosa and abnormal vaginal discharge.

Current treatments for VVC include several topical azole antifungals and oral fluconazole, which is the only orally administered antifungal currently approved for the treatment of VVC in the U.S. and which accounts for over 90% of the prescriptions for VVC written each year, primarily by obstetrician and gynecologist (OGBYN) offices. Fluconazole reported a 55% therapeutic cure rate in its label, which now also includes warnings of potential fetal harm, illustrating the need for new oral alternatives. In addition, there are many women with persistent (chronic) infections, recurrent infections (four or more recurrences in a 12-month period), non-albicans / azole-resistant Candida strains (e.g., Candida glabrata), diabetic patients, especially with poorly controlled glycemia, and obese patients that could potentially benefit from a non-azole treatment.  Currently, there are only azole class treatments available for women suffering from VVC with no approved alternative class in the U.S.  When a patient fails fluconazole therapy, patients typically are treated with more fluconazole or a topical azole.  Women with VVC could benefit from a non-azole, and preferably oral, treatment option.

We believe ibrexafungerp has the potential to address vaginal yeast infections across a broad range of patients and could be an ideal treatment option for many patients for whom current treatment options are suboptimal. Despite yeast infections being so common and prevalent, with millions of women suffering from it every year, it is still an under-appreciated, under-reported, and under-served women’s health condition. There are over 18 million prescriptions written for VVC in the U.S. annually, all of which belong to a single drug class, the azoles.  Additionally, of the 9.5 million women in the U.S. who received a prescription for VVC in the previous year, about 40% of them required multiple prescriptions, illustrating that many patients’ symptoms are not adequately addressed by existing azole treatments.  There has been no new oral treatment for VVC in over 25 years, and we believe health care providers are eager for a novel oral alternative to treat their patients.

Ibrexafungerp, if approved, would be the first and only oral, non-azole treatment for vaginal yeast infections. We believe that ibrexafungerp’s unique combination of features, including being from a novel class with a different mechanism of action, single-day oral dosing, broad spectrum, and fungicidal activity in all Candida species (albicans and non-albicans) including fluconazole-resistant strains, will differentiate it from competing products.

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

Invasive Candidiasis / rIFI

Treatment options for invasive candidiasis are limited to three main drug classes: echinocandins, azoles, and amphotericin B. The echinocandins are considered the first line recommended therapy in most invasive candidiasis settings. Because the echinocandins can be administered only intravenously, orally administered azoles are often used as step-down agents after initial IV echinocandin therapy. However, antifungal treatment duration for invasive candidiasis typically extends for several weeks and patients for whom the azoles are not a suitable therapy due to resistance, intolerance, or risk of drug-to-drug interaction are restricted to use IV therapy for several weeks. Amphotericin B is also only available via IV administration and is associated with a significant risk of renal toxicity and infusion reactions, making it an unsuitable option in settings where there is underlying, or high risk of, renal impairment. Due to significant monitoring issues, Amphotericin B is also less desirable for outpatient parenteral administration. The echinocandins are typically well tolerated but clinical resistance is rising in many centers, due to development of mutations in the fks genes leading to echinocandin resistance and shift species with natural resistance as well as the rise of novel drug resistant species, such as Candida auris. When resistance develops, the available treatment options may be less efficacious or more toxic. The phenomenon of multi-drug resistance is also reported among Candida species, making the management of patients suffering from these infections extraordinarily challenging, considering the very limited treatment options available. Specifically, 90% of Candida auris isolates have been reported to be resistant to at least one antifungal agent and 30% isolates resistant to at least two antifungals.

There is a clear need for new antifungal treatment options for patients with invasive candidiasis that are refractory or intolerant to available therapies as well as for those who would benefit from oral therapy. We believe ibrexafungerp has the potential to address many of these unmet needs by providing a well-tolerated oral antifungal agent, with low risk for drug-drug interactions that has activity against azole-resistant and most echinocandin-resistant strains.

Ibrexafungerp Target Product Profile

Ibrexafungerp, the first agent in a novel antifungal class, acts through the inhibition of the glucan synthase complex, an established target in antifungal therapeutics. Ibrexafungerp is being developed as oral and IV formulations and has demonstrated potent activity against a large collection of medically relevant strains of Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces species.  Additionally, ibrexafungerp has shown in vitro, in vivo and clinical activity against multidrug-resistant organisms such as Candida auris and synergistic/additive activity in combination with isavuconazole against Aspergillus strains.  Ibrexafungerp has unique attributes that define its potential to address significant unmet medical needs and provide considerable commercial opportunities, including:

•	oral bioavailability, unlike other glucan synthase inhibitors, allowing for convenient long-term outpatient use;
•	broad activity against Candida, Aspergillus, Pneumocystis, Coccidioides, Histoplasma and Blastomyces strains;
•	distinct chemical structure from other glucan synthase inhibitors, providing a unique spectrum of activity and pharmacokinetic profile;
•	activity against azole-resistant and most echinocandin-resistant Candida strains, including Candida auris and multidrug-resistant strains;
•	activity against azole-resistant Aspergillus strains;
•	fungicidal (i.e., killing the fungi) capabilities against Candida species compared to azoles, which are fungistatic (i.e., only inhibiting the growth of fungi);
•	high tissue penetration, allowing high concentrations in the organs commonly affected by fungal infections;
•	generally well tolerated with over 1,200 subjects and patients exposed; and
•	20-hour half-life with a low risk of drug-drug interactions.

We believe that ibrexafungerp, if approved, has the potential to address significant gaps with commercially available therapies in the following indications:

•	treatment of vaginal yeast infections, including prevention of recurrent infections;
•	invasive candidiasis (including resistant infections);
•	invasive aspergillosis (including resistant infections); and
•	refractory invasive fungal infections.

In the future, we may also consider other indications for ibrexafungerp for which longer oral antifungal regimens are typically needed and would benefit from the broad-spectrum activity, favorable safety profile and low potential for drug-drug interactions, including for the treatment of chronic fungal infections and for prophylaxis.

Given our stage of development, we have not yet established an operational commercial organization or distribution capabilities and we are in the process of assessing our global commercial strategy.  Given the June 1, 2021 PDUFA date for the treatment VVC indication, we have been rapidly building the commercial organization including talent, operational infrastructure, processes and IT and data capabilities. We have also been putting in place an ecosystem of key sales, marketing, market access, distribution, and patient support partners to ensure an agile, omnichannel commercial model that will provide a positive experience for both patients and healthcare providers.

For the treatment and prevention of vaginal yeast infections, we anticipate that prescribing physicians will mostly be obstetricians, gynecologists, and nurse practitioners. In February 2021, we partnered with a third-party commercial sales organization, Amplity, Inc., for the potential upcoming commercial launch of ibrexafungerp for the treatment of VVC in the U.S.  We will utilize Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operation services.  Amplity is deferring a portion of its direct service costs in the first two years (2021 and 2022), up to a cap, which we will repay over three years starting in 2023. Amplity has the potential to earn a performance-based success fee, up to a cap, in the 2023-2025 timeframe by exceeding certain revenue targets. Each party retains the right to terminate the agreement upon notice to the other party.

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

Azoles. Noxafil® (posaconazole) marketed by Merck and Cresemba® (isavuconazole), approved in the U.S. and other global markets and marketed by Astellas in the U.S.; Diflucan® (fluconazole), Pfizer, off-patent with multiple generics, Terazol (terconazole), Jannsen, off-patent with multiple generics, Gynazole (butoconazole), Perrigo, off patent with multiple generics

Echinocandins.  Cancidas® (caspofungin), a product that became generic in March 2017.  Pfizer also markets the echinocandin Eraxis® (anidulafungin) and Astellas markets the echinocandin Mycamine® (micafungin); and

Polyenes.  AmBisome® (liposomal amphotericin B), a product sold by Gilead in Europe, by Astellas in the U.S. and by Dainippon-Sumitomo in Japan.

Pfizer, Merck, Astellas, and Gilead are all large pharmaceutical companies with significant experience and financial resources in the marketing and sale of specialty pharmaceuticals. Various other producers market and sell generic oral voriconazole, fluconazole and itraconazole.

The VVC market has three generic prescription agents, fluconazole (oral), terconazole and butoconazole (topical), manufactured by multiple generic companies. There is limited to no marketing to support these generic products.

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

We believe that ibrexafungerp has the ability to perform well in the future fungal infection market given the sparse competitive marketplace, the unmet medical need, and the often high mortality rate of many of these infections.  The key competitive factors affecting the success of ibrexafungerp, if approved, are likely to be its efficacy, safety, convenience, use in outpatient settings, the level of generic competition and the availability of reimbursement from government and other third-party payors. If approved, we believe that ibrexafungerp’s unique features, including being from a novel antifungal class, broad-spectrum of activity including resistant strains, IV and oral formulations, fungicidal activity versus Candida, high tissue penetration, and favorable safety profile, will differentiate it from competing products and allow premium pricing to generics and other competing products.

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

Manufacturing and Supply of Ibrexafungerp

We have agreements with external vendors that are capable of supplying drug substance and of producing drug product to support ongoing and planned clinical trials, as well as for planned commercial launch. However, we do not own or operate and do not intend to own or operate facilities for manufacturing, storage and distribution, or testing of drug substance or drug product. We have relied on third-party contract manufacturers for synthesis of our clinical compounds and manufacture of drug product. We expect to continue to rely on either existing or alternative third-party manufacturers to supply ibrexafungerp for ongoing and planned clinical trials and for commercial production.

Ibrexafungerp is a semi-synthetic compound. Thus, the manufacturing process for ibrexafungerp involves fermentation and synthetic chemical steps. The synthetic process does not require any specialized equipment and uses readily sourced intermediates. At commercial scale, we expect cost of goods for ibrexafungerp to be similar to that of other small molecule drugs. We have negotiated agreements with our primary contract manufacturers to produce both drug product and drug substance for our current clinical and commercial needs. In the future, we plan to qualify secondary suppliers to establish a secure supply chain to support commercialization.

We estimate our supplies on hand as well as those we plan to produce for the oral formulation of ibrexafungerp are sufficient to supply our ongoing and planned clinical trials as well as our anticipated commercial launch for the treatment of VVC, if approved, in the second half of 2021.  Manufacture of additional supplies of ibrexafungerp drug substance is planned to support any further optimization of either the oral or IV formulations, if needed. Additional batches of both oral and IV ibrexafungerp drug product will be manufactured as needed to support the subsequent stages of our clinical development plan and commercial supply requirements.

A drug manufacturing program subject to extensive governmental regulations requires robust quality assurance systems and experienced personnel with the relevant technical and regulatory expertise as well as strong project management skills. We believe we have a team that is capable of managing these activities.

The primary third-party vendors  with which we have agreements in place to support manufacturing and supply both for clinical development and commercial launch have the required capabilities with respect to facilities, equipment and technical expertise, quality systems that meet global regulatory and compliance requirements, satisfactory regulatory inspection history from relevant health authorities and proven track records in supplying drug substance and drug product for late-stage clinical and commercial use.

Collaborations and Licensing Agreements Associated with Our Core Drug Development Operations

We have a number of licensing and collaboration agreements associated with our core drug development operations, including the following:

Merck

We initially discovered and developed ibrexafungerp through a research collaboration with Merck Sharp & Dohme Corp. (Merck), a subsidiary of Merck & Co., Inc. In May 2013, Merck transferred to us all development and commercialization rights for ibrexafungerp (also known as MK-3118). This decision was made following a review and prioritization of Merck’s infectious disease portfolio. Under the terms of the agreement, we received all human health rights to ibrexafungerp, including all related technical documents, preclinical data, data from the seven Phase 1 trials conducted by Merck, and drug product and drug substance.  The agreement continues until expiration of all royalty obligations. The agreement may be terminated if either party is in material breach and fails to remedy the breach after receiving written notice. In January 2014, Merck assigned the patents to us related to ibrexafungerp that it had exclusively licensed to us. Under the terms of the patent assignment, Merck no longer has responsibility to maintain the patents. Merck was originally eligible to receive milestones upon initiation of a Phase 3 clinical study, NDA submission and marketing approvals in each of the U.S., major European markets and Japan that could total up to $19 million.  In addition, Merck will receive tiered royalties based on worldwide sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits of net sales, and we expect to pay royalties on net sales of ibrexafungerp to Merck for no more than ten years from first commercial launch, on a country-by-country basis.

In December 2014, we entered into an amendment to the license agreement with Merck that defers the remittance of a milestone payment due to Merck, such that no amount will be due upon initiation of the first phase 2 clinical trial of a product containing the ibrexafungerp compound (the Deferred Milestone). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that will be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2019, we entered into second and third amendments to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of a milestone payment.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and it was paid in March 2019.

On December 2, 2020, we entered into a fourth amendment to the license agreement with Merck. The amendment eliminates two cash milestone payments that we would have paid to Merck upon the first filing of a NDA, triggered by the FDA acceptance for filing of our NDA for ibrexafungerp for the treatment of VVC, and first marketing approval in the U.S., anticipated in June 2021 for our NDA for ibrexafungerp for the treatment of VVC.  These cash milestone payments would have been creditable against future royalties owed to Merck on net sales of ibrexafungerp. With the amendment, these milestones will not be paid in cash and, accordingly, credits will not accrue. Pursuant to the amendment, we will also forfeit the credits against future royalties that had accrued from a prior milestone payment already paid to Merck. All other key terms of the license agreement are unchanged.

Hansoh

In February 2021, we entered into an Exclusive License and Collaboration Agreement (the Agreement) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, Hansoh), pursuant to which we granted to Hansoh an exclusive license to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan. Under the terms of the Agreement, Hansoh shall be responsible for the development, regulatory approval and commercialization of ibrexafungerp in Greater China. We received a $10.0 million upfront payment and will also be eligible to receive up to $112.0 million in development and commercial milestones, plus low double-digit royalties on net product sales. The obligation to pay royalties with respect to sales in a specified region will continue until the later of the date of expiration of all intellectual property and regulatory exclusivity for the product in the region and ten years from the first commercial sale, unless earlier terminated by Hansoh with advanced notice for convenience or under other specified circumstances.

R-Pharm

In August 2013, we entered into an agreement with R-Pharm, CJSC (R-Pharm), a leading supplier of hospital drugs in Russia, granting them exclusive rights to develop and commercialize ibrexafungerp in the field of human health in Russia, Turkey, and certain Balkan, Central Asian, Middle Eastern and North African countries. We retained the right to commercialize ibrexafungerp in the Americas, Europe, and Asia.  In November 2014, we entered into a supplemental arrangement with R-Pharm, whereby R-Pharm was informed of the modified IV formulation development plan and R-Pharm agreed to reimburse us for specifically identified IV formulation development and manufacturing costs incurred by us.  We received a non-refundable upfront payment of $1.5 million from R-Pharm in August 2013 which was recognized over a period of 70 months and is fully amortized.

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

After evaluating the NDA and all related information, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application.

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

The GAIN Act is intended to encourage development of new antibacterial and antifungal drugs for the treatment of serious or life-threatening infections by providing certain benefits to sponsors, including extended exclusivity periods, fast track and priority review. To be eligible for these benefits a product in development must seek and be awarded designation as a Qualified Infectious Disease Product (QIDP).

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

Post Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications, manufacturing changes or other labeling claims, are subject to further testing requirements and prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as application fees for supplemental applications with clinical data.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, require that post‑approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post‑marketing studies or surveillance programs.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third‑party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications. However, pharmaceutical companies may share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting their promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant civil, criminal and administrative liability.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (HHS) such as the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the federal and state anti-fraud and abuse laws, false claims laws, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and payment transparency laws. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including civil, criminal and administrative sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, integrity oversight and reporting obligations, and contractual damages.

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

Pharmaceutical Coverage, Pricing and Reimbursement and Health Care Reform

Our ability to commercialize our product candidates successfully will depend in part on the extent to which the United States and foreign governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product candidates and related treatments. In many of the markets where we would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms.  In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. One third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly.

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

In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system to contain costs, improve quality, and expand access to care. For example, in the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, the United States Supreme Court is currently reviewing the constitutionality of the Affordable Care Act. There also has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent executive orders, Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

As of March 1, 2021, we are the owner of ten issued U.S. patents and more than 125 issued non-U.S. patents with claims to novel compounds, compositions containing them, processes for their preparation, and their uses as pharmaceutical agents, with terms expiring between 2027 and 2035. Of these patents, four U.S. patents relate to ibrexafungerp. We are actively pursuing six U.S. patent applications and many non-U.S. patent applications in multiple jurisdictions worldwide.

Ibrexafungerp is protected by an issued composition of matter patent (U.S. Patent No. 8,188,085) in the United States, which expires in 2030, and we will have ten to twelve years of regulatory exclusivity in the U.S.  Based on our current development plan, we believe that an additional term of up to five years for the ibrexafungerp composition of matter U.S. patent may result from the patent term extension provision of the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). The composition of matter is covered by a patent in more than 60 jurisdictions, with 10 patent applications pending, worldwide.  Three patents related to ibrexafungerp salts and polymorphs, including the citrate salt currently under development, have issued, with expiration expected in 2035.  Additional patent applications related to ibrexafungerp’s formulations and use as an antifungal agent have been filed and are currently pending. If granted, the new patent families could extend the patent protection for certain ibrexafungerp formulations or uses up to 2040.  For this and more comprehensive risks related to our proprietary technology and processes, please see the section on “Risk Factors-Risks Relating to Our Intellectual Property.”

Employees

As of March 1, 2021, we had 38 employees, all of whom were employed on a full-time basis. Our employees are engaged in administration, accounting and finance, research, clinical development, manufacturing, and business development functions. We believe our relations with our employees are good.

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

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including a net loss of $55.2 million for the year ended December 31, 2020.  As of December 31, 2020, we had an accumulated deficit of approximately $326.6 million.  On a prospective basis, our strategic focus, along with the commitment of our financial resources, will be directed towards the development and potential commercialization of ibrexafungerp, our lead product candidate.  We had cash and cash equivalents of $93.0 million as of December 31, 2020.  Based upon our existing operating plan, we believe that our existing cash and cash equivalents, the sale of a portion of our New Jersey NOLs, the upfront payment from Hansoh, and anticipated sales of Brexafemme will enable us to fund our operating requirements into 2023, although there can be no assurances that we will be able to continue our operations on a long-term basis.  We have suffered substantial losses from operations since inception and will require additional financing.

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
•

delays in the timing of submission of any new drug application, or NDA, or supplement thereto, as well as commencement, enrollment and the timing of clinical testing, of ibrexafungerp or any other product candidates we may seek to develop;

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate, the timing of the submission of our planned NDAs could be delayed, and any potential product approval could be delayed. Based upon our existing operating plan, we believe that our existing cash and cash equivalents, the sale of a portion of our New Jersey NOLs, the upfront payment from Hansoh, and anticipated sales of Brexafemme will enable us to fund our operating requirements into 2023; provided, however, that changing circumstances may cause us to consume cash more rapidly than we currently anticipate. We may need to raise additional funds from additional issuances of equity and/or debt securities or otherwise obtain funding through strategic alliances or collaborations with third parties. In any event, we will require additional capital to complete development of, to seek regulatory approval for and, if approval is obtained, to commercialize ibrexafungerp and any future product candidates we may seek to develop.

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

On March 7, 2019, we entered into a senior convertible note purchase agreement with Puissance Life Science Opportunities Fund VI (Puissance), pursuant to which we issued and sold to Puissance $16 million of our 6.0% senior convertible notes due 2025, and on April 9, 2020, we entered into a senior convertible note purchase agreement with Puissance pursuant to which we issued and sold to Puissance $10 million of our 6.0% senior convertible notes due 2026.

We may be required to repay the outstanding notes if an event of default occurs under the note purchase agreements.  Under the note purchase agreements, an event of default will occur if, among other things: we fail to make payments under the note purchase agreement; we breach any of our covenants under the note purchase agreements, subject to specified cure periods with respect to certain breaches; or we or our subsidiaries become subject to bankruptcy, insolvency or reorganization proceedings.  We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates For Human Use

We cannot be certain that ibrexafungerp will receive regulatory approval, and without regulatory approval we will not be able to market ibrexafungerp. Regulatory approval is a lengthy, expensive and uncertain process.

Our ability to generate significant revenue related to ibrexafungerp sales will depend on the successful development and regulatory approval of ibrexafungerp. We expect that the earliest that we could obtain regulatory approval of ibrexafungerp and commence commercialization of ibrexafungerp will be in June 2021, if at all.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development and commercialization of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market product candidates in the United States until and unless we receive approval of an NDA from the FDA. Although we have submitted an NDA for ibrexafungerp for the treatment of VVC, have not yet received regulatory approval of our NDA for this indication.  We have not submitted an NDA for ibrexafungerp for the prevention of recurrent VVC or for the treatment of refractory invasive fungal infections, invasive pulmonary aspergillosis or any other indications. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The product development and regulatory review process typically takes years to complete, involves numerous uncertainties and the potential for concerns to emerge late in the development process, and approval is never guaranteed. Even if a product is approved, as we expect will occur for our NDA for ibrexafungerp for the treatment of VVC, the FDA may limit the indications for which the product may be used, require extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate, including the imposition of a Risk Evaluation and Mitigation Strategy, or REMS. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of a product candidate, once obtained, may be withdrawn. If ibrexafungerp or any of our other wholly-owned or partnered product candidates do not receive timely regulatory approval, or fail to maintain that regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, the submission of our NDA or the receipt of regulatory approval does not assure commercial success of any approved product.

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

We do not know whether our current clinical trials of ibrexafungerp will be completed on schedule or at all, or whether any future clinical trials of ibrexafungerp or any future product candidates we may seek to develop will be allowed to commence or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

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

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product application, or approval of a supplemental application to add a new indication or other changes, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval, or approval of supplemental applications for new indications or other changes. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If ibrexafungerp or any future product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of our completed, ongoing or planned Phase 2 and Phase 3 clinical trials of ibrexafungerp do not achieve, to the satisfaction of regulators, the primary efficacy endpoints and demonstrate an acceptable level of safety, the prospects for approval of ibrexafungerp would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including differences in trial protocols and design, differences in size and type of the patient populations, adherence to the dosing regimen and the rate of dropout among clinical trial participants. Further, the patients taking ibrexafungerp often have other significant medical issues, such as organ transplants, cancer or other conditions in which their immune systems are suppressed, which makes it difficult to measure the effect of ibrexafungerp in the presence of these medical issues. We do not know whether our NDA for ibreaxfungerp for the treatment of VVC will be approved, or whether any Phase 2, Phase 3 or other clinical trials we or any partners may conduct will demonstrate consistent and/or adequate efficacy and safety to obtain regulatory approval to market ibrexafungerp and any future product candidates we may seek to develop.

We have limited experience in conducting clinical trials and have only submitted one NDA before, and we may be unable to do so for ibrexafungerp in additional indications or any future product candidate we may seek to develop.

Merck completed seven Phase 1 clinical trials of ibrexafungerp and we have completed 13 Phase 1 clinical trials, four Phase 2 trials, and have initiated five Phase 3 trials, two of which have been completed and three of which are ongoing. We are planning to conduct additional Phase 1, Phase 2, and Phase 3 clinical trials of ibrexafungerp. The conduct of successful Phase 2 and Phase 3 clinical trials is essential in obtaining regulatory approval, and the submission of a successful NDA is a complicated process. We have limited experience in preparing and submitting regulatory filings, have previously only sponsored four Phase 2 clinical trials and five Phase 3 clinical trials, and we have only submitted one NDA. Consequently, we may be unable to successfully and efficiently execute and complete our ongoing and planned clinical trials in a way that is acceptable to the FDA and leads to an approval of ibrexafungerp or any future product candidate we may seek to develop. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we may seek to develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing ibrexafungerp or any future product candidate we may develop.

The environment in which our regulatory submissions may be reviewed changes over time, which may make it more difficult to obtain regulatory approval of any of our product candidates we may seek to develop or commercialize.

The environment in which regulatory submissions are reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and although we have PDUFA date for our NDA submission for ibrexafungerp for the treatment of VVC, we cannot predict the review time for any other submission with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risks of certain drug products, regulatory authorities, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk evaluation and mitigation strategies that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from preclinical studies and clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense, a delay or failure in obtaining approval or approval for a more limited indication or conditions of use than originally sought.

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

Although we have a PDUFA date for our NDA submission for ibrexafungerp for the treatment of VVC, it is impossible to predict when or if ibrexafungerp for other indications or any other product candidate we may seek to develop will prove effective or safe, or whether we will receive marketing approval for ibrexafungerp for the treatment of VVC or other indications, or for any other products we may seek to develop. Unforeseen side effects from any product candidates could arise either during clinical development or, if approved, after the product has been marketed. The most commonly reported adverse events after oral administration of ibrexafungerp have been gastrointestinal (GI) events (i.e., nausea, diarrhea, vomiting).  The gastrointestinal events reported have typically been transient (i.e., short duration), mild or moderate and not leading to discontinuation.  The most commonly reported adverse events after IV administration of ibrexafungerp have been local reactions at the site of infusion.  During our Phase 1 IV program in healthy volunteers, aimed to expand the safety margin that would allow greater flexibility of dosing options in patients, we observed three mild-to-moderate thrombotic events in healthy volunteers receiving the IV formulation of ibrexafungerp at the highest doses and highest concentrations in a Phase 1 study.  These events were reported to FDA as 15-day alert reports because they were unexpected and required anticoagulant therapy.

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

On March 2, 2017, we announced that the FDA had placed a clinical hold on our IV formulation, instructing us to hold the initiation of any new clinical studies with our IV formulation until the FDA completes a review of all available pre-clinical and clinical data of the IV formulation of ibrexafungerp.  In January 2018, we announced encouraging pre-clinical results for the prototype liposomal IV formulation of ibrexafungerp, showing improved local tolerability profile at the infusion site in head-to-head pre-clinical evaluations with the cyclodextrin-based IV formulation. In August 2018, we announced that as part of our development plans, the process for the liposomal formulation was transferred for scale-up purposes at a manufacturing site intended to provide clinical supplies. Additional preclinical evaluations were performed with the scaled-up formulation, which unexpectedly revealed differences in tolerability at the injection site, delaying advancement of the IV product into human trials. As it is generally recognized that changes to manufacturing processes and/or scale-up can impact the characteristics of drug products, particularly for more technically complex formulations such as liposomal products, we are currently working with our vendors and CMC experts to enable us to resume the pre-IND pre-clinical activities for the IV formulation of ibrexafungerp in the U.S.  If the FDA does not permit us to initiate new clinical studies with our IV formulation, we will not be able to develop and commercialize an IV formulation of ibrexafungerp, which would harm our business prospects.  We are currently conducting a Phase 1, randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability, and pharmacokinetics of the IV liposomal formulation of ibrexafungerp in healthy subjects. The study is being conducted in South Africa and dosing started in March 2021.

Preclinical findings in the future could trigger the need to evaluate or monitor for specific potential safety concerns in clinical trials. The results of our Phase 1 clinical trial in South Africa and any future clinical trials may show that ibrexafungerp and any future product candidates we may seek to develop cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or may lead us to abandon their development altogether.

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

We currently do not have any sales, distribution and marketing capabilities, the development of which will require substantial resources and will be time consuming. The costs incurred in the development of these capabilities, either internally or through a third-party contract sales organization, would be incurred in advance of any approval of a product candidate. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish our sales force and marketing capability, our operating results may be adversely affected. In addition, in February 2021 we entered into an agreement with Amplity, Inc., for the potential upcoming commercial launch of ibrexafungerp for the treatment of VVC in the U.S., and will utilize Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operation services.  However, if Amplity does not perform under this agreement in the manner we expect, or Amplity were to terminate this agreement, this would significantly impair or delay our ability to commercialize ibrexafungerp for the treatment of VVC in the U.S. if approved.  Further, we currently have a development license and supply agreement with R-Pharm, a leading supplier of hospital drugs in Russia, pursuant to which we license to R-Pharm rights to develop and commercialize ibrexafungerp in the field of human health in Russia and certain smaller non-core markets. We plan to enter into additional sales and marketing or licensing arrangements with third parties for international sales of any approved products. If we are unable to enter into or maintain any such arrangements on acceptable terms, or at all, or these entities fail to perform as we intend under these agreements, we may be unable to market and sell ibrexafungerp or any future product candidates we may seek to develop in these markets.

We expect that ibrexafungerp and any future product candidates we may seek to develop will face competition, and most of our competitors have significantly greater resources than we do.

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. There are many foreign and domestic pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as ibrexafungerp and any future product candidates we may seek to develop. We expect any products we develop to compete on the basis of, among other things, product efficacy, lack of significant adverse side effects and convenience and ease of treatment. For example, ibrexafungerp will compete against current leading antifungal drugs, including voriconazole from the azole class, caspofungin from the echinocandin class, and liposomal amphotericin B from the polyenes class, many of which are currently available in generic form, or expected to be available in generic form at the time ibrexafungerp might be approved.

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

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors.  As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Furthermore, the market for our product candidates may depend on access to third-

party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Industry competition to be included in such formularies results in downward pricing pressures on pharmaceutical companies. Third-party payors may refuse to include a particular branded drug in their formularies when a competing generic product is available. The adoption of certain payment methodologies by third-party payors may limit our ability to profit from the sale of ibrexafungerp. For example, under Medicare, hospitals are reimbursed under an inpatient prospective payment system. This pricing methodology provides a single payment amount to hospitals based on a given diagnosis-related group. As a result, with respect to Medicare reimbursement for services in the hospital inpatient setting, hospitals could have a financial incentive to use the least expensive drugs for the treatment of invasive fungal infections, particularly the IV formulations of these drugs, as they are typically administered in the hospital, which may significantly impact our ability to charge a premium for ibrexafungerp.

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

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting healthcare industry, including reforms related to the payment for, the availability of and reimbursement for healthcare services in the United States, including pharmaceutical products. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs.

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act. The Affordable Care Act is designed to expand access to affordable health insurance, control healthcare spending, and improve healthcare quality. The law included provisions to, among other things, tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse, and incentives to state Medicaid programs to expand their coverage and services. It also imposed an annual tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs.” There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act.  For example, President Trump signed several executive orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act.  Concurrently, Congress considered legislation to replace or repeal and replace all or part of the Affordable Care Act.  While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on certain high cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018 (BBA) among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden Administration will impact the Affordable Care Act and our business.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.  For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the new presidential administration. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could have a negative impact on our sales of any future approved products. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

We are subject to regulation by other regional, national, state and local agencies, including the Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies. Violations of any of such laws and regulations could result in significant penalties being assessed against us.

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

The federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalties law, prohibit any person from, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses and have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, which impose certain obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information on “covered entities,” such as certain healthcare providers, health plans, and healthcare clearinghouses and their respective “business associates,” as well as their covered subcontractors, that perform services for them, which involve the creation, receipt, use, maintenance, transmission or disclosure of, individually identifiable health information for or on behalf of a covered entity.

The Physician Payments Sunshine Act, created under the Affordable Care Act, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

Compliance with various federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include significant administrative, civil and criminal penalties, including monetary fines, exclusion from participation in federal health care programs, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, disgorgement, criminal fines, imprisonment, contractual damage, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities or those of our commercial partners could be subject to challenge under one or more of these laws. Such a challenge could have a material adverse effect on our business and financial condition and growth prospects.

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

Risks Related to Our Dependence on Third Parties

We are dependent on our existing third-party collaboration with Amplity, Inc. to commercialize ibrexafungerp for the treatment of VVC in the U.S., and if Amplity is not successful in commercializing ibrexafungerp in the U.S., we may not be successful in commercializing ibrexafungerp in the U.S.

In February 2021, we entered into an agreement with Amplity, Inc., for the potential upcoming commercial launch of ibrexafungerp for the treatment of VVC in the U.S., and will utilize Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operation services.  However, if Amplity does not perform under this agreement in the manner we expect, or Amplity were to terminate this agreement, this would significantly impair or delay our ability to commercialize ibrexafungerp for the treatment of VVC in the U.S. if approved.

We are dependent on our existing third-party collaboration with Hansoh to commercialize ibrexafungerp in the Greater China region, and if Hansoh is not successful in commercializing ibrexafungerp in these areas, we will lose a significant source of potential revenue.

We currently have an exclusive license and collaboration agreement with Hansoh who will pay us milestone payments upon the achievement of specified development and commercial milestones.  In addition, Hansoh will pay us royalties upon sales of ibrexafungerp by Hansoh. We are relying on Hansoh to commercialize ibrexafungerp in the Greater China area, including mainland chaina, Hong Kong, Macau, and Taiwan, and if Hansoh is not able to commercialize ibrexafungerp in those countries, or determines not to pursue commercialization of ibrexafungerp in those countries, we will not receive any milestone or royalty payments under the agreement.

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

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, a portion of our strategy is to license to third parties rights to develop and commercialize product candidates, including candidates we have discovered other than ibrexafungerp, and if these third parties do not perform under our agreements with them, we will not receive any revenue from these collaborations. For example, we currently have a development license and supply agreement with R-Pharm, pursuant to which we license to R-Pharm rights to develop and commercialize ibrexafungerp in the field of human health in Russia and certain smaller non-core markets, and if ibrexafungerp receives marketing approval, we may enter into additional sales and marketing arrangements with third parties for international sales. If we are unable to enter into any of these arrangements on acceptable terms, or at all, we may be unable to market and sell ibrexafungerp and any future product candidates we may seek to develop in certain markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of product candidates. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product candidate. Our collaboration partner may not devote sufficient resources to the commercialization of product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for product candidates, we could face increased costs, we may be forced to limit the number of product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

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

As of March 1, 2021, we had 38 employees.  If the FDA approves our NDA for ibrexafungerp for the treatment of VVC, as we expect to occur in June 2021, we will need to increase our marketing, sales and administrative headcount to manage the commercialization of ibrexafungerp for the treatment of VVC. Further, as we advance ibrexafungerp through preclinical studies, clinical trials and commercialization for other indications, we will need to increase our product development, scientific, marketing, sales and administrative headcount to manage these efforts. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

The trading price of our common stock may be volatile. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this report, may have a significant impact on the market price of our common stock:

•	whether or not our NDA for ibrexafungerp for the treatment of VVC is approved, denied or delayed by the FDA;
•	the results of our preclinical testing or clinical trials;
•	the ability to obtain additional funding;
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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales may also result in new investors gaining rights superior to our existing stockholders.  For example, in March 2019 and April 2020, we issued and sold $16 million and $10 million, respectively, of 6.0% convertible senior notes. The holders may convert their convertible notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 (for the notes issued in March 2019) and April 15, 2026 (for the notes issued in April 2020). Upon conversion of the convertible notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. Holders who convert may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock.  In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its convertible notes in connection with such a corporate event.  To the extent holders of these notes convert the notes, our stockholders may experience substantial dilution.

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

We may issue and sell to Aspire Capital from time to time pursuant to the common stock purchase agreement an aggregate amount of up to $20.0 million of shares of common stock. It is anticipated that shares offered to Aspire Capital will be sold over a period of up to 30 months from April 2020. The number of shares ultimately offered for sale to Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the common stock purchase agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the common stock purchase agreement may cause the trading price of our common stock to decline.

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

Stockholders

As of March 1, 2021, there were approximately 51 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We did not purchase any of our securities during the fourth quarter of 2020.

ITEM 6.	SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the year ended December 31, 2020, are not necessarily indicative of results that may occur in future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

Overview

SCYNEXIS, Inc. is pioneering innovative medicines to potentially help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug-resistant infections.  We are developing our lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (IV)/oral agent for multiple fungal indications in both the community and hospital settings. In December 2020, we announced that we had received the acceptance letter from the U.S. Food and Drug Administration (FDA) for our New Drug Application (NDA) for oral ibrexafungerp for the treatment of vulvovaginal candidiasis (VVC, also known as vaginal yeast infection) with a Prescription Drug User Fee Act (PDUFA) action goal date of June 1, 2021.  The FDA has conditionally approved “Brexafemme” as the brand name for oral ibrexafungerp for vaginal yeast infections. We are also continuing late-stage clinical development for the prevention of recurrent VVC as well as the treatment of life-threatening invasive fungal infections in hospitalized patients.

Ibrexafungerp, the first representative of a novel class of antifungal agents called triterpenoids and designated by the suffix “-fungerp”, is a structurally distinct glucan synthase inhibitor and has shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple in vitro, in vivo, and clinical studies. The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations to ibrexafungerp for the indications of VVC (including the treatment of VVC episodes and the prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications. These designations may provide us with additional market exclusivity and expedited regulatory paths.

Ibrexafungerp Update

We recently announced that the FDA has accepted for filing our NDA for ibrexafungerp for the treatment of VVC, also known as vaginal yeast infections. The FDA has granted this application Priority Review, a designation which is granted to applications for potential drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment of serious conditions when compared to standard applications.  Under the PDUFA, the FDA has set a target action date of June 1, 2021. Additionally, the FDA has communicated that it is not currently planning to hold an advisory committee meeting to discuss the application.  The NDA is supported by positive results from two Phase 3, randomized, double-blind, placebo-controlled, multi-center studies (VANISH-303 and VANISH-306), in which oral ibrexafungerp demonstrated statistically superior efficacy and a favorable tolerability profile in women with VVC.

Enrollment is complete in the CANDLE study, a Phase 3, multi-center, randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral ibrexafungerp for the prevention of recurrent VVC, for which there is no approved therapy in the U.S.  As a result of the COVID-19 pandemic, our timelines for reaching our targeted enrollment size in the CANDLE study were slightly extended and we now anticipate both top-line data and a potential supplemental NDA submission for the prevention of recurrent VVC in the first half of 2022, resulting in a potential approval in late 2022.

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

We have successfully completed preclinical testing of our liposomal IV formulation of ibrexafungerp and we are advancing the program into human trials in healthy volunteers. The first trial is being conducted as a Phase 1, randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability, and pharmacokinetics of the IV liposomal formulation of ibrexafungerp in healthy subjects. The study is being conducted in South Africa and dosing started in March 2021.

Corporate Update

On December 2, 2020, we amended our license agreement with Merck Sharp & Dohme Corp. (Merck), dated May 24, 2013.  The amendment eliminates two cash milestone payments that we would have paid to Merck upon the first filing of a NDA, triggered by the FDA acceptance for filing of our NDA for ibrexafungerp for the treatment of VVC, and first marketing approval in the U.S., anticipated in June 2021 for our NDA for ibrexafungerp for the treatment of VVC.  Such cash milestone payments would have been creditable against future royalties owed to Merck on net sales of ibrexafungerp. With the amendment, these milestones will not be paid in cash and, accordingly, credits will not accrue. Pursuant to the amendment, we will also forfeit the credits against future royalties that it had accrued from a prior milestone payment already paid to Merck. All other key terms of the license agreement are unchanged.

On December 17, 2020, we completed a public offering (the December 2020 Public Offering) of our common stock and warrants pursuant to our effective shelf registration.  We sold an aggregate of (a) 8,340,000 shares of our common stock, par value $0.001 per share, (b) pre-funded warrants, in lieu of common stock, to purchase 5,260,000 shares of our common stock, par value $0.001 per share, and (c) two series of warrants, which will accompany the common stock or pre-funded warrants, to purchase up to an aggregate of 13,600,000 shares of our common stock and received approximately $79.5 million in net proceeds.

In February 2021, we partnered with Amplity Inc. (Amplity) for the potential upcoming commercial launch of ibrexafungerp for the treatment of VVC.  Under the terms of the 5-year agreement, we will utilize Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operations services.  We will maintain full ownership of ibrexafungerp and control of all strategic aspects of the launch. Amplity is deferring a portion of its direct service costs in the first two years (2021 and 2022), which we will repay over three years starting in 2023.  Amplity has the potential to earn a performance-based success fee in the 2023-2025 time frame by exceeding certain revenue targets.

On February 11, 2021, we entered into an Exclusive License and Collaboration Agreement (the Agreement) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, Hansoh), pursuant to which Hansoh obtains an exclusive license from us to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan. Under the terms of the Agreement, Hansoh shall be responsible for the development, regulatory approval and commercialization of ibrexafungerp in Greater China. We received a $10.0 million upfront payment and will also be eligible to receive up to $112.0 million in development and commercial milestones, plus low double-digit royalties on net product sales. The obligation to pay royalties with respect to sales in a specified region will continue until the later of the date of expiration of all intellectual property and regulatory exclusivity for the product in the region and ten years from the first commercial sale, unless earlier terminated by Hansoh with advanced notice for convenience or under other specified circumstances.

Impact of COVID-19 Pandemic on Our Business

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020.  The full extent of the future impacts of COVID-19 on our operations is uncertain and a prolonged outbreak could have an adverse effect on our business.

We continue to see enrollment across our ongoing studies but have observed that the pandemic has resulted in some delays to some of our clinical studies, particularly in our CANDLE study, with top-line data now expected in the first half of 2022, as the initiation of new investigational sites can be delayed due to the diversion of their resources away from necessary start-up activities, and by limiting the ability of investigational sites to conduct all activities associated with our ongoing studies. For example, the circumstances can hinder the investigational sites’ ability to screen patients for enrollment. We are collaborating with our investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance.

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

The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments.  Any potential delays in clinical studies as a result of the impact of COVID-19, particularly on our CANDLE study, could result in the recognition of research and development expense for these studies in periods later than originally anticipated and could potentially further extend our cash runway.  As of December 31, 2020, we had $93.0 million in cash and cash equivalents, and we may utilize our common stock purchase agreement entered into on April 10, 2020 with Aspire Capital Fund, LLC (Aspire Capital) in order to provide additional liquidity.  Our ability to acquire necessary capital may be negatively impacted by the economic environment if the pandemic is prolonged.

The ultimate impact of the COVID-19 health pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business, our clinical trials, our activities dependent on regulatory authorities, healthcare systems or the global economy as a whole. We will continue to monitor the COVID-19 situation closely.

Liquidity

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, and December 2020.  We have received an aggregate of $253.2 million in net proceeds from the issuance of our common stock in these six offerings.  Our principal source of liquidity is cash and cash equivalents, which totaled $93.0 million as of December 31, 2020.  In addition, during the year ended December 31, 2020, we sold 691,304 shares of our common stock and received net proceeds of $4.8 million under our at-the-market (ATM) facility, sold 125,000 shares of our common stock and received net proceeds of $0.6 million under our common stock purchase agreement with Aspire Capital, and in April 2020, we received a cash receipt of $3.1 million from a third party for the sale of a portion of our unused New Jersey Net Operating Losses (NOLs) and research and development credits.

We have incurred net losses since our inception, including the year ended December 31, 2020.  As of December 31, 2020, our accumulated deficit was $326.6 million. We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy, but that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program.  Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations, and that our selling, general and administrative expenses will increase to support a potential commercial launch for the VVC indication and our ongoing operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registrations and the common stock purchase agreement with Aspire Capital.

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

Other Expense (Income)

Substantially all of our other expense (income) during the periods reported consists of costs associated with:

•	fair value adjustments to our warrant and derivative liabilities;
•	interest expense;
•	amortization of debt issuance costs and discount;
•	other income associated with research and development tax credits;
•	interest income associated with our held-to-maturity short-term investments
•	other expense and;
•	the expense recognized for the extinguishment of debt.

Income Tax Benefit

Income tax benefit consists of U.S. federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.  For the year ended December 31, 2020, we recognized $3.1 million in income tax benefit associated with the sale of our NOLs and research and development credits.

Results of Operations for the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, and period-to-period percentage change (dollars in thousands):

	Years Ended December 31,
	2020	2019	Period-to-Period Change
Revenue	$—	$121	$(121)	(100.0)%
Operating expenses:
Research and development	36,522	38,394	(1,872)	(4.9)%
Selling, general and administrative	14,627	10,648	3,979	37.4%
Total operating expenses	51,149	49,042	2,107	4.3%
Loss from operations	(51,149)	(48,921)	(2,228)	4.6%
Other expense (income):
Loss on extinguishment of debt	1,766	1,045	721	69.0%
Amortization of debt issuance costs and discount	1,201	1,171	30	2.6%
Interest income	(189)	(805)	616	(76.5)%
Interest expense	1,181	986	195	19.8%
Other income	(334)	(538)	204	(37.9)%
Other expense	602	—	602	—
Warrant liabilities fair value adjustment	5,214	4,497	717	15.9%
Derivative liabilities fair value adjustment	(2,257)	(1,567)	(690)	44.0%
Total other expense:	7,184	4,789	2,395	50.0%
Loss before taxes	(58,333)	(53,710)	(4,623)	8.6%
Income tax benefit	3,148	—	3,148	—
Net Loss	$(55,185)	$(53,710)	$(1,475)	2.7%

Revenue. For the year ended December 31, 2019, revenue consisted of the amortization of a non-refundable upfront payment received under our collaboration arrangement with R-Pharm and was fully amortized in 2019.

Research and Development. For the year ended December 31, 2020, research and development expenses decreased to $36.5 million from $38.4 million for the year ended December 31, 2019. The decrease of $1.9 million, or 4.9%, was primarily driven by a milestone payment made in 2019 to Merck upon initiation of the Phase 3 VVC registration study, a decrease of $4.2 million in clinical development expense, a decrease of $1.0 million in preclinical expense, offset in part by an increase of

$4.5 million in chemistry, manufacturing, and controls (CMC), an increase of $1.1 million in salary and consulting related expense, an increase of $1.1 million in regulatory expense, and a net increase in other research and development expense of $0.6 million.

The $4.2 million decrease in clinical development expense for the year ended December 31, 2020, was primarily driven by a decrease of $9.2 million in costs associated with the VANISH Phase 3 VVC program that was substantially complete by the beginning of the third quarter of 2020, a decrease of $0.8 million in expense associated with the SCYNERGIA study, a decrease of $0.4 million in expense associated with two drug-drug interaction clinical studies to support the NDA submission for the treatment of VVC indication, offset in part by an increase of $4.6 million in costs associated with the CANDLE Phase 3 study, an increase of $0.5 million in expense associated with certain Phase 1 studies to support the NDA submission for the treatment of VVC indication, a $0.6 million increase in expense associated with the FURI and CARES studies, and a net increase in other clinical expenses of $0.5 million.  The $4.5 million increase in CMC for the year ended December 31, 2020, was primarily driven by increased costs associated with the development and manufacture of drug product for ongoing and planned clinical studies as well as commercial batches necessary for a potential commercial launch of ibrexafungerp in the second half of 2021.  The $1.1 million increase in salary and consulting related expense is primarily due to the increase in full time employees from the comparable prior period.  The $1.1 million increase in regulatory expense was primarily due to the additional costs incurred during the period for the preparation and filing of the NDA submission for the treatment of VVC.

Selling, General and Administrative. For the year ended December 31, 2020, selling, general and administrative expenses increased to $14.6 million from $10.6 million for the year ended December 31, 2019.  The increase of $4.0 million, or 37.4%, was primarily driven by a $1.5 million increase in commercial and business development expense, a $1.3 million increase in other professional service expense, a $0.9 million increase in salary and other compensation related costs, and a net increase in other selling, general and administrative expenses of $0.3 million.  The $1.5 million increase in commercial and business development expense is primarily due to the costs incurred in preparation of the potential commercial launch of ibrexafungerp for the treatment of VVC in the second half of 2021.

Loss on Extinguishment of Debt.  For the year ended December 31, 2020, we recognized a $1.8 million loss on extinguishment of debt associated with the conversion of a portion of our April 2020 6.0% Convertible Senior Notes (April 2020 Notes) and, with respect to the 2019 period, a $0.8 million loss on extinguishment of debt associated with the repayment of the term loan with Solar and a $0.2 million loss on debt extinguishment upon the conversion of a portion of our March 2019 6.0% Convertible Senior Notes (March 2019 Notes).

Amortization of Debt Issuance Costs and Discount. For the years ended December 31, 2020 and 2019, amortization of debt issuance costs and discount was $1.2 million.  The 2020 and 2019 debt issuance costs and discount comprised an allocated portion of the advisory fee and other issuance costs associated with our convertible debt and the fair value of the bifurcated derivative liability.

Interest Income.  For the years ended December 31, 2020 and 2019, we recognized $0.2 million and $0.8 million, respectively, in interest income associated with our short-term investments.  The decrease in interest income was primarily due to the decrease in interest rate returns earned in comparison to the comparable period and the maturity of all our short-term investments during the current period.

Interest Expense.  For the years ended December 31, 2020 and 2019, we recognized $1.2 million and $1.0 million, respectively, in interest expense associated with our convertible debt.  The increase from the prior comparable period is primarily due to the additional interest expense recognized for the April 2020 Notes.

Other Income.  For the years ended December 31, 2020 and 2019, we recognized $0.3 million and $0.5 million in other income associated with certain research and development tax credits.

Other Expense.  For the year ended December 31, 2020, we recognized $0.6 million in expense associated with the noncash consideration associated with the common stock purchase agreement entered into with Aspire Capital in April 2020.

Warrant Liabilities Fair Value Adjustment.  For the years ended December 31, 2020 and 2019, we recognized losses of $5.2 million and $4.5 million, respectively, for the fair value adjustment for warrant liabilities primarily due to the increase in our stock price during the periods.

Derivative Liabilities Fair Value Adjustment.  For the years ended December 31, 2020 and 2019, we recognized gains of $2.3 million and $1.6 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the period.

Income Tax Benefit.  For the year ended December 31, 2020, we recognized a $3.1 million income tax benefit associated with the sale of a portion of our NOLs and research and development credits. This sale was structured through the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2020, we had cash and cash equivalents of approximately $93.0 million, compared to cash, cash equivalents, and short-term investments of $48.4 million as of December 31, 2019. The increase in our cash and cash equivalents was primarily due to the funds raised in our December 2020 Public Offering of our common stock and warrants and through our ATM and Aspire facilities, the sale of our April 2020 Notes, the cash receipt of $3.1 million received in 2020 for the sale of a portion of our New Jersey NOLs, offset in part by the continued development costs associated with our lead product candidate, ibrexafungerp.

We have incurred net losses since our inception, including the year ended December 31, 2020. As of December 31, 2020, our accumulated deficit was $326.6 million. We anticipate that we will continue to incur losses for at least the next several years.  As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statements.  For the year ended December 31, 2020, we received net proceeds of $4.8 million, under our ATM facility.

In April 2020 and March 2019, we sold to Puissance Life Science Opportunities Fund VI (Puissance) $10.0 million and $16.0 million aggregate principal amount of our convertible senior notes (Notes), respectively.  See Note 7 to our consolidated financial statements for the year ended December 31, 2020, included in this Annual Report for further details.

Cash Flows

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Years Ended December 31,
	2020	2019
Cash, cash equivalents, and restricted cash, January 1	$42,193	$11,767
Net cash used in operating activities	(49,354)	(38,119)
Net cash provided by investing activities	6,474	26,240
Net cash provided by financing activities	94,001	42,305
Net increase in cash, cash equivalents, and restricted cash	51,121	30,426
Cash, cash equivalents, and restricted cash, December 31	$93,314	$42,193

Operating Activities

The $11.2 million increase in net cash used in operating activities for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to increases in costs associated with ibrexafungerp development efforts. Consistent with our operating plan, we expect that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program and we expect our selling, general and administrative expenses to increase to support a potential commercial launch for the treatment of VVC and our ongoing operations.

Net cash used in operating activities of $49.4 million for the year ended December 31, 2020, primarily consisted of the  $55.2 million net loss adjusted for non-cash charges that included the loss on change in fair value of the warrant liabilities of $5.2 million and stock-based compensation expense of $2.2 million, the gain on change in fair value of the derivative liabilities of $2.3 million, the loss on extinguishment of debt of $1.8 million, and the amortization of debt issuance costs and discount of $1.2 million, plus a net unfavorable change in operating assets and liabilities of $3.2 million.  The net unfavorable change in operating assets and liabilities included a decrease in accounts payable and accrued expenses of $2.3 million and an increase in prepaid expenses, other assets, and deferred costs of $0.9 million.  The $2.3 million decrease in accounts payable and accrued expenses was primarily due to the decrease in accounts payable of $2.5 million as of December 31, 2020.  The $0.9 million increase in prepaid expenses, other assets, and deferred costs is primarily due to a $2.9 million increase for a receivable that was fully collected in February 2021, offset in part by a $1.2 million decrease in prepaid research and development costs associated with drug product shipped during the period.

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

Investing Activities

Net cash provided by investing activities of $6.5 million for the year ended December 31, 2020, consisted primarily of purchases and maturities of short-term investments of $14.2 million and $20.7 million, respectively.

Net cash provided by investing activities of $26.2 million for the year ended December 31, 2019, consisted of purchases and maturities of short-term investments of $39.5 million and $65.7 million, respectively.

Financing Activities

Net cash provided by financing activities of $94.0 million for the year ended December 31, 2020, consisted primarily of gross proceeds from common stock of $90.6 million, primarily as a result of our December 2020 public offering of common stock and warrants in addition to the gross proceeds from common stock sold under our ATM and Aspire facilities, partially offset by related underwriting discounts and commissions and offering expenses totaling $5.9 million.  Additionally, pursuant to the April 2020 Notes, we issued and sold to Puissance $10.0 million aggregate principal amount of our April 2020 Notes, resulting in $9.5 million in net proceeds after deducting an advisory fee and other issuance costs.

Net cash provided by financing activities of $42.3 million for the year ended December 31, 2019, consisted primarily of gross proceeds from common stock of $46.3 million, primarily as a result of our December 2019 public offering of common stock and warrants in additional to the gross proceeds from common stock sold under our ATM facilities, partially offset by related underwriting discounts and commissions and offering expenses totaling $2.9 million.  Additionally, pursuant to the note purchase agreement, we issued and sold to Puissance $16.0 million aggregate principal amount of our March 2019 Notes, resulting in $14.7 million in net proceeds after deducting an advisory fee and other issuance costs, and we used the net proceeds to pay the remaining outstanding Solar term loan in full.  As part of the payment of the outstanding balance of the Solar term loan, we paid $0.8 million in debt extinguishment costs which comprised the remaining unamortized discount and issuance costs associated with the Solar term loan prior to repayment.

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

Based upon our existing operating plan, we believe that our existing cash and cash equivalents, the sale of a portion of our New Jersey NOLs, the upfront payment from Hansoh, and anticipated sales of Brexafemme will enable us to fund our operating requirements into 2023.  These funds will also be sufficient to enable us to commercially launch Brexafemme for the treatment of vaginal yeast infections, if approved, and complete the development activities for the CANDLE study.  However, we are continually evaluating our operating plan and assessing the optimal cash utilization for our ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, similar to our previous loan agreement with Solar or the convertible senior notes we sold in March 2019 and April 2020, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our assumptions and estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements for the year ended December 31, 2020, included in this Annual Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Research and Development Accruals

We are required to estimate our expenses resulting from our obligations under contracts with CROs, clinical site agreements, vendors, and consultants in connection with conducting ibrexafungerp clinical trials and preclinical studies and other development activities. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate development and trial expenses in our consolidated financial statements by matching those expenses with the period in which the services and efforts are expended by our service providers.

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

Stock-based compensation expense has been reported in our statements of operations as follows (dollars in thousands):

	Years Ended December 31,
	2020	2019
Research and development, net	$806	$604
Selling, general and administrative	1,414	1,224
Total	$2,220	$1,828

On December 31, 2020, the aggregate intrinsic value of outstanding options to purchase shares of our common stock was $0.1 million, based upon the $7.65 closing sales price per share of our common stock as reported on the Nasdaq Global Market on that date.

Determination of the Fair Value of Stock-based Compensation Grants

We calculate the fair value of stock-based compensation arrangements using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options, and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

•	we estimate expected volatility based on the volatility of our own common stock trading history;
•	the assumed dividend yield is based on our expectation of not paying dividends on our underlying common stock for the foreseeable future;
•

we determine the average expected life of stock options based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110, as our common stock has a limited trading history. We expect to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term;

•	we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and
•	we recognize forfeitures as they are incurred.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2020 and 2019 are set forth below:

Employee Stock Options	Years Ended December 31,
	2020	2019
Weighted average risk-free interest rate	1.18%	2.47%
Weighted average expected term (in years)	5.97	6.03
Weighted average expected volatility	64.67%	66.47%

Non-Employee Director Stock Options	Years Ended December 31,
	2020	2019
Weighted average risk-free interest rate	0.36%	2.11%
Weighted average expected term (in years)	5.50	5.54
Weighted average expected volatility	66.55%	65.36%

Warrant Liabilities

We account for the outstanding warrants associated with the June 2016, March 2018, December 2019, and December 2020 public offerings as liabilities measured at fair value.  The fair values of these warrants have been determined using the Black-Scholes valuation model.  We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities and utilize the remaining term of the warrant as the expected term.  We estimate expected volatility using the historical volatility of our common stock given we have sufficient history to support the expected terms of the warrants.  See Note 2 to our consolidated financial statements on this Annual Report for further details.

Convertible Debt and Derivative Liabilities

For the convertible notes, we account for the bifurcated embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, as long-term derivative liabilities in our consolidated balance sheet. The derivative liabilities are remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the consolidated statements of operations in other (income) expense.  We used the binomial lattice valuation model to value the derivative liabilities at inception and on subsequent valuation dates.  This model incorporates transaction details such as stock price, contractual terms, dividend yield, risk-free rate, historical volatility, credit rating, market credit spread, and estimated yield.  See Note 2 to our consolidated financial statements on this Annual Report for further details.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SCYNEXIS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SCYNEXIS, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Debt and Derivative Liabilities – April 2020 Note Purchase Agreement – Refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 7 – Borrowings” to the financial statements

Critical Audit Matter Description

In April 2020, the Company entered into a Senior Convertible Note Purchase Agreement pursuant to which it issued and sold $10.0 million aggregate principal amount of 6.0% Convertible Senior Notes (the “April 2020 Notes”), each of which are convertible into shares of the Company’s common stock. Upon issuance of the April 2020 Notes, the Company bifurcated the fair value of the embedded conversion option from the April 2020 Notes and recorded it as a derivative liability in accordance with ASC 815, Derivatives and Hedging. Both the April 2020 Notes and the derivative liability have been classified as long-term and presented as “Convertible debt and derivative liabilities” in the Company’s consolidated balance sheet. Prospectively, the convertible debt is required to be carried at amortized cost, while the derivative liability component is remeasured at each reporting period with changes in fair value recorded in the Company’s consolidated statements of operations as other (income) expense. The calculation of the fair value of the derivative liability includes items subject to management’s judgment including the valuation model used in determining the fair value, as well as individual inputs to the valuation model.

We identified the initial accounting for and valuation of the April 2020 Notes as a critical audit matter because of the complexity in applying the accounting framework for the April 2020 Notes and the significant estimates and judgments made by management in the determination of the fair value of the derivative liability component. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of the accounting framework and to assess the reasonableness of the fair value estimates and assumptions, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for and valuation of the April 2020 Notes included the following, among others:

•     With the assistance of professionals in our firm having expertise in the accounting treatment for financial instruments, we evaluated the Company’s conclusions regarding the accounting treatment applied to the April 2020 Notes including the bifurcation of the embedded conversion option.

•   With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the significant assumptions used to determine the fair value of the derivative liability by:

o	Testing the source information underlying the fair value of the derivative liability and the mathematical accuracy of the calculation.
o	Developing a range of independent estimates and comparing those to the fair value of the derivative liability determined by management.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 29, 2021

We have served as the Company's auditor since 2000.

SCYNEXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$93,041	$41,920
Short-term investments	—	6,494
Prepaid expenses and other current assets	5,165	3,988
Total current assets	98,206	52,402
Other assets	573	812
Deferred offering costs	187	70
Restricted cash	273	273
Property and equipment, net	298	405
Operating lease right-of-use asset (Note 8)	2,999	3,191
Total assets	$102,536	$57,153
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,639	$7,177
Accrued expenses	4,141	3,801
Warrant liabilities	17,564	—
Operating lease liability, current portion (Note 8)	52	36
Total current liabilities	26,396	11,014
Warrant liabilities	33,592	18,396
Convertible debt and derivative liabilities (Note 7)	16,516	11,522
Operating lease liability (Note 8)	3,274	3,326
Total liabilities	79,778	44,258
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of December 31, 2020 and December 31, 2019; 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of December 31, 2020, and December 31, 2019; 19,663,698 and 9,741,372 shares issued and outstanding as of December 31, 2020, and December 31, 2019, respectively	20	10
Additional paid-in capital	349,351	284,313
Accumulated deficit	(326,613)	(271,428)
Total stockholders’ equity	22,758	12,895
Total liabilities and stockholders’ equity	$102,536	$57,153

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
Revenue	$—	$121
Operating expenses:
Research and development	36,522	38,394
Selling, general and administrative	14,627	10,648
Total operating expenses	51,149	49,042
Loss from operations	(51,149)	(48,921)
Other expense (income):
Loss on extinguishment of debt	1,766	1,045
Amortization of debt issuance costs and discount	1,201	1,171
Interest income	(189)	(805)
Interest expense	1,181	986
Other income	(334)	(538)
Other expense	602	—
Warrant liabilities fair value adjustment	5,214	4,497
Derivative liability fair value adjustment	(2,257)	(1,567)
Total other expense:	7,184	4,789
Loss before taxes	(58,333)	(53,710)
Income tax benefit	3,148	—
Net loss	$(55,185)	$(53,710)
Net loss per share – basic and diluted	$(5.15)	$(9.58)
Weighted average common shares outstanding – basic and diluted	10,720,211	5,608,138

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances as of December 31, 2018	4,797,198	$5	$248,938	$(217,718)	$31,225
Net loss	—	—	—	(53,710)	(53,710)
Stock-based compensation expense	—	—	1,828	—	1,828
Common stock issued through employee stock purchase plan	3,684	—	37	—	37
Common stock issued, net of expenses	4,773,692	5	30,525	—	30,530
Common stock issued for conversion of March 2019 Notes	162,600	—	2,984	—	2,984
Common stock issued for exercise of stock options	2,252	—	12	—	12
Common stock issued for vested restricted stock units	1,946	—	(11)	—	(11)
Balances as of December 31, 2019	9,741,372	$10	$284,313	$(271,428)	$12,895
Net loss	—	—	—	(55,185)	(55,185)
Stock-based compensation expense	—	—	2,220	—	2,220
Common stock issued through employee stock purchase and stock option plans	4,652	—	28	—	28
Common stock issued, net of expenses	9,156,304	9	57,175	—	57,184
Common stock issued for conversion of April 2020 Notes	638,809	1	5,221	—	5,222
Common stock issued for Commitment Shares	70,910	—	602	—	602
Common stock issued for vested restricted stock units	51,651	—	(208)	—	(208)
Balances as of December 31, 2020	19,663,698	$20	$349,351	$(326,613)	$22,758

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(55,185)	$(53,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	111	111
Stock-based compensation expense	2,220	1,828
Accretion of investment discount	—	(16)
Amortization of debt issuance costs and discount	1,201	1,171
Change in fair value of warrant liabilities	5,214	4,497
Change in fair value of derivative liabilities	(2,257)	(1,567)
Noncash operating lease expense for right-of-use asset	192	174
Loss on extinguishment of debt	1,766	1,045
Noncash consideration associated with common stock purchase agreement	602	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, and deferred costs	(922)	3,254
Accounts payable and accrued expenses	(2,296)	5,215
Deferred revenue	—	(121)
Net cash used in operating activities	(49,354)	(38,119)
Cash flows from investing activities:
Maturities of investments	20,713	65,740
Purchases of property and equipment	(4)	—
Purchase of investments	(14,235)	(39,500)
Net cash provided by investing activities	6,474	26,240
Cash flows from financing activities:
Proceeds from common stock issued	90,554	46,337
Payments of offering costs and underwriting discounts and commissions	(5,879)	(2,855)
Proceeds from employee stock purchase plan issuances	28	49
Repurchase of shares to satisfy tax withholdings	(208)	—
Proceeds from senior convertible notes	10,000	16,000
Payments of senior convertible notes issuance costs	(494)	(1,253)
Payment of loan payable expected to be refinanced	—	(15,973)
Net cash provided by financing activities	94,001	42,305
Net increase in cash, cash equivalents, and restricted cash	51,121	30,426
Cash, cash equivalents, and restricted cash at beginning of period	42,193	11,767
Cash, cash equivalents, and restricted cash at end of period	$93,314	$42,193
Supplemental cash flow information:
Cash paid for interest	$1,088	$850
Cash received for interest	$186	$898
Noncash financing and investing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$3,365
Deferred offering and issuance costs included in accounts payable	$62	$—
Deferred offering costs reclassified to additional paid-in capital	$153	$36
Common stock issued for settlement of senior convertible notes	$5,221	$2,984
Common stock issued for Commitment Shares	$602	$—

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

The Company has incurred significant losses and negative cash flows from operations since its initial public offering in May 2014 and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of $326.6 million at December 31, 2020 and limited capital resources to fund ongoing operations.   These capital resources primarily comprised cash and cash equivalents of $93.0 million at December 31, 2020. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying consolidated financial statements, the Company's liquidity could be materially affected over this period by, among other things: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; (4) its ability to potentially commercialize ibrexafungerp for the treatment of vaginal yeast infections and; (5) any other unanticipated material negative events or costs.  One or more of these events or costs could materially affect the Company’s liquidity.  If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Intercompany balances and transactions are eliminated in consolidation.

Shelf Registration Filings

On December 31, 2020 and September 11, 2020, the Company filed shelf registration statements on Form S-3 (File No. 333-251851 and File No. 333-248751, respectively) with the Securities and Exchange Commission (“SEC”), which were declared effective on January 8, 2021 and October 1, 2020, respectively (the “January 2021 Shelf Registration” and “October 2020 Shelf Registration”).  Both shelf registrations contain a base prospectus which covers the offering, issuance and sale of such indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities, and such indeterminate number of warrants to purchase common stock, preferred stock and/or debt securities, which together shall have an aggregate initial offering price not to exceed $200.0 million.

A prospectus is included in the October 2020 Shelf Registration covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) and/or Controlled Equity OfferingSM Sales Agreement with Ladenburg Thalmann & Co. Inc. (such agreements, the “Sales Agreements”).  These Sales Agreements were cancelled in December 2020.

As of December 31, 2020, approximately $437.0 million of the securities registered under the Company’s effective shelf registrations, which include the January 2021 Shelf Registration, October 2020 Shelf Registration, and the Form S-3 shelf registration filed by the Company in August 2018 (effective September 14, 2018), are available to be offered, issued and sold by the Company.

Reverse Stock Split

On July 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”), which became effective on Friday, July 17, 2020, (a) implementing a 1-for-10 reverse stock split of the Company’s common stock and (b) decreasing the number of authorized shares of the Company’s common stock from 250,000,000 shares to 100,000,000 shares.  On the effective date of July 17, 2020, the number of the Company’s issued and outstanding shares of common stock was decreased from 105,083,291 to 10,508,302 and the par value per common share remained unchanged.  No fractional shares were issued as a result of the reverse stock split.  Stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof.  All share and per share amounts presented in these consolidated financial statements have been retroactively adjusted for the reverse stock split and certain items in the prior period financial statements have been revised to conform to the current presentation.

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
2.	Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash on deposit and cash equivalents.  The Company's money market fund investment (recognized as cash and cash equivalents) is with what the Company believes to be a high quality issuer. The Company has not experienced any significant losses in the account.

Cash and Cash Equivalents

The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.  The Company reported cash, cash equivalents, and restricted cash of $93.3 million and $42.2 million as of December 31, 2020 and 2019, respectively.  See Note 8 for further details on the nature of the restricted cash.

Short-Term Investments

The Company's held-to-maturity investments in U.S. government securities, commercial paper, and its overnight repurchase agreement are carried at amortized cost and any premiums or discounts are amortized or accreted through the maturity date of the investment.  Any impairment that is not deemed to be temporary is recognized in the period identified.

Warrant Liabilities

The Company accounts for the outstanding warrants associated with the June 2016 public offering, March 2018 Public Offering, December 2019 Public Offering and December 2020 Public Offering as liabilities measured at fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying consolidated statements of operations. See Notes 9 and 12 for further details.

Convertible Debt and Derivative Liabilities

In connection with the Company’s issuance of its April 2020 and March 2019 6.0% Convertible Senior Notes (the “April 2020 Notes” and the “March 2019 Notes”), the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as long-term derivative liabilities in the Company’s balance sheet in accordance with FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.  The convertible debt and the derivative liabilities associated with the April 2020 Notes and March 2019 Notes are presented in total on the consolidated balance sheet as the convertible debt and derivative liabilities.  The convertible debt is carried at amortized cost.  The derivative liabilities will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the consolidated statements of operations in other expense (income).  See Notes 7 and 12 for further details.

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

Amortization of Debt Issuance Costs and Discount

The Company’s convertible debt is recorded net of debt issuance costs which comprised issuance costs and an advisory fee.  The portion of the debt issuance costs allocated to the convertible debt, based on the amount of proceeds allocated between the convertible debt and the derivative liability, is being amortized over the term of the convertible debt using the effective interest method in addition to the discount initially recognized for the fair value of the bifurcated derivative liability from the convertible debt.  Debt issuance costs allocated to the derivative liabilities were included in other expense as a component of the fair value adjustment for the year ended December 31, 2020.  The Company’s previous term loan with Solar Capital Ltd. (“Solar”), which was paid in full in March 2019 (see Note 7), was recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the term loan. The resulting debt discount was being amortized over the term of the term loan using the straight-line method, which approximated the effective interest method.  The amortization of debt issuance costs and discount is included in other expense within the accompanying consolidated statements of operations.

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

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive:

	December 31,
	2020	2019
Outstanding stock options	830,343	526,070
Outstanding restricted stock units	29,087	96,637
Warrants to purchase common stock associated with June 2016 Public Offering	421,867	421,867
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2019 Public Offering	4,472,205	4,472,205
Option to purchase common stock associated with December 2019 Public Offering	—	583,333
Warrants to purchase common stock associated with December 2020 Public Offering - Series 1	6,800,000	—
Warrants to purchase common stock associated with December 2020 Public Offering - Series 2	6,800,000	—
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance for the conversion of the April 2020 Notes	1,299,790	—
Warrants to purchase common stock associated with Solar loan agreement	12,243	12,243
Total	22,602,545	8,049,365

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company views its operations and manages its business as one operating segment. The material assets of the Company were held in the United States for the years ended December 31, 2020 and 2019.  In July 2019, the Company incorporated SCYNEXIS Pacific Pty Ltd, a wholly-owned subsidiary, in Sydney, Australia, for the initial purpose of conducting certain clinical trials and other research and development activities.

Although all operations are primarily based in the United States, the Company generated a portion of its revenue from R-Pharm outside of the United States for the year ended December 31, 2019.  All of the Company's revenue in 2019 was generated from a non-refundable upfront payment received under a licensing and collaboration arrangement with a partner located in Russia.  All sales, including sales outside of the United States, are denominated in United States dollars.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact ASU 2019-12 will have on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in ASU 2018-13, Fair Value Measurement. ASU 2018-13 eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted ASU 2018-13 during the year ended December 31, 2020 and as a result, included the required additional disclosures for its Level 3 fair value measurements in its consolidated financial statements (see Note 12).  The Company did not identify any other material impacts of ASU 2018-13 on its consolidated financial statements.

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

As of December 31, 2019, the Company had $6.5 million of held-to-maturity investments which all matured as of December 31, 2020.  The gross unrealized gains and losses for the Company's commercial paper and overnight repurchase agreement are not significant.  The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.
4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid research and development services	$1,535	$3,043
Prepaid insurance	362	252
Other prepaid expenses	19	19
Other receivable	2,876	—
Other current assets	373	674
Total prepaid expenses and other current assets	$5,165	$3,988

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Furniture and fixtures	$406	$406
Computer equipment	76	73
Other	98	98
	580	577
Less: accumulated depreciation and amortization	(282)	(172)
Total property and equipment, net	$298	$405

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued research and development expenses	$991	$1,296
Accrued employee bonus compensation	2,190	1,798
Other accrued expenses	960	707
Total accrued expenses	$4,141	$3,801

7.	Borrowings

April 2020 Note Purchase Agreement

On April 9, 2020, the Company entered into a Senior Convertible Note Purchase Agreement (the “April 2020 Note Purchase Agreement”) and issued and sold to Puissance Life Science Opportunities Fund VI (“Puissance”) $10.0 million aggregate principal amount of its April 2020 Notes, resulting in net proceeds of approximately $9.5 million after deducting $0.5 million for an advisory fee and other issuance costs  The April 2020 Notes were issued and sold for cash at a purchase price equal to 100% of their principal amount, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), due to the April 2020 Notes being issued to one financially sophisticated investor.

The April 2020 Notes will bear interest at a rate of 6.0% per annum, payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2020. The April 2020 Notes will mature on April 15, 2026, unless earlier converted, redeemed or repurchased.  The April 2020 Notes constitute general, senior unsecured obligations of the Company.

As of December 31, 2020, the Company’s April 2020 Notes consists of the convertible debt balance of $1.2 million, presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.1 million, and the bifurcated embedded conversion option derivative liability of $3.3 million.  In connection with the Company’s issuance of its April 2020 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $8.1 million as the interest make-whole provision is settled in shares of common stock.  Debt issuance costs of $0.4 million initially allocated to the derivative liability were written off upon issuance of the April 2020 Notes and were recognized in the gain on the fair value adjustment for the derivative liability for the year ended December 31, 2020.  For the year ended December 31, 2020, the Company recognized a gain of $1.7 million on the fair value adjustment for the derivative liability and recognized $0.2 million in amortization of debt issuance costs and discount for the year ended December 31, 2020, related to the April 2020 Notes.

In June 2020, Puissance converted $2.0 million of the April 2020 Notes for 316,461 shares of common stock.  Upon conversion of the $2.0 million of the April 2020 Notes, the Company recognized a $0.8 million extinguishment loss which represents the difference between the total net carrying amount of the convertible debt and derivative liability of $2.0 million and the fair value of the consideration issued of $2.8 million.  In December 2020 and January 2021, Puissance converted the remaining $2.0 million and $6.0 million of the April 2020 Notes for 322,348 and 959,080 shares of common stock, respectively.  Upon conversion of the $2.0 million of the April 2020 Notes in December 2020, the Company recognized a $1.0 million extinguishment loss which represents the difference between the total net carrying amount of the convertible debt and derivative liability of $1.4 million and the fair value of the consideration issued of $2.4 million.

The Company estimated the fair value of the convertible debt and derivative liability for the April 2020 Notes using a binomial lattice valuation model and Level 3 inputs. At December 31, 2020, the fair value of the April 2020 Notes is $7.4 million.

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

March 2019 Note Purchase Agreement

On March 7, 2019, the Company entered into a Senior Convertible Note Purchase Agreement (the “March 2019 Note Purchase Agreement”) with Puissance.  Pursuant to the March 2019 Note Purchase Agreement, on March 7, 2019, the Company issued and sold to Puissance $16.0 million aggregate principal amount of its March 2019 Notes, resulting in $14.7 million in net proceeds after deducting $1.3 million for an advisory fee and other issuance costs.  The Company used the net proceeds to pay the remaining outstanding Solar term loan in full and recorded a loss on debt extinguishment of $0.8 million during the year ended December 31, 2019.  The loss on debt extinguishment of $0.8 million for the year ended December 31, 2019 was recognized as the difference between the reacquisition price of the outstanding Solar debt of $15.9 million and the $15.1 million net carrying value of the Solar debt obligation prior to repayment.

As of December 31, 2020 and 2019, the Company’s March 2019 Notes consists of the convertible debt balance of $9.4 million and $8.3 million, presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.4 million and $0.5 million, and the bifurcated embedded conversion option derivative liability of $2.7 million and $3.2 million, respectively.  In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock.  Debt issuance costs of $0.6 million initially allocated to the derivative liability were written off upon issuance of the March 2019 Notes and were recognized in the gain on the fair value adjustment for the derivative liability for the year ended December 31, 2019.  For the years ended December 31, 2020 and 2019, the Company recognized gains of $0.5 million and $1.6 million, respectively, on the fair value adjustment for the derivative liability.   For the years ended December 31, 2020 and 2019, the Company recognized $1.0 million and $1.1 million, respectively, in amortization of debt issuance costs and discount, related to the March 2019 Notes.

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

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At December 31, 2020 and 2019, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $12.9 million and $11.7 million, respectively.

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

The consideration in the Lease allocated to the single lease component includes the fixed payments for the right to use the office space as well as common area maintenance.  The Lease also contains costs associated with certain expense escalation, property taxes, insurance, parking, and utilities which are all considered variable payments and are excluded from the operating lease liability.  The incremental borrowing rate utilized approximated the prevailing market interest rate the Company would incur to borrow a similar amount equal to the total Lease payments on a collateralized basis over the term of the Lease.  The following table summarizes certain quantitative information associated with the amounts recognized in the accompanying consolidated financial statements for the Lease (dollars in thousands):

	Years Ended December 31,
	2020	2019
Operating lease cost	$664	$664
Variable lease cost	51	41
Total operating lease expense	$715	$705

Cash paid for amounts included in the measurement of operating lease liability	$507	$497

	December 31, 2020	December 31, 2019
Remaining Lease term (years)	8.59	9.59
Discount rate	15%	15%

Future minimum lease payments for all operating leases as of December 31, 2020 are as follows (in thousands):

December 31, 2020
2021	$517
2022	527
2023	715
2024	730
2025	744
Thereafter	2,789
Total	$6,022

The presentation of the operating lease liability and right-of-use asset as of December 31, 2020 are as follows (in thousands):

December 31, 2020
Present value of future minimum lease payments	$3,326

Operating lease liability, current portion	$52
Operating lease liability, long-term portion	3,274
Total operating lease liability	$3,326

Difference between future minimum lease payments and discounted cash flows	$2,696

Operating lease right-of-use asset	$2,999

License Arrangements with Potential Future Expenditures

As of December 31, 2020, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health.  In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company.  Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the “Deferred Milestone”). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, the Company entered into second and third amendments to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019. The milestone payment was recognized in the consolidated statement of operations in research and development expense for the year ended December 31, 2019 and is included in cash used in operating activities on the consolidated statement of cash flows.  On December 2, 2020, the Company entered into a fourth amendment to the license agreement with Merck.  The amendment eliminates two cash milestone payments that the Company would have paid to Merck upon the first filing of a NDA, triggered by the FDA acceptance for filing of its NDA for ibrexafungerp for the treatment of VVC, and first marketing approval in the U.S., anticipated in June 2021 for the Company’s NDA for ibrexafungerp for the treatment of VVC.  Such cash milestone payments would have been creditable against future royalties owed to Merck on net sales of ibrexafungerp. With the amendment, these milestones will not be paid in cash and, accordingly, credits will not accrue. Pursuant to the amendment, the Company will also forfeit the credits against future royalties that it had accrued from a prior milestone payment already paid to Merck.  All other key terms of the license agreement are unchanged.

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

Other License Arrangements

In July 2016, the Company entered into an asset purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the asset purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized.  For the years ended December 31, 2020 and 2019, there was no revenue recognized associated with this agreement given the variable consideration associated with the sale of intellectual property to Cypralis was fully constrained.  Additionally, in October 2014 the Company entered into a license agreement with Waterstone Pharmaceutical HK Limited (or “Waterstone”) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds.  The Company is entitled to receive potential milestones and royalties from Waterstone and for the years ended December 31, 2020 and 2019, there was no revenue recognized by the Company associated with this agreement given the variable consideration was fully constrained.

9.	Stockholders’ Equity

Authorized, Issued, and Outstanding Common Shares

The Company’s authorized common stock has a par value of $0.001 per share and consists of 100,000,000 shares as of December 31, 2020 and 2019; 19,663,698 and 9,741,372 shares were issued and outstanding at December 31, 2020, and December 31, 2019, respectively.  On June 18, 2019, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 125,000,000 to 250,000,000.  On July 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, which became effective on Friday, July 17, 2020, (a) implementing a 1-for-10 reverse stock split of the Company’s common stock and (b) decreasing the number of authorized shares of the Company’s common stock from 250,000,000 shares to 100,000,000 shares.

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

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2020	2019
Outstanding stock options	830,343	526,070
Outstanding restricted stock units	29,087	96,637
Warrants to purchase common stock associated with June 2016 Public Offering	421,867	421,867
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2019 Public Offering	4,472,205	4,472,205
Option to purchase common stock associated with December 2019 Public Offering	—	583,333
Warrants to purchase common stock associated with December 2020 Public Offering - Series 1	6,800,000	—
Warrants to purchase common stock associated with December 2020 Public Offering - Series 2	6,800,000	—
Prefunded warrants to purchase common stock associated with December 2020 Public Offering	5,260,000	—
Warrants to purchase common stock associated with Solar loan agreement	12,243	12,243
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance for the conversion of the April 2020 Notes	1,299,790	—
For possible future issuance under 2014 Equity Incentive Plan (Note 11)	146,488	55,478
For possible future issuance under Employee Stock Purchase Plan (Note 11)	5,895	7,423
For possible future issuance under 2015 Inducement Award Plan (Note 11)	14,050	31,550
Total common shares reserved for future issuance	28,028,978	8,143,816

Liquidation Rights

In the event of any liquidation or dissolution of the Company, the holders of the common stock are entitled to the remaining assets of the Company legally available for distribution.

Dividends and Voting Rights

The holders of the common stock are entitled to receive dividends if and when declared by the Company.

Preferred Stock

On May 7, 2014, the Company amended and restated its articles of incorporation relating to its approved capital structure. The Company’s board of directors has authorized the Company, subject to limitations prescribed by Delaware law, to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The Company’s board of directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders. The Company’s board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. There were no shares of preferred stock issued and outstanding as of December 31, 2020 and 2019.

December 2020 Public Offering

On December 17, 2020, the Company completed a public offering (the “December 2020 Public Offering”) of its common stock and warrants pursuant to the Company’s effective shelf registration.  The Company sold an aggregate of (a) 8,340,000 shares of the Company’s common stock, par value $0.001 per share, (b) pre-funded warrants, in lieu of common stock, to purchase 5,260,000 shares of the Company’s common stock, par value $0.001 per share, and (c) two series of warrants, which will accompany the common stock or pre-funded warrants, to purchase up to an aggregate of 13,600,000 shares of the Company’s common stock.  The pre-funded warrants entitle the holders to purchase up to 5,260,000 shares of common stock and have an unlimited term and an exercise price of $0.001 per share. Each of the two series of warrants entitle the holders to purchase up to an aggregate of 6,800,000 shares of common stock.

The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity.  The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation for the year ended December 31, 2020 given their nominal exercise price.

The Series 1 warrants have a one-year term and an exercise price of $7.33 per share, and Series 2 warrants have a three-and-a-half-year term and an exercise price of $8.25 per share.  There is not expected to be any trading market for the pre-funded warrants, the Series 1 warrants or the Series 2 warrants issued in the offering. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership.  The Series 1 and Series 2 warrants that accompany the pre-funded warrants have an additional provision, if certain beneficial ownership limitations are met, entitling the holder thereof to purchase a pre-funded warrant rather than a share of common stock at the warrant exercise price less the exercise price of the pre-funded warrant purchased. The price to the public in the offering was $6.25 per share of common stock and accompanying warrants, or in the case of pre-funded warrants, $6.249 per pre-funded warrant and accompanying warrants. The December 2020 Public Offering resulted in approximately $79.5 million of net proceeds to the Company after deducting the underwriting discount and offering expenses.

December 2019 Public Offering

On December 12, 2019, the Company completed a public offering (the “December 2019 Public Offering”) of its common stock and warrants pursuant to the Company's effective Shelf Registration.  The Company sold an aggregate of 3,888,888 shares of the Company’s common stock and warrants to purchase up to an aggregate of 3,888,888 shares of the Company’s common stock at a public offering price of $9.00 per share and accompanying warrant.  Net proceeds from the December 2019 Public Offering were approximately $32.5 million, after deducting the underwriting discount and offering expenses.  In addition, the Company granted to the underwriters an option to purchase up to 583,333 additional shares of common stock and/or warrants to purchase up to an aggregate of an additional 583,333 shares of common stock, in each case at the public offering price, less underwriting discounts and commissions. The underwriters exercised their option to purchase 583,333 warrants in December 2019.  The option to purchase up to 583,333 additional shares of common stock was not exercised by the underwriters and the option expired in January 2020.

The warrants to purchase shares of common stock are immediately exercisable and expire on the earlier of (i) such date that is six months after the Company publicly announces the approval from the U.S. Food and Drug Administration for ibrexafungerp for the treatment of vulvovaginal candidiasis and (ii) June 12, 2023, and have an exercise price of $11.0 per share. There is not expected to be any trading market for the warrants. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership.

March 2018 Public Offering

On March 8, 2018, the Company completed a public offering (the “March 2018 Public Offering”) of its common stock and warrants pursuant to the Company’s effective shelf registration.  The Company sold an aggregate of 1,775,150 shares of the Company’s common stock and warrants to purchase up to 2,130,180 shares of the Company’s common stock at a public offering price of $16.90 per share.

Each purchaser received a warrant to purchase 0.75 of a share of common stock (the “March 2018 Series 1 warrants”) and 0.45 of a share of common stock (the “March 2018 Series 2 warrants”) for each share purchased in the March 2018 Public Offering.  The March 2018 Series 1 warrants to purchase in the aggregate up to 1,331,370 shares of common stock had a 53-week term and an exercise price of $18.5 per share, and the March 2018 Series 2 warrants to purchase in the aggregate up to 798,810 shares of common stock have a five-year term and an exercise price of $20.0 per share.  There is not expected to be any market for the warrants and each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership.  During the year ended December 31, 2019, there were 11,550 of the March 2018 Series 1 warrants exercised for total proceeds of $0.2 million and the March 2018 Series 1 warrants expired on March 14, 2019.

June 2016 Public Offering

On June 21, 2016, the Company completed a public offering (the “June 2016 Public Offering”) and sold 937,500 shares of its common stock and warrants to purchase up to 421,867 shares of the Company’s common stock.  Each purchaser received a warrant to purchase 0.45 of a share for each share purchased in the June 2016 Public Offering. There is not expected to be any trading market for the warrants. Each warrant was exercisable immediately upon issuance, will expire five years from the date of issuance, and has an exercise price of $30.0 per share.

Warrant Liabilities

The June 2016, March 2018, December 2019, and December 2020 warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying consolidated statements of operations.  The June 2016 and December 2020 Series 1 warrant liabilities are recorded as current liabilities in the accompanying consolidated balance sheet.  During the years ended December 31, 2020 and 2019, the Company recorded losses of $5.2 million and $4.5 million, respectively, due to the change in fair value of the warrant liabilities.  Issuance costs of $1.9 million and $1.0 million initially allocated to the December 2020 Public Offering and December 2019 Public Offering warrant liabilities, respectively, were written off upon settlement and were recognized in the loss on the fair value adjustment for the warrant liabilities for the years ended December 31, 2020 and 2019, respectively.  As of December 31, 2020, the fair value of the warrant liabilities was $51.2 million.

Common Stock Purchase Agreement

On April 10, 2020, the Company entered into the Common Stock Purchase Agreement with Aspire Capital pursuant to which the Company has the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock over the next 30 months, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.  The aggregate number of shares that we can sell to Aspire Capital under the Common Stock Purchase Agreement may in no case exceed 1,956,547 shares of the Company’s common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the Common Stock Purchase Agreement), including the 70,910 commitment shares (the Exchange Cap), unless either (a) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply, or (b) the average purchase price of all shares sold under the Common Stock Purchase Agreement exceeds $8.461; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.99% of the Company’s common stock.  During the year ended December 31, 2020, the Company sold 125,000 shares of its common stock under the Common Stock Purchase Agreement for gross proceeds of $0.6 million.

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

The Common Stock Purchase Agreement provides that the Company and Aspire Capital shall not effect any sales under the Common Stock Purchase Agreement on any purchase date where the closing sale price of common stock is less than $0.25.  There are no trading volume requirements or restrictions under the Common Stock Purchase Agreement, and the Company will control the timing and amount of sales of common stock to Aspire Capital.  Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Common Stock Purchase Agreement.  There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Common Stock Purchase Agreement.  In consideration for entering into the Common Stock Purchase Agreement, concurrently with the execution of the Common Stock Purchase Agreement, the Company issued to Aspire Capital 70,910 shares of common stock (the “Commitment Shares”).  The fair value of the Commitment Shares of $0.6 million was recognized in other expense in the consolidated statements of operations for the year ended December 31, 2020.  The Common Stock Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of common stock during any time prior to the termination of the Common Stock Purchase Agreement. Any proceeds that the Company receives under the Common Stock Purchase Agreement are expected to be used for general corporate purposes, including working capital.

Warrant Associated with Solar Loan Agreement

Pursuant to a loan agreement, the Company issued to Solar a warrant to purchase an aggregate of up to 12,243 shares of the Company’s common stock at an exercise price of $36.754 per share. The warrant will expire five years from the date of the grant. The warrant was classified as equity and recorded at its relative fair value at issuance in the stockholders’ equity section of the balance sheet.
10.	Income Taxes

The Company’s consolidated financial statements include a total tax benefit of $3.1 million and zero on loss before taxes of $58.3 million and $53.7 million for the years ended December 31, 2020 and 2019, respectively, and was generated entirely in the United States and Australia. Reconciliations of the differences between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (dollars in thousands):

	2020		2019
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Income taxes from continuing operations at statutory rate	$(12,250)	21.0%	$(11,279)	21.0%
State income taxes	(4,108)	7.0%	(3,778)	7.0%
State effect of permanent items	78	(0.1)%	285	(0.5)%
Stock-based compensation	96	(0.2)%	100	(0.2)%
Deferred rate change	—	—	(905)	1.6%
Warrants issuance	131	(0.2)%	733	(1.4)%
Other	206	(0.3)%	883	(1.5)%
NOL sale	301	(0.5)%	—	—
R&D credit adjustment	2	—	(2,760)	5.1%
Increase in valuation allowance	12,396	(21.3)%	16,721	(31.1)%
Total income tax benefit	$(3,148)	5.4%	$—	—%

The components of deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Noncurrent deferred tax assets (liabilities)
Accrued expenses	$148	$107
Stock-based compensation	2,591	2,436
Lease liability	935	945
Other	(823)	(856)
Net operating loss carryforwards	70,936	58,073
Research and development credits	5,291	5,984
Total deferred tax assets	79,078	66,689
Valuation allowances	(79,078)	(66,689)
Net deferred tax assets	$—	$—

As of December 31, 2020 and 2019, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $294.4 million and $242.4 million, respectively, and state and net operating loss carryforwards of approximately $202.7 million and $178.2 million, respectively.  Approximately $169.6 million of the federal NOLs can be carried forward to future tax years and expire at various times through 2037. The federal NOLs generated in December 31, 2020 and 2019 of approximately $52.0 million and $47.5 million, respectively, are carried forward indefinitely and do not expire.  The Company’s state and net operating loss carryforwards began to expire in 2019.  As of December 31, 2020, the Company had available federal research and development credit carryforwards of $5.3 million which begin to expire in 2022.

The New Jersey Technology Business Tax Certificate Transfer (NOL) program, administered by the New Jersey Economic Development Authority, enables approved biotechnology companies to sell their unused net operating losses (“NOLs”) and research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey up to a maximum lifetime benefit of $20.0 million per business.   As of December 31, 2020, the Company has received approximately $9.9 million under the program.  In April 2020, the Company received a cash receipt of approximately $3.1 million, from the sale of its state NOLs and research and development credits and recognized an income tax benefit of $3.1 million  for the year ended December 31, 2020 in the statement of operations.

On December 22, 2017, the “Tax Cuts and Jobs Act” was signed into law.  The tax reform has the following effects on the Company: (1) permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, (2) allows temporary 100% expensing for certain business assets and property placed in service after September 27, 2018 and before January 1, 2023, (3) disallows NOL carrybacks but allows for the indefinite carryforward of those NOLs which applies to losses arising in tax years beginning after December 31, 2018 and, (4) limits NOL deductions for each year equal to the lesser of the available carryover or 80% of a taxpayer’s pre-NOL deduction taxable income. This applies to losses arising in tax years ending on or after December 31, 2017.  As of December 31, 2020 and 2019, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Unrecognized tax benefit—January 1	$436	$436
Additions for tax positions of current period	—	—
Additions for tax positions of prior periods	—	—
Deferred rate change	—	—
Unrecognized tax benefit—December 31	$436	$436

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

Under the 2014 Plan, after giving effect to the increases to the share reserve approved by the Company’s stockholders in September 2014, and June 2015, but excluding the automatic increases discussed below, the aggregate number of shares of common stock that could be issued from and after the Effective Date (the “share reserve”) could not exceed the sum of (i) 112,273 new shares, (ii) the shares that represented the 2009 Stock Option Plan’s available reserve on the Effective Date, and (iii) any returning shares from the 2009 Stock Option Plan. Under the 2014 Plan, the share reserve will automatically increase on January 1st of each year, for a period of not more than 10 years, commencing on January 1, 2015, and ending on January 1, 2024, in an amount equal to 4.0% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year. The board of directors may act prior to January 1st of a given year to provide that there will be no increase in the share reserve or that the increase will be a lesser number of shares than would otherwise occur.

Pursuant to the terms of the 2014 Plan, on January 1, 2020 and 2019, the Company automatically added 389,650 and 191,887 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of December 31, 2020, there were 146,488 shares of common stock available for future issuance under the 2014 Plan.

2015 Inducement Plan

On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan (“2015 Plan”). The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule 5635I(4).  The 2015 Plan had an initial share reserve covering 45,000 shares of common stock.  On June 9, 2019, the Company’s board of directors amended the 2015 Plan, and the initial share reserve for the 2015 Plan was increased from 45,000 to 90,000 shares of common stock.  During the year ended December 31, 2020, there were 17,500 granted options of the Company’s common stock under the 2015 Plan. As of December 31, 2020, there were 14,050 shares of common stock available for future issuance under the 2015 Plan.  During the year ended December 31, 2019, there were 11,500 granted options of the Company’s common stock under the 2015 Plan.  As of December 31, 2019, there were 31,550 shares of common stock available for future issuance under the 2015 Plan.

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

The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable rather than for use in estimating the fair value of stock options subject to vesting and transferability restrictions. Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted during 2020 and 2019 was $4.83 and $7.50 per option, respectively. The aggregate fair value of options granted during 2020 and 2019 was $1.7 million and $1.3 million, respectively. The assumptions used to estimate fair value and the resulting grant date fair values are as follows:

	Employees		Non-employee Directors
	Years Ended December 31,		Years Ended December 31,
	2020	2019	2020	2019
Weighted average expected volatility	64.67%	66.47%	66.55%	65.36%
Weighted average risk-free interest rate	1.18%	2.47%	0.36%	2.11%
Weighted average expected term (in years)	5.97	6.03	5.50	5.54

The activity for the 2009 Plan, 2014 Plan and 2015 Plan for the years ended December 31, 2020 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2019	526,070	$30.55	7.62	$60
Granted	349,437	$8.17
Exercised	(166)	$8.60
Forfeited/expired	(44,998)	$23.50
Outstanding — December 31, 2020	830,343	$21.52	7.71	$96
Exercisable — December 31, 2020	447,802	$31.47	6.74	$22
Vested or expected to vest —December 31, 2020	830,343	$21.52	7.71	$96

The intrinsic values in the table above represent the total intrinsic value (the difference between the Company’s closing stock price as of December 31, 2020, and the exercise price multiplied by the number of options).

The total fair value of shares vested for both the years ended December 31, 2020 and 2019 was $1.3 million and $1.5 million, respectively.

As of December 31, 2020, there was approximately $2.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Restricted stock unit ("RSU") activity under the 2014 Plan and 2015 Plan for the years ended December 31, 2020, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2019	96,637	$14.18
Granted	28,695	$8.18
Vested	(78,859)	$14.05
Forfeited	(17,386)	$12.68
Non-vested at December 31, 2020	29,087	$9.52

The fair value of RSUs is based on the market price of the Company's common stock on the date of grant.  RSUs generally vest 25% annually over a four year period from the date of grant. Upon vesting, the RSUs are net share settled to cover the required withholding tax with the remaining shares issued to the holder.  The Company recognizes compensation expense for such awards ratably over the corresponding vesting period.  As of December 31, 2020, there was approximately $0.2 million of total unrecognized compensation cost related to unvested RSU share-based compensation.  That cost is expected to be recognized over a weighted-average period of 2.8 years.

2014 Employee Stock Purchase Plan

In February 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which was subsequently ratified by the Company’s stockholders and became effective on May 2, 2014. The purpose of the 2014 ESPP is to provide means by which eligible employees of the Company and of certain designated related corporations may be given an opportunity to purchase shares of the Company’s common stock, and to seek and retain services of new and existing employees and to provide incentives for such persons to exert maximum efforts for the success of the Company. Common stock that may be issued under the 2014 ESPP will not exceed 4,779 shares, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of ten years, commencing on January 1, 2015 and ending on January 1, 2024, in an amount equal to the lesser of (i) 0.8% of the total number of shares of outstanding common stock on December 31 of the preceding calendar year, and (ii) 2,941 shares of common stock. Similar to the 2014 Plan, the board of directors may act prior to January 1st of a given year to provide that there will be no increase in the share reserve or that the increase will be a lesser number of shares than would otherwise occur. The 2014 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

During the years ended December 31, 2020 and 2019, the Company issued 4,497 and 3,684 shares of common stock under the 2014 ESPP, respectively. During the years ended December 31, 2020 and 2019, the number of shares of common stock available for issuance under the ESPP was automatically increased by 2,941 shares.  As of December 31, 2020, there were 5,895 shares of common stock available for future issuance under the 2014 ESPP.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the 2014 ESPP was $2.2 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $0 for the years ended December 31, 2020 and 2019, respectively. Cash received from options exercised was $2,000 and $12,000 for the years ended December 31, 2020 and 2019, respectively.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (in thousands):

	Years Ended December 31,
	2020	2019
Research and development	$806	$604
Selling, general and administrative	1,414	1,224
Total stock-based compensation expense	$2,220	$1,828

12.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2020 and 2019 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Cash	$117	$117	—	—
Restricted cash	273	273	—	—
Money market funds	92,924	92,924	—	—
Total assets	$93,314	$93,314	—	—

Warrant liabilities	$51,156	—	—	$51,156
Derivative liabilities	5,954	—	—	5,954
Total liabilities	$57,110	—	—	$57,110

December 31, 2019
Cash	$23	$23	—	—
Restricted cash	273	273	—	—
Money market funds	41,897	41,897	—	—
Total assets	$42,193	$42,193	—	—

Warrant liabilities	$18,396	—	—	$18,396
Derivative liability	3,192			3,192
Total liabilities	$21,588	—	—	$21,588

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.  The unobservable input for all of the Level 3 warrant liabilities includes volatility.  The historical volatility of the Company, using its closing common stock prices, is utilized to reflect future volatility over the expected term of the warrants.  At December 31, 2020, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 71.8% to 86.6% and 78.0%, respectively.  Additionally, the expected term associated with the December 2019 Public Offering warrants is an unobservable input given that the expiration of the warrants is the earlier of (i) such date that is six months after the Company publicly announces the approval from the U.S. Food and Drug Administration for ibrexafungerp for the treatment of vulvovaginal candidiasis and (ii) June 12, 2023.  The Company utilized a probability assessment to estimate the likelihood of occurrence for the two potential expiration dates and allocated the probability of occurrence percentage to the fair values calculated based on the two potential expected terms.  The weighted average expected term is 1.2 years as of December 31, 2020 for the December 2019 Public Offering warrants with a range of 0.9 to 2.5 years.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates.  This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, historical volatility, credit rating, market credit spread, and estimated effective yield.  The unobservable inputs associated with the Level 3 derivative liabilities are adjusted equity volatility, market credit spread, and estimated yield.  As of December 31, 2020, these inputs were 58.1%, 1,458 basis points, and 14.9%, respectively.  The range of volatilities were 56.5% to 60.1%.  The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method.  The discount for lack of marketability, 7.0% as of December 31, 2020, is applied to the value of the March 2019 Notes.  The residual difference represents the fair value of the embedded derivative liabilities and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – January 1, 2020	$18,396
December 2020 Public Offering	29,478
Loss adjustment to fair value	3,282
Balance – December 31, 2020	$51,156

Derivative Liabilities
Balance – January 1, 2020	$3,192
Bifurcated embedded conversion option associated with April 2020 Notes	8,110
Adjustment for partial conversion of April 2020 Notes	(2,690)
Gain adjustment to fair value	(2,658)
Balance – December 31, 2020	$5,954

13.	Employee Benefit Plan

The Company has a 401(k) retirement plan, which covers all U.S. employees scheduled for and working more than 20 hours per week. The Company may provide a discretionary match with a maximum amount of 50% of the first 6% of eligible participant’s compensation, which vests ratably over four years. Contributions under the plan were approximately $0.1 million for the years ended December 31, 2020 and 2019.
14.	Subsequent Events

Pursuant to the terms of the 2014 Plan (see Note 11), on January 1, 2021, the Company automatically added 786,547 shares to the total number shares of common stock available for future issuance under the 2014 Plan.  Pursuant to the terms of the 2014 ESPP (see Note 11), on January 1, 2021, the Company automatically added 2,941 shares to the total number shares of common stock available for future issuance under the 2014 ESPP.

In January 2021, Puissance converted the remaining $6.0 million of the April 2020 Notes for 959,080 shares of common stock.

In February 2021, the Company partnered with Amplity Inc. (“Amplity”) for the potential upcoming commercial launch of ibrexafungerp for the treatment of VVC.  Under the terms of the 5-year agreement, the Company will utilize the Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operations services.  The Company will maintain full ownership of ibrexafungerp and control of all strategic aspects of the launch. Amplity is deferring a portion of its direct service costs in the first two years (2021 and 2022), which the Company will repay over three years starting in 2023.  Amplity has the potential to earn a performance-based success fee in the 2023-2025 time frame by exceeding certain revenue targets.

On February 11, 2021, the Company entered into an Exclusive License and Collaboration Agreement with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, “Hansoh”), pursuant to which Hansoh obtains an exclusive license from the Company to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan. Under the terms of the agreement, Hansoh shall be responsible for the development, regulatory approval and commercialization of ibrexafungerp in Greater China. The Company received a $10 million upfront payment and will also be eligible to receive up to $112 million in development and commercial milestones, plus low double-digit royalties on net product sales. The obligation to pay royalties with respect to sales in a specified region will continue until the later of the date of expiration of all intellectual property and regulatory exclusivity for the product in the region and ten years from the first commercial sale, unless earlier terminated by Hansoh with advanced notice for convenience or under other specified circumstances.

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

As of December 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2020 fiscal year pursuant to Regulation 14A for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Executive Officers of the Company,” “Proposal 1 − Election of Directors,” “Information Regarding the Board and Its Committees,” “Nominating and Corporate Governance Committee,” “Delinquent Section Reports,” (if required) and “Code of Business Conduct and Ethics.”

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

1.	List of Financial Statements

The financial statements required by this item are listed in Item 8, “Consolidated Financial Statements and Supplementary Data” and incorporated by reference herein.

2.	List of Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

EXHIBIT INDEX

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

4.1	Reference is made to Exhibits 3.1 through 3.4

4.2**	Description of Common Stock.

4.3

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

10.2*

SCYNEXIS, Inc. Stock Option Plan, as amended and restated. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020, SEC File No. 001-36365, and incorporated by reference here).

10.3*

Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Stock Option Exercise under the SCYNEXIS, Inc. Stock Option Plan, as amended and restated. (Filed with the SEC as Annex B to our Proxy Statement on Schedule 14A, filed with the SEC on August 1, 2014, SEC File No. 001-36365, and incorporated by reference here).

10.4*

SCYNEXIS, Inc. 2009 Stock Option Plan, as amended and restated. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020, SEC File No. 333-194192, and incorporated by reference here).

10.5*

Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Stock Option Exercise under the SCYNEXIS, Inc. 2009 Stock Option Plan, as amended and restated. (Filed with the SEC as Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.6*

SCYNEXIS, Inc. 2014 Equity Incentive Plan, as amended and restated, (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020, SEC File No. 001-36365, and incorporated by reference here).

10.7*

SCYNEXIS, Inc. 2014 Employee Stock Purchase Plan, as amended and restated. (Filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020, SEC File No. 333-196007, and incorporated by reference here).

10.8*

Form of Stock Option Agreement and Form of Stock Option Grant Notice under the SCYNEXIS, Inc. 2014 Equity Incentive Plan (Filed with the SEC as Exhibit 99.3 to our Registration Statement on Form S-8, filed with the SEC on May 16, 2014, SEC File No. 333-196007, and incorporated by reference here).

10.9#

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

10.11*

SCYNEXIS, Inc. Amended and Restated 2015 Inducement Award Plan, as amended and restated. (Filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020, SEC File No. 001-36365, and incorporated by reference here).

10.12*

Form of Stock Option Grant Notice and Stock Option Agreement under the SCYNEXIS, Inc. 2015 Inducement Award Plan. (Filed with the SEC as Exhibit 10.34 to our Registration Statement on Form S-1, filed with the SEC on April 9, 2015, SEC File No. 333-203314, and incorporated by reference here).

10.13*

Employment Agreement, effective November 1, 2015, between SCYNEXIS, Inc. and Eric Francois. (Filed with the SEC as Exhibit 99.1 to our current report on Form 8-K, filed with the SEC on November 2, 2015, SEC File No. 001-36365, and incorporated by reference here, and incorporated by reference here).

10.14*

Employment Agreement, effective June 1, 2015, between SCYNEXIS, Inc. and David Angulo (Filed with the SEC as Exhibit 10.24 to our Annual Report on Form 10-K, filed with the SEC on March 7, 2016, SEC file No. 001-36365, and incorporated by reference here).

10.15*

Employment Agreement, dated February 5, 2015, between SCYNEXIS, Inc. and Dr. Marco Taglietti. (Filed with the SEC as Exhibit 10.27 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.16

Patent Assignment, dated January 28, 2014, between SCYNEXIS, Inc. and Merck Sharpe & Dohme Corp. (Filed with the SEC as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.17#

Exclusive License Agreement, dated October 29, 2014, between SCYNEXIS, Inc. and Waterstone Pharmaceutical (HK Limited). (Filed with the SEC as Exhibit 10.32 to our Annual Report on Form 10-K, filed with the SEC on March 30 2015, SEC File No. 001-36365, and incorporated by reference here).

10.18#

Amendment to Termination and License Agreement, dated December 11, 2014, between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. (Filed with the SEC as Exhibit 10.33 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.19#

Second Amendment to License Agreement between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. dated December 21, 2016 (Filed with the SEC as Exhibit 10.30 to our Annual Report on Form 10-K, filed with the SEC on March 13, 2019, SEC file No. 001-36365, and incorporated by reference here).

10.20*

Amendment of Employment Agreement, effective April 18, 2016, between SCYNEXIS, Inc. and Marco Taglietti. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, SEC File No. 001-36365, and incorporated by reference here).

10.21*

Amendment of Employment Agreement, effective April 18, 2016, between SCYNEXIS, Inc. and David Angulo. (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, SEC File No. 001-36365, and incorporated by reference here).

10.22

Amendment to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2019, SEC file No. 001-36365, and incorporated by reference here).

10.23

Additional Agreement No. 2 to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2019, SEC file No. 001-36365, and incorporated by reference here).

10.24

Additional Agreement No. 3 to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2019, SEC file No. 001-36365, and incorporated by reference here).

10.25

Third Amendment to Termination and License Agreement between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. dated January 5, 2018 (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2019, SEC file No. 001-36365, and incorporated by reference here).

10.26*

Non-Employee Director Compensation Arrangements (Filed with the SEC as Exhibit 10.24 to our Annual Report on Form 10-K/A, filed with the SEC on April 28, 2020, SEC File No. 001-36365, and incorporated by reference here).

10.27

Senior Convertible Note Purchase Agreement, dated as of March 7, 2019, among SCYNEXIS, Inc., as Issuer, Puissance Capital Management, as the Investor (Filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 8, 2019, SEC File No 001-36365 and incorporated by reference here).

10.28

Common Stock Purchase Agreement, dated April 10, 2020, between SCYNEXIS, Inc. and Aspire Capital Fund, LLC (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on April 13, 2020, SEC File No. 001-36365, and incorporated by reference here).

10.29

Senior Convertible Note Purchase Agreement, dated as of April 9, 2020, among SCYNEXIS, Inc., as Issuer, Puissance Life Science Opportunities Fund IV, as the Investor, (including the form of Note attached thereto as Exhibit A).  (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on April 9, 2020, SEC File No. 001-36365, and incorporated by reference here).

10.30	Fourth Amendment to Termination and License Agreement between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. dated December 2, 2020.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature page).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	March 25, 2021

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

Signature	Title	Date

/s/ Marco Taglietti, M.D.	Chief Executive Officer	March 25, 2021
Marco Taglietti, M.D.	(Principal Executive Officer)

/s/ Eric Francois	Chief Financial Officer	March 26, 2021
Eric Francois	(Principal Financial and Accounting Officer)

/s/ Guy Macdonald	Director	March 24, 2021
Guy Macdonald

/s/ David Hastings	Director	March 25, 2021
David Hastings

/s/ Steven C. Gilman, Ph.D.	Director	March 24, 2021
Steven C. Gilman, Ph.D.

/s/ Ann F. Hanham, Ph.D.	Director	March 24, 2021
Ann F. Hanham, Ph.D.

/s/ Armando Anido	Director	March 24, 2021
Armando Anido

/s/ Brian Philippe Tinmouth	Director	March 24, 2021
Brian Philippe Tinmouth