Form 10-Q
period 2021-03-31
SCYNEXIS INC
filed 2021-05-17
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 1, 2021, there were 20,630,750  shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$92,011	$93,041
Prepaid expenses and other current assets	3,310	5,165
Restricted cash	55	—
Total current assets	95,376	98,206
Other assets	692	573
Deferred offering costs	187	187
Restricted cash	218	273
Property and equipment, net	271	298
Intangible assets	378	—
Operating lease right-of-use asset (See Note 6)	2,950	2,999
Total assets	$100,072	$102,536
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,516	$4,639
Accrued expenses	2,134	4,141
Warrant liabilities	16,225	17,564
Operating lease liability, current portion (See Note 6)	57	52
Total current liabilities	24,932	26,396
Other liabilties	140	—
Warrant liabilities	33,635	33,592
Convertible debt and derivative liability (See Note 5)	12,226	16,516
Operating lease liability (See Note 6)	3,215	3,274
Total liabilities	74,148	79,778
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of March 31, 2021 and December 31, 2020; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 20,625,637 and 19,663,698 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	21	20
Additional paid-in capital	357,192	349,351
Accumulated deficit	(331,289)	(326,613)
Total stockholders’ equity	25,924	22,758
Total liabilities and stockholders’ equity	$100,072	$102,536

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$12,050	$—
Operating expenses:
Research and development	6,948	9,866
Selling, general and administrative	6,696	2,613
Total operating expenses	13,644	12,479
Loss from operations	(1,594)	(12,479)
Other expense (income):
Loss on extinguishment of debt	2,725	—
Amortization of debt issuance costs and discount	256	278
Interest income	(7)	(147)
Interest expense	214	210
Other income	—	(350)
Warrant liabilities fair value adjustment	(1,296)	(4,768)
Derivative liabilities fair value adjustment	90	(700)
Total other expense (income)	1,982	(5,477)
Loss before taxes	(3,576)	(7,002)
Income tax expense	1,100	—
Net loss	$(4,676)	$(7,002)
Net loss per share attributable to common stockholders – basic
Net loss per share – basic	$(0.18)	$(0.72)
Net loss per share attributable to common stockholders – diluted
Net loss per share – diluted	$(0.23)	$(0.72)
Weighted average common shares outstanding – basic and diluted
Basic	25,802,700	9,744,577
Diluted	26,523,920	9,744,577

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,676)	$(7,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27	28
Stock-based compensation expense	398	410
Accretion of investments discount	—	(31)
Amortization of debt issuance costs and discount	256	278
Change in fair value of warrant liabilities	(1,296)	(4,768)
Change in fair value of derivative liabilities	90	(700)
Noncash operating lease expense for right-of-use asset	49	48
Loss on extinguishment of debt	2,725	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	1,736	1,734
Accounts payable, accrued expenses, and other	(68)	(4,054)
Net cash used in operating activities	(759)	(14,057)
Cash flows from investing activities:
Maturities of investments	—	6,477
Purchases of property and equipment	—	(4)
Purchase of intangible assets	(200)	—
Purchases of investments	—	(14,235)
Net cash used in investing activities	(200)	(7,762)
Cash flows from financing activities:
Proceeds from common stock issued	—	214
Payments of offering costs and underwriting discounts and commissions	(62)	(7)
Proceeds from common stock issuance under employee stock purchase plan	6	18
Repurchase of shares to satisfy tax withholdings	(15)	(73)
Net cash (used in) provided by financing activities	(71)	152
Net decrease in cash, cash equivalents, and restricted cash	(1,030)	(21,667)
Cash, cash equivalents, and restricted cash at beginning of period	93,314	42,193
Cash, cash equivalents, and restricted cash at end of period	$92,284	$20,526
Supplemental cash flow information:
Cash paid for interest	$420	$420
Cash received for interest	$5	$129
Noncash financing and investing activities:
Common stock issued for settlement of senior convertible notes	$7,452	$—
Purchased intangible assets included in accounts payable and accrued expenses	$178	$—
Deferred offering and issuance costs included in accounts payable and accrued expenses	$—	$40

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

The Company has incurred significant losses and negative cash flows from operations since its initial public offering in May 2014 and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of $331.3 million at March 31, 2021 and limited capital resources to fund ongoing operations. These capital resources primarily comprised cash and cash equivalents of $92.0 million at March 31, 2021. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by, among other things: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; (4) its ability to potentially commercialize ibrexafungerp for the treatment of vaginal yeast infections and; (5) any other unanticipated material negative events or costs.  One or more of these events or costs could materially affect the Company’s liquidity.  If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021.

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
2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2020, except as described below.

Revenue Recognition

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

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic net loss per common share for the three months ended March 31, 2021 and 2020 was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net loss per common share for the three months ended March 31, 2021 includes the pre-funded warrants to purchase 5,260,000 shares of common stock issued in the December 2020 Public Offering.  Diluted net loss per common share for the three months ended March 31, 2021 and 2020 was determined as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss	$(4,676)	$(7,002)
Dilutive effect of warrant liability	(1,323)	—
Net loss allocated to common shares	$(5,999)	$(7,002)

Weighted average common shares outstanding – basic	25,802,700	9,744,577
Dilutive effect of warrant liability	721,220	—
Weighted average common shares outstanding – diluted	26,523,920	9,744,577

Net loss per share – diluted	$(0.23)	$(0.72)

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three months ended March 31, 2021 and 2020, as the result would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Outstanding stock options	1,371,606	768,354
Outstanding restricted stock units	96,974	85,754
Warrants to purchase common stock associated with June 2016 public offering	421,867	421,867
Warrants to purchase common stock associated with March 2018 public offering – Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2019 Public Offering	4,472,205	4,472,205
Warrants to purchase common stock associated with December 2020 Public Offering - Series 2	6,800,000	—
Common stock associated with March 2019 Notes	1,138,200	1,138,200
Warrants to purchase common stock associated with Solar loan agreement	12,243	12,243
Total	15,111,905	7,697,433

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance was adopted by the Company in the first quarter of 2021 and it did not have a material impact on its unaudited condensed consolidated financial statements.
3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid research and development services	$1,300	$1,535
Prepaid insurance	115	362
Other prepaid expenses	525	19
Other receivables	1,000	2,876
Other current assets	370	373
Total prepaid expenses and other current assets	$3,310	$5,165

4.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued research and development expenses	$647	$991
Accrued employee bonus compensation	433	2,190
Other accrued expenses	1,054	960
Total accrued expenses	$2,134	$4,141

5.	Borrowings

April 2020 Note Purchase Agreement

On April 9, 2020, the Company entered into the April 2020 Note Purchase Agreement with Puissance Life Science Opportunities Fund VI (“Puissance”) and issued and sold to Puissance $10.0 million aggregate principal amount of its April 2020 Notes, resulting in net proceeds of approximately $9.5 million after deducting $0.5 million for an advisory fee and other issuance costs.  At December 31, 2020, the fair value of the April 2020 Notes was $7.4 million.

In January 2021, Puissance converted the remaining $6.0 million of the April 2020 Notes for 959,080 shares of common stock.  Upon conversion of the $6.0 million of the April 2020 Notes, the Company recognized a $2.7 million extinguishment loss which represents the difference between the total net carrying amount of the convertible debt and derivative liability of $4.8 million and the fair value of the consideration issued of $7.5 million.

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

As of March 31, 2021, the Company’s March 2019 Notes consists of the convertible debt balance of $9.6 million, presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.4 million, and the bifurcated embedded conversion option derivative liability of $2.6 million.  In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock.  For the three months ended March 31, 2021 and 2020, the Company recognized gains of $42,000 and $0.7 million, respectively, on the fair value adjustment for the derivative liability.  For each of the three months ended March 31, 2021 and 2020, the Company recognized $0.3 million in amortization of debt issuance costs and discount related to the March 2019 Notes.

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At both March 31, 2021 and December 31, 2020, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $12.9 million.

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
6.	Commitments and Contingencies

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

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost	$166	$166
Variable lease cost	(2)	21
Total operating lease expense	$164	$187

Cash paid for amounts included in the measurement of operating lease liability	$170	$167

	March 31, 2021	March 31, 2020
Remaining Lease term (years)	8.34	9.34
Discount rate	15%	15%

Future minimum lease payments for the Lease as of March 31, 2021 are as follows (in thousands):

March 31, 2021
2021	$347
2022	527
2023	715
2024	730
2025	744
Thereafter	2,789
Total	$5,852

The presentations of the operating lease liability as of March 31, 2021 are as follows (in thousands):

March 31, 2021
Present value of future minimum lease payments	$3,272

Operating lease liability, current portion	$57
Operating lease liability, long-term portion	3,215
Total operating lease liability	$3,272

Difference between future minimum lease payments and discounted cash flows	$2,580

License Arrangement with Potential Future Expenditures

As of March 31, 2021, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health.  In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company.  Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the “Deferred Milestone”). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, the Company entered into second and third amendments to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019.  On December 2, 2020, the Company entered into a fourth amendment to the license agreement with Merck.  The amendment eliminates two cash milestone payments that the Company would have paid to Merck upon the first filing of an NDA, triggered by the FDA acceptance for filing of the Company’s NDA for ibrexafungerp for the treatment of VVC, and first marketing approval in the U.S., anticipated in June 2021 for the Company’s NDA for ibrexafungerp for the treatment of VVC.  Such cash milestone payments would have been creditable against future royalties owed to Merck on net sales of ibrexafungerp. With the amendment, these milestones will not be paid in cash and, accordingly, credits will not accrue. Pursuant to the amendment, the Company will also forfeit the credits against future royalties that it had accrued from a prior milestone payment already paid to Merck.  All other key terms of the license agreement are unchanged.

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
7.	Stockholders’ Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 100,000,000 shares as of March 31, 2021, and December 31, 2020; 20,625,637 and 19,663,698 shares were issued and outstanding at March 31, 2021, and December 31, 2020, respectively.

On July 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation  (the “Amendment”), which became effective on Friday, July 17, 2020, (a) implementing a 1-for-10 reverse stock split of the Company’s common stock and (b) decreasing the number of authorized shares of the Company’s common stock from 250,000,000 shares to 100,000,000 shares.

The following table summarizes common stock share activity for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31, 2021
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2020	19,663,698	$20	$349,351	$(326,613)	$22,758
Net loss	—	—	—	(4,676)	(4,676)
Stock-based compensation expense	—	—	398	—	398
Common stock issued for conversion of April 2020 Notes	959,080	1	7,452	—	7,453
Common stock issued through employee stock purchase plan	2,184	—	6	—	6
Common stock issued for vested restricted stock units	675	—	(15)	—	(15)
Balance, March 31, 2021	20,625,637	$21	$357,192	$(331,289)	$25,924

	Three Months Ended March 31, 2020
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2019	9,741,372	$10	$284,313	$(271,428)	$12,895
Net loss	—	—	—	(7,002)	(7,002)
Stock-based compensation expense	—	—	410	—	410
Common stock issued through employee stock purchase plan	2,215	—	18	—	18
Common stock issued, net of expenses	28,527	—	207	—	207
Common stock issued for vested restricted stock units	15,490	—	(73)	—	(73)
Balance, March 31, 2020	9,787,604	$10	$284,875	$(278,430)	$6,455

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2021	December 31, 2020
Outstanding stock options	1,371,606	830,343
Outstanding restricted stock units	96,974	29,087
Warrants to purchase common stock associated with June 2016 Public Offering	421,867	421,867
Warrants to purchase common stock associated with March 2018 Public Offering – Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2019 Public Offering	4,472,205	4,472,205
Warrants to purchase common stock associated with December 2020 Public Offering - Series 1	6,800,000	6,800,000
Warrants to purchase common stock associated with December 2020 Public Offering - Series 2	6,800,000	6,800,000
Prefunded warrants to purchase common stock associated with December 2020 Public Offering	5,260,000	5,260,000
Warrants to purchase common stock associated with Solar loan agreement	12,243	12,243
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance for the conversion of the April 2020 Notes	—	1,299,790
For possible future issuance under 2014 Equity Incentive Plan (Note 9)	318,097	146,488
For possible future issuance under Employee Stock Purchase Plan	6,652	5,895
For possible future issuance under 2015 Inducement Award Plan (Note 9)	14,050	14,050
Total common shares reserved for future issuance	27,510,704	28,028,978

Common Stock Purchase Agreement

On April 10, 2020, the Company entered into the Common Stock Purchase Agreement with Aspire Capital pursuant to which the Company has the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock over the next 30 months, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.  The aggregate number of shares that we can sell to Aspire Capital under the Common Stock Purchase Agreement may in no case exceed 1,956,547 shares of the Company’s common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the Common Stock Purchase Agreement), including the 70,910 commitment shares (the Exchange Cap), unless either (a) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply, or (b) the average purchase price of all shares sold under the Common Stock Purchase Agreement exceeds $8.461; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.99% of the Company’s common stock.  During the three months ended March 31, 2021 and 2020, the Company did not sell any shares of its common stock under the Common Stock Purchase Agreement.

Convertible Debt and Derivative Liabilities

In connection with the Company’s issuances of its April 2020 Notes and March 2019 Notes, the Company bifurcated the embedded conversion options, inclusive of the interest make-whole provisions and make-whole fundamental change provisions, and recorded the embedded conversion options as long-term derivative liabilities in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging.  The convertible debt and derivative liability associated with the March 2019 Notes are presented in total on the accompanying unaudited condensed consolidated balance sheets as the convertible debt and derivative liability.  The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense.  For the three months ended March 31, 2021 and 2020, the Company recorded a loss of $0.1 million and a gain of $0.7 million, respectively, due to the change in fair value of the derivative liabilities.

Warrants Associated with June 2016, March 2018, December 2019, and December 2020 Public Offerings

The outstanding warrants associated with the June 2016, March 2018, December 2019, and December 2020 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations.  During the three months ended March 31, 2021 and 2020, the Company recorded gains of $1.3 million and $4.8 million, respectively, in the warrant liabilities fair value adjustment.  As of March 31, 2021 and 2020, the fair value of the warrant liabilities was $49.9 million and $51.2 million, respectively.

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
8.	Stock-based Compensation

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan (“2014 Plan”), on January 1, 2021 and 2020, the Company automatically added 786,547 and 389,650 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of March 31, 2021, there were 318,097 shares of common stock available for future issuance under the 2014 Plan.

As of March 31, 2021, there were 14,050 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”).  During the three months ended March 31, 2021 and 2020, there were zero and 17,500 granted options of the Company’s common stock under the 2015 Plan, respectively.   On April 30, 2021, the Company’s board of directors amended the 2015 Plan, and the share reserve for the 2015 Plan was increased from 90,000 to 500,000 shares of common stock.

The activity for the Company’s 2009 Stock Option Plan, 2014 Plan, and 2015 Plan, for the three months ended March 31, 2021, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2020	830,343	$21.52	7.71	$96
Granted	545,450	$7.57
Forfeited/Cancelled	(4,187)	$8.48
Outstanding — March 31, 2021	1,371,606	$16.01	8.33	$355
Exercisable — March 31, 2021	500,625	$29.27	6.72	$37
Vested or expected to vest — March 31, 2021	1,371,606	$16.01	8.33	$355

Restricted stock unit (“RSU”) activity under the 2014 Plan and 2015 Plan for the three months ended March 31, 2021, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	29,087	$9.52
Granted	73,675	$7.55
Vested	(5,788)	$10.68
Non-vested at March 31, 2021	96,974	$7.95

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

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2014 Plan and the 2015 Plan was $0.4 million for both the three months ended March 31, 2021 and 2020.  The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for each of the three months ended March 31, 2021 and 2020.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$126	$136
Selling, general and administrative	272	274
Total	$398	$410

9.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of March 31, 2021 and December 31, 2020 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Cash	$236	$236	—	—
Restricted cash	273	273	—	—
Money market funds	91,775	91,775	—	—
Total assets	$92,284	$92,284	—	—

Warrant liabilities	$49,860	—	—	$49,860
Derivative liability	2,618	—	—	2,618
Total liabilities	$52,478	—	—	$52,478

December 31, 2020
Cash	$117	$117	—	—
Restricted cash	273	273	—	—
Money market funds	92,924	92,924	—	—
Total assets	$93,314	$93,314	—	—

Warrant liabilities	$51,156	—	—	$51,156
Derivative liabilities	5,954	—	—	5,954
Total liabilities	$57,110	—	—	$57,110

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.  The unobservable input for all of the Level 3 warrant liabilities includes volatility.  The historical volatility of the Company, using its closing common stock prices, is utilized to reflect future volatility over the expected term of the warrants.  At March 31, 2021, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 69.6% to 82.5% and 77.6%, respectively.  Additionally, the expected term associated with the December 2019 Public Offering warrants is an unobservable unit given that the expiration of the warrants is the earlier of (i) such date that is six months after the Company publicly announces the approval from the U.S. Food and Drug Administration for ibrexafungerp for the treatment of vulvovaginal candidiasis and (ii) June 12, 2023.  The Company utilized a probability assessment to estimate the likelihood of occurrence for the two potential expiration dates and allocated the probability of occurrence percentage to the fair values calculated based on the two potential expected terms.  The weighted average expected term is 0.9 years as of March 31, 2021 for the December 2019 Public Offering warrants with a range of 0.66 to 2.2 years.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates.  This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, historical volatility, credit rating, market credit spread, and estimated effective yield.  The unobservable inputs associated with the Level 3 derivative liabilities are adjusted equity volatility, market credit spread, and estimated yield.  As of March 31, 2021, these inputs were 61.5%, 1,451 basis points, and 15.1%, respectively.  The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method.  The discount for lack of marketability, 7.1% as of March 31, 2021, is applied to the value of the March 2019 Notes.  The residual difference represents the fair value of the embedded derivative liabilities and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2020	$51,156
Gain adjustment to fair value	(1,296)
Balance – March 31, 2021	$49,860

Derivative Liabilities
Balance – December 31, 2020	$5,954
Adjustment for conversion of April 2020 Notes	(3,426)
Gain adjustment to fair value	90
Balance – March 31, 2021	$2,618

10.	License Agreement Revenue

In February 2021, the Company entered into an Exclusive License and Collaboration Agreement (the “Agreement”) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, “Hansoh”), pursuant to which the Company granted to Hansoh an exclusive license to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan (the “Territory”).  The Company also granted to Hansoh a non-exclusive license to manufacture ibrexafungerp solely for development and commercialization in the Territory. Under the terms of the Agreement, Hansoh shall be responsible for the development, regulatory approval and commercialization of ibrexafungerp in the Territory.

Pursuant to the terms of the Agreement, the Company received as consideration for the licenses a nonrefundable upfront cash payment of $10.0 million and is entitled to an additional payment that was payable upon the transfer of certain data related to the manufacturing license.  In addition, the Company will also be eligible to receive up to $110.0 million in potential development and commercial milestones.  In addition, during the term of the licensing agreement, the Company is entitled to low double-digit royalties on net product sales.  The obligation to pay royalties with respect to sales in a specified region will continue until the later of the date of expiration of all intellectual property and regulatory exclusivity for the product in the region and ten years from the first commercial sale, unless earlier terminated by Hansoh with advanced notice for convenience or under other specified circumstances.  The Company is also eligible to receive a milestone related to the successful completion of a manufacturing batch by Hansoh.

The Company evaluated the Agreement and concluded that it was subject to ASC 606 as the Company viewed the Agreement as a contract with a customer as the activities were central to its business operations.  As such, the Company assessed the terms of the Agreement and identified one performance obligation for the licenses to research, develop, manufacture and commercialize ibrexafungerp in the Territory, including the underlying know-how related to such licenses.  The Company also evaluated options for additional goods and services included in the Agreement related to (1) optional technical assistance related to development, regulatory or manufacturing activities and (2) an optional supply agreement for ibrexafungerp.  Such options for additional goods or services were not considered to contain material rights as pricing approximated standalone selling prices and therefore the Company concluded that such options did not represent performance obligations and will be accounted for as separate transactions if and when they occur in the future.

The Company determined that the transaction price of $12.1 million included the fixed upfront cash payment of $10.0 million, an additional amount that was payable upon the transfer of certain data related to the manufacturing license, and $1.1 million related to withholding tax obligations that Hansoh remitted on behalf of the Company.  The remaining amounts related to the successful completion of a manufacturing batch by Hansoh and potential development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of March 31, 2021.  Potential commercial milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license.  The transaction price was recorded in revenue during the quarter March 31, 2021 at a point in time upon control of the license transferring to Hansoh.  The Company will reevaluate the transaction price at the end of each reporting period as uncertain events or resolved, or as other changes in circumstances occur.

Additionally, pursuant to the Agreement, both the Company and Hansoh agreed to make reasonable efforts to account for applicable taxes, fees, duties, levies, or similar amounts imposed on net income, franchise taxes and profits arising directly or indirectly from the activities of the Agreement.  To the extent Hansoh is required by applicable laws to withhold or deduct any tax on any payment to the Company, Hansoh agreed to make certain increases on payments to the Company to ensure that the Company receives a sum equal to what the Company would have received had there been no deduction or withholding.  As a result, the Company has recorded revenue and tax withholding expense primarily associated with the up-front payment received by the Company on a gross basis.  For the three months ended March 31, 2021, the Company recognized $1.1 million in revenue and $1.1 million in income tax expense to account for the tax withholding expense primarily on the $10.0 million up-front that the Company is responsible to remit under applicable tax law.

In July 2016, the Company entered into an asset purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the asset purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized.  For the three months ended March 31, 2021, there was no revenue recognized associated with this agreement given the variable consideration associated with the sale of intellectual property to Cypralis was fully constrained as of March 31, 2021.  Additionally, in October 2014 the Company entered into a license agreement with Waterstone Pharmaceutical HK Limited (or “Waterstone”) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds.  The Company is entitled to receive potential milestones and royalties from Waterstone; however, there was no revenue recognized by the Company associated with this agreement given the variable consideration was fully constrained as of March 31, 2021.
11.	Subsequent Events

In May 2021, the Company entered into an agreement with a third party to sell a portion of its unused New Jersey net operating losses (NOLs) for approximately $4.2 million.

In May 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), as administrative agent and collateral agent (in such capacity, the “Agent”) and a lender, and Silicon Valley Bank, as a lender (“SVB,” and collectively with Hercules, the “Lenders”) for an aggregate principal amount of $60.0 million (the “Term Loan”). Pursuant to the Loan Agreement, the Term Loan is available to the Company in four tranches, subject to certain terms and conditions.

Under the terms of the Loan Agreement, the Company received an initial tranche of $20.0 million from the Lenders on the Closing Date. The second tranche of the Term Loan, consisting of up to an additional $10.0 million, will become available to the Company upon receipt of approval from the Food and Drug Administration of ibrexafungerp for the treatment of vaginal yeast infections (the “First Performance Milestone”) and will be available, if specified conditions are met, during the period beginning on June 1, 2021 through June 30, 2022. The third tranche of the Term Loan, consisting of an additional $5.0 million, will be available to the Company upon (a) the First Performance Milestone and (b) the achievement of the primary endpoint from the Phase 3 study of ibrexafungerp in patients with recurrent vulvovaginal candidiasis, and will be available, if specified conditions are met, from September 30, 2021 through June 30, 2022. The fourth tranche of the Term Loan, consisting of up to an additional $25.0 million, will be available to the Company from January 1, 2022 through December 31, 2023 in $5.0 million increments, subject to certain terms and conditions, including in maintaining a ratio of total outstanding Term Loan principal to net product revenues for ibrexafungerp below a certain specified level for a given draw period.

The Term Loan will mature on March 3, 2025 (the “Maturity Date”); provided that, the Maturity Date shall be automatically extended to May 1, 2025 subject to the occurrence of certain conditions set forth in the Loan Agreement. The Term Loan bears interest at a variable annual rate equal to the greater of (a) 9.05% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 5.80% (the “Interest Rate”). The Company may make payments of interest only through November 1, 2023, which may be extended to May 1, 2024 upon the achievement of the First Performance Milestone prior to November 1, 2023, and which is further extendable in quarterly increments until the Maturity Date, subject to continued compliance with the financial covenant of the Loan Agreement (the “interest-only period”). After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain certain levels of trailing three-month net product revenue solely from the sale of ibrexafungerp commencing on June 30, 2022. The financial covenant will be waived at any time in which the Company maintains unrestricted and unencumbered cash in accounts maintained with SVB equal to at least 50.0% of the total outstanding Term Loan principal amount, subject to certain requirements.

In connection with the entry into the Loan Agreement, the Company issued to each of Hercules and SVB a warrant (collectively, the “Warrants”) to purchase shares of SCYNEXIS’s common stock, par value $0.001 per share (the “Shares”).  The amount of shares that may be purchased for the Warrants, collectively between Hercules and SVB, will not exceed 0.04 multiplied by the aggregate amount of the term loan advances, divided by the exercise price of the Warrants.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended March 31, 2021, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2021, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.  In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

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

Ibrexafungerp Update

We previously announced that the FDA has accepted for filing our NDA for ibrexafungerp for the treatment of VVC, also known as vaginal yeast infections. The FDA has granted this application Priority Review, a designation which is granted to applications for potential drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment of serious conditions when compared to standard applications.  Under the PDUFA, the FDA has set a target action date of June 1, 2021. Additionally, the FDA has communicated that it is not currently planning to hold an advisory committee meeting to discuss the application.  The NDA is supported by positive results from two Phase 3, randomized, double-blind, placebo-controlled, multi-center studies (VANISH-303 and VANISH-306), in which oral ibrexafungerp demonstrated statistically superior efficacy and a favorable tolerability profile in women with VVC.  We are currently in discussions with the FDA to finalize its recommended wording for different sections of the Prescribing Information to provide adequate information about efficacy, safety and potential contraindications, warnings and precautions of ibrexafungerp for the treatment of VVC.

Enrollment is complete in the CANDLE study, a Phase 3, multi-center, randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral ibrexafungerp for the prevention of recurrent VVC, for which there is no approved therapy in the U.S.  We expect the last-patient/last-visit for the CANDLE study by the end of 2021.  We anticipate both top-line data and a potential supplemental NDA submission for the prevention of recurrent VVC in the first half of 2022, resulting in a potential approval in late 2022.

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

Enrollment is ongoing in our Phase 1, randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability, and pharmacokinetics of the IV liposomal formulation of ibrexafungerp in healthy subjects. The study is being conducted in South Africa and dosing started in March 2021.

Impact of COVID-19 Pandemic on Our Business

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020.  The full extent of the future impacts of COVID-19 on our operations is uncertain.  We have continued to monitor the COVID-19 situation closely and have not identified any significant adverse effects on our business.

Corporate Update

In May 2021, we entered into a Loan and Security Agreement (the Loan Agreement) with Hercules Capital, Inc. (Hercules), as administrative agent and collateral agent (in such capacity, the Agent) and a lender, and Silicon Valley Bank, as a lender (SVB, and collectively with Hercules, the Lenders) for an aggregate principal amount of $60.0 million (the Term Loan) and we recently received $20.0 upon closing of the Loan Agreement. Pursuant to the Loan Agreement, the Term Loan is available to us in four tranches, subject to certain terms and conditions.

In May 2021, we appointed a Chief Commercial Officer, who will play a significant role in the anticipated U.S. launch of and commercialization of Brexafemme, the expected trade name for ibrexafungerp.

In May 2021, we entered into an agreement with a third party to sell a portion of our unused New Jersey NOLs for approximately $4.2 million.

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

In February 2021, we entered into an Exclusive License and Collaboration Agreement (the Hansoh Agreement) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, Hansoh), pursuant to which Hansoh obtains an exclusive license from us to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan. Under the terms of the Hansoh Agreement, Hansoh shall be responsible for the development, regulatory approval and commercialization of ibrexafungerp in Greater China. We received a $10.0 million upfront payment in the first quarter of 2021 and will also be eligible to receive development and commercial milestones, plus low double-digit royalties on net product sales.

Liquidity

We have operated as a public entity since we completed our initial public offering (IPO) in May 2014. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, and December 2020.  As of March 31, 2021, we had received an aggregate of $253.2 million in net proceeds from the issuance of our common stock and warrants in these six offerings.  Our principal source of liquidity is cash and cash equivalents, which totaled $92.0 million as of March 31, 2021, and availability to issue up to $19.4 million of our common stock under our common stock purchase agreement with Aspire Capital.   We recently received $20.0 million under our Term Loan and could potentially be eligible to receive up to an additional $40.0 million, subject to certain terms and conditions.

We have incurred net losses since our inception, including the year ended December 31, 2020, and the three months ended March 31, 2021.  As of March 31, 2021, our accumulated deficit was $331.3 million. We anticipate that we will continue to incur losses for at least the next several years.  We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy, but that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program and the completion of enrollment in the CANDLE Phase 3 study.  Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations, and that our selling, general and administrative expenses will increase to support a potential commercial launch for the VVC indication and our ongoing operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registrations, and the common stock purchase agreement with Aspire Capital.

Collaborations and Licensing Agreements

We are party to a number of licensing and collaboration agreements with partners in human health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed the rights to ibrexafungerp in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events as well as tiered royalties based on worldwide sales of ibrexafungerp when and if it is approved (in 2014, Merck assigned to us the patents related to ibrexafungerp that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) Hansoh, a pharmaceutical company, which we exclusively provide a license from us to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan, under which we are entitled to receive development and commercial milestones and royalties (3) R-Pharm, CJSC, or "R-Pharm," a leading supplier of hospital drugs in Russia, granting it exclusive rights in the field of human health to develop and commercialize ibrexafungerp in Russia and several non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us; (4) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635 for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties; and (5) Cypralis Limited, or "Cypralis," a life sciences company, transferring to it certain cyclophilin inhibitor assets of ours, under which we are eligible to receive milestone payments upon the successful progression of certain Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization.

Components of Operating Results

Revenue

Revenue primarily consists of a non-refundable upfront payment received under our license agreement with Hansoh.

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

Other Expense (Income)

All of our other expense (income) recognized in the three months ended March 31, 2021 and 2020, consists of amortization of debt issuance costs and discount, interest income, interest expense, other income, the warrant liabilities fair value adjustment, the derivative liabilities fair value adjustment, and the loss recognized for the extinguishment of debt.

Income Tax Expense

All of our income tax expense recognized in the three months ended March 31, 2021 consists of tax withholding expense associated with the upfront payment received from Hansoh.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Period-to-Period Change
Revenue	$12,050	$—	$12,050	—%
Operating expenses:
Research and development	6,948	9,866	(2,918)	(29.6)%
Selling, general and administrative	6,696	2,613	4,083	156.3%
Total operating expenses	13,644	12,479	1,165	9.3%
Loss from operations	(1,594)	(12,479)	10,885	(87.2)%
Other expense (income):
Loss on extinguishment of debt	2,725	—	2,725	—%
Amortization of debt issuance costs and discount	256	278	(22)	(7.9)%
Interest income	(7)	(147)	140	(95.2)%
Interest expense	214	210	4	1.9%
Other income	—	(350)	350	(100.0)%
Warrant liabilities fair value adjustment	(1,296)	(4,768)	3,472	(72.8)%
Derivative liabilities fair value adjustment	90	(700)	790	(112.9)%
Total other expense (income):	1,982	(5,477)	7,459	(136.2)%
Loss before taxes	(3,576)	(7,002)	3,426	(48.9)%
Income tax expense	1,100	—	1,100	—%
Net loss	$(4,676)	$(7,002)	$2,326	(33.2)%

Revenue. Revenue in the three months ended March 31, 2021, consists primarily of a non-refundable upfront payment received under our license agreement with Hansoh.

Research and Development. For the three months ended March 31, 2021, research and development expenses decreased to $6.9 million from $9.9 million for the three months ended March 31, 2020.  The decrease of $2.9 million, or 30%, for the three months ended March 31, 2021, was primarily driven by a decrease of $2.1 million in clinical development expense, a decrease of $0.9 million in chemistry, manufacturing, and controls (CMC) expense, and a decrease of $0.5 million in preclinical expense, offset in part by an increase in salary related costs of $0.3 million and a net increase in other research and development expense of $0.3 million.

The $2.9 million decrease in clinical development expense for the three months ended March 31, 2021, was primarily driven by a decrease of $0.9 million and $0.7 million in expense associated with two drug-drug interaction clinical studies and the VANISH Phase 3 program, respectively, that were both substantially complete at the beginning of the current quarter.  Additionally, we incurred a decrease of $0.4 million and $0.3 million in expense associated with the SCYNERGIA study and a Phase 1 study to support the submission of the NDA for the treatment of vaginal yeast infections, respectively.  The $0.9 million decrease in CMC for the three months ended March 31, 2021, was primarily driven by a $1.2 million expense recognized during the three months ended March 31, 2020 for drug product shipped in the period.  The $0.5 million decrease in preclinical expenses was primarily driven by a $0.5 million decrease in certain pharmacokinetic and preclinical expenses incurred during the prior comparable quarter.  The increase in salary related costs of $0.3 million was primarily due to the increased employee headcount in comparison to the prior comparable quarter.

Selling, General & Administrative. For the three months ended March 31, 2021, selling, general and administrative expenses increased to $6.7 million from $2.6 million for the three months ended March 31, 2020. The increase of $4.1 million, or 156%, for the three months ended March 31, 2021 was primarily driven by a $1.7 million increase in commercial related expense, an increase of $1.0 million in business development expense, an increase of $0.5 million in expense associated with increased information technology costs, and an increase of $0.3 million in salary related costs.

Loss on Extinguishment of Debt.  For the three months ended March 31, 2021, we recognized $2.7 million in loss on extinguishment of debt associated with the January 2021 conversation of our remaining April 2020 convertible notes.

Amortization of Debt Issuance Costs and Discount. For both the three months ended March 31, 2021 and 2020, we recognized $0.3 million in amortization of debt issuance costs and discount.  The 2021 and 2020 debt issuance costs and discount for both April 2020 Notes and March 2019 Notes primarily consisted of an allocated portion of advisory fees and other issuance costs.

Interest Income. For the three months ended March 31, 2021 and 2020, we recognized $7,000 and $0.1 million, respectively, in interest income.  The decrease was primarily due to the maturity of all our short-term investments during 2020.

Interest Expense. For both the three months ended March 31, 2021 and 2020, we recognized $0.2 million in interest expense.  The interest expense recognized in both periods is primarily associated with the April 2020 and March 2019 convertible notes.

Other Income. For the three months ended March 31, 2020, we recognized $0.4 million in other income associated with certain research and development tax credits.

Warrant Liabilities Fair Value Adjustment.  For the three months ended March 31, 2021 and 2020, we recognized gains of $1.3 million and $4.8 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.

Derivative Liabilities Fair Value Adjustment.  For the three months ended March 31, 2021 and 2020, we recognized a loss of $0.1 million and a gain of $0.7 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the increase and decrease, respectively, in our stock price during the quarter.

Income Tax Expense.  For the three months ended March 31, 2021, we recognized $1.1 million of tax withholding expense primarily associated with the upfront payment received from Hansoh.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2021, we have primarily funded our operations from net proceeds from debt and equity issuances and through revenue from development services. As of March 31, 2021, we had cash and cash equivalents of $92.0 million, compared to cash and cash equivalents of $93.0 million as of December 31, 2020. The decrease in our cash and cash equivalents was primarily due to our increase in selling, general and administrative expenses to support a potential commercial launch of ibrexafungerp for the treatment of vaginal yeast infections and the continued development costs associated with ibrexafungerp, offset in part by a $10.0 million cash receipt from Hansoh.  We have incurred annual net losses since our inception, and we incurred a net loss during the three months ended March 31, 2021.  As of March 31, 2021, our accumulated deficit was $331.3 million.

We expect that we will continue to incur losses for at least the foreseeable future.  Consistent with our operating plan, we expect our research and development expenses to decrease primarily given the completion of the VANISH Phase 3 registration program and the completion of enrollment in our CANDLE study and we expect our selling, general and administrative expenses to increase to support a potential commercial launch for the treatment of VVC and our ongoing operations. As a result, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registrations, and the common stock purchase agreement entered into on April 10, 2020 with Aspire Capital.

Cash Flows

The following table sets forth the significant sources and uses of cash for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash, cash equivalents, and restricted cash, January 1	$93,314	$42,193
Net cash used in operating activities	(759)	(14,057)
Net cash used in investing activities	(200)	(7,762)
Net cash (used in) provided by financing activities	(71)	152
Net decrease in cash, cash equivalents, and restricted cash	(1,030)	(21,667)
Cash, cash equivalents, and restricted cash, March 31	$92,284	$20,526

Operating Activities

The $13.3 million decrease in net cash used in operating activities for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to the cash receipt of $10.0 million from Hansoh during the current quarter which offset our increase in selling, general and administrative expenses to support a potential commercial launch of ibrexafungerp for the treatment of vaginal yeast infections and the continued development costs associated with ibrexafungerp.  Consistent with our operating plan, we expect that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program and the completion of enrollment in the CANDLE Phase 3 study and we expect our selling, general and administrative expenses to increase to support a potential commercial launch for the treatment of vaginal yeast infections and our ongoing operations.

Net cash used in operating activities of $0.8 million for the three months ended March 31, 2021, primarily consisted of the $4.7 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $1.3 million, the loss on change in fair value of the derivative liabilities of $0.1 million, stock-based compensation expense of $0.4 million, amortization of debt issuance costs and discount of $0.3 million, and the loss on extinguishment of debt of $2.7 million, plus a net favorable change in operating assets and liabilities of $1.7 million. The net favorable change in operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses, and other of $0.1 million and offset in part by a decrease in prepaid expenses, deferred costs, and other of $1.7 million.  The $0.1 million decrease in accounts payable, accrued expenses, and other was primarily due to the increase in accounts payable of $1.9 million as of March 31, 2021, offset in part by the decrease of $1.8 million in accrued employee bonus compensation as a result of the payment of the 2020 related employee bonus compensation in 2021 and a $0.2 million decrease in accrued research and development expenses.  The decrease in prepaid expense, deferred cost, and other of $1.7 million was primarily due to the collection of a $2.9 million receivable in February 2021 offset by a $1.0 million other receivable recognized for the three months ended March 31, 2021.

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

Investing Activities

Net cash used in investing activities of $0.2 million for the three months ended March 31, 2021 consisted solely of purchases of intangible assets.  Net cash used in investing activities of $7.8 million for the three months ended March 31, 2020 consisted of purchases and maturities of short-term investments of $14.2 million and $6.5 million, respectively.

Financing Activities

Net cash used in financing activities of $0.1 million for the three months ended March 31, 2021, consisted primarily of $0.1 million in payments of offering costs and underwriting discounts and commissions associated with our December 2020 public offering.

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

Based upon our existing operating plan, we believe that our existing cash and cash equivalents, the sale of a portion of our New Jersey NOLs, and the anticipated sales of Brexafemme will enable us to fund our operating requirements into 2023.  These funds will also be sufficient to enable us to commercially launch Brexafemme for the treatment of vaginal yeast infections, if approved, and complete the development activities for the CANDLE study.  However, we are continually evaluating our operating plan and assessing the optimal cash utilization for our ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015, June 2016, March 2018, December 2019, and December 2020, as well as through our common stock purchase agreement with Aspire Capital, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Our critical accounting policies, significant judgments, and estimates are described within Note 2 to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as Note 2 and Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2021, we entered into a Loan Agreement with Hercules, as administrative agent and collateral agent (in such capacity, the Agent) and a lender, and Silicon Valley Bank, as a lender (SVB, and collectively with Hercules in such capacity, the Lenders) for an aggregate principal amount of up to $60.0 million.

In connection with the entry into the Loan Agreement, we issued to each of Hercules and SVB a warrant (collectively, the Warrants) to purchase shares of our common stock (the Shares).  The number of Shares that may be purchased equals: for the Warrant issued to Hercules, 0.02666 multiplied by the aggregate amount of term loan advances, divided by the exercise price of the Warrant; and for the Warrant issued to SVB, 0.01333 multiplied by the aggregate amount of term loan advances, divided by the exercise price of the Warrant.  Accordingly, the number of Shares for which each Warrant is exercisable will increase as the term loan is funded. The Warrants will be exercisable for a period of seven years from the date of issuance at a per-share exercise price equal to $7.04, subject to certain adjustments as specified in the Warrant.

The issuance of the Warrants by us to the Lenders was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as they were issued to two accredited investors.

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

10.1

Exclusive License and Collaboration Agreement, made as of February 11, 2021, by and between SCYNEXIS, Inc., Hansoh (Shanghai) Health Technology Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Limited

10.2	Master Services Agreement, effective as of February 4, 2021, by and between SCYNEXIS, Inc. and Amplity, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2021

By:	/s/ Eric Francois
Eric Francois
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 16, 2021