Form 10-Q
period 2021-09-30
SCYNEXIS INC
filed 2021-11-10
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 1, 2021, there were 23,950,121 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$100,109	$93,041
Prepaid expenses and other current assets	3,164	5,165
Accounts receivable, net	29	—
Inventory	631	—
Total current assets	103,933	98,206
Other assets	1,365	573
Deferred offering costs	206	187
Restricted cash	218	273
Property and equipment, net	165	298
Intangible assets	1,145	—
Operating lease right-of-use asset (See Note 6)	2,850	2,999
Total assets	$109,882	$102,536
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,510	$4,639
Accrued expenses	4,608	4,141
Warrant liabilities	1,037	17,564
Operating lease liability, current portion (See Note 6)	65	52
Total current liabilities	13,220	26,396
Other liabilities	2,099	—
Warrant liabilities	14,298	33,592
Convertible debt and derivative liability (See Note 5)	10,805	16,516
Loan payable	28,579	—
Operating lease liability (See Note 6)	3,267	3,274
Total liabilities	72,268	79,778
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of September 30, 2021 and December 31, 2020; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 23,885,570 and 19,663,698 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	27	20
Additional paid-in capital	367,823	349,351
Accumulated deficit	(330,236)	(326,613)
Total stockholders’ equity	37,614	22,758
Total liabilities and stockholders’ equity	$109,882	$102,536

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$516	$—	$516	$—
License agreement revenue	—	—	12,050	—
Total revenue	516	—	12,566	—
Operating expenses:
Cost of product revenues	145	—	145	—
Research and development	4,401	8,030	16,083	26,364
Selling, general and administrative	15,411	3,481	34,879	9,448
Total operating expenses	19,957	11,511	51,107	35,812
Loss from operations	(19,441)	(11,511)	(38,541)	(35,812)
Other expense (income):
Loss on extinguishment of debt	—	—	2,725	806
Amortization of debt issuance costs and discount	413	311	937	910
Interest income	(8)	(5)	(20)	(188)
Interest expense	1,019	330	1,678	859
Other income	—	—	—	(386)
Other expense	—	20	—	602
Warrant liabilities fair value adjustment	(18,810)	(7,786)	(35,378)	(16,114)
Derivative liabilities fair value adjustment	(1,400)	(5,290)	(1,772)	(6,683)
Total other income	(18,786)	(12,420)	(31,830)	(20,194)
(Loss) income before taxes	(655)	909	(6,711)	(15,618)
Income tax benefit	(50)	—	(3,088)	(3,144)
Net (loss) income	$(605)	$909	$(3,623)	$(12,474)
Net (loss) income per share attributable to common stockholders – basic
Net (loss) income per share – basic	$(0.02)	$0.09	$(0.14)	$(1.23)
Net loss per share attributable to common stockholders – diluted
Net loss per share – diluted	$(0.06)	$(0.28)	$(0.73)	$(1.37)
Weighted average common shares outstanding – basic and diluted
Basic	26,616,628	10,627,618	26,147,658	10,129,098
Diluted	27,754,828	13,389,014	26,326,006	11,220,802

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,623)	$(12,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133	82
Stock-based compensation expense	1,528	1,220
Amortization of debt issuance costs and discount	937	910
Change in fair value of warrant liabilities	(35,378)	(16,114)
Change in fair value of derivative liabilities	(1,772)	(6,683)
Noncash operating lease expense for right-of-use asset	149	144
Loss on extinguishment of debt	2,725	806
Noncash consideration associated with common stock purchase agreement	—	602
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	1,271	1,482
Accounts payable, accrued expenses, and other	4,990	(2,757)
Net cash used in operating activities	(29,040)	(32,782)
Cash flows from investing activities:
Maturities of investments	—	20,713
Purchases of property and equipment	—	(4)
Purchase of intangible assets	(589)	—
Purchases of investments	—	(14,235)
Net cash (used in) provided by investing activities	(589)	6,474
Cash flows from financing activities:
Proceeds from common stock issued	8,027	4,702
Payments of offering costs and underwriting discounts and commissions	(151)	(279)
Proceeds from loan payable	30,000	—
Payments of loan payable issuance costs	(1,253)	—
Proceeds from common stock issuance under employee stock purchase plan	22	28
Repurchase of shares to satisfy tax withholdings	(3)	(75)
Proceeds from senior convertible notes	—	10,000
Payments of senior convertible notes issuance costs	—	(494)
Net cash provided by financing activities	36,642	13,882
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,013	(12,426)
Cash, cash equivalents, and restricted cash at beginning of period	93,314	42,193
Cash, cash equivalents, and restricted cash at end of period	$100,327	$29,767
Supplemental cash flow information:
Cash paid for interest	$1,569	$840
Cash received for interest	$18	$186
Noncash financing and investing activities:
Common stock issued for settlement of senior convertible notes	$7,452	$2,784
Purchased intangible assets included in accounts payable and accrued expenses	$556	$—
Deferred offering and issuance costs included in accounts payable and accrued expenses	$50	$54
Deferred offering costs reclassified to additional-paid-in capital	$30	$1
Common stock issued for commitment shares	$—	$602
Reclass of warrant liability to additional paid in capital	$298	$—
Reclass of deferred asset associated with issuance of loan payable to debt discount	$390	$—
Settlement of liability for exercise of warrants	$805	$—

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections.  The Company is developing its lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (IV)/oral agent for multiple fungal indications in both the community and hospital settings. In June 2021, the Company announced that the U.S. Food and Drug Administration (“FDA”) approved BREXAFEMME (ibrexafungerp tablets) for oral use in patients with vulvovaginal candidiasis (“VVC”), also known as vaginal yeast infection, and the Company has commenced the commercialization of BREXAFEMME in the U.S.

The Company has incurred significant losses and negative cash flows from operations since its initial public offering in May 2014 and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of $330.2 million at September 30, 2021 and limited capital resources to fund ongoing operations. These capital resources primarily comprised cash and cash equivalents of $100.1 million at September 30, 2021. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by, among other things: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; (4) its ability to commercialize ibrexafungerp for the treatment of vaginal yeast infections and; (5) any other unanticipated material negative events or costs.  One or more of these events or costs could materially affect the Company’s liquidity.  If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Intercompany balances and transactions are eliminated in consolidation.

New Jersey Technology Business Tax Certificate Transfer (NOL) Program

The New Jersey Technology Business Tax Certificate Transfer (NOL) program, administered by the New Jersey Economic Development Authority, enables approved biotechnology companies to sell their unused net operating losses (“NOLs”) and research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey.  For the nine months ended September 30, 2021, the Company recognized a $4.1 million income tax benefit for the sale of a portion of the Company’s unused New Jersey NOLs and research and development credits.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include: revenue recognition, determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimates and assumptions utilized in measuring the fair values of the warrant and derivative liabilities each reporting period.
2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2020, except as described below.

Accounts Receivable, Net

Accounts receivable are reported on the unaudited condensed consolidated balance sheets at outstanding amounts due from customers for product sales net of discounts and chargebacks.  The Company evaluates the collectability of accounts receivable on a regular basis, by reviewing the financial condition and payment history of its customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. An allowance for doubtful accounts is recorded when a receivable is deemed to be uncollectible.  The Company recorded no allowance for doubtful accounts as of September 30, 2021.

Inventory

Inventory is stated at the lower of cost or net realizable value. Costs include amounts related to third party manufacturing.  Prior to the regulatory approval of an investigational drug, the Company recognizes as research and development expense costs related to the manufacture of an investigational drug when incurred.  Upon regulatory approval, the Company begins capitalizing such manufacturing expenses as inventory.  For BREXAFEMME, capitalization of costs as inventory began upon regulatory approval on June 1, 2021.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of goods and services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods and services. The Company performs the following five steps to recognize revenue under ASC Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer.

Product Revenue, Net

The Company sells BREXAFEMME primarily to wholesalers in the United States and are initially invoiced at contractual list prices. These wholesalers subsequently resell BREXAFEMME to specialty and other retail pharmacies. In addition to agreements with the wholesalers, the Company enters into arrangements with third-party payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of BREXAFEMME.

The Company determined that performance obligations are satisfied and revenue is recognized when a customer takes control of the Company’s product, which occurs at a point in time. This occurs upon delivery of the BREXAFEMME to customers, at which point the Company recognizes revenue. Payment is typically received 70 to 90 days after satisfaction of the Company’s performance obligations.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer (“transaction price”). The transaction price for product sales is reduced by variable consideration related to chargebacks, rebates, discounts, incentives, and returns.  The Company will estimate the amount of variable consideration that should be included in the transaction price using the expected value method. These estimates take into consideration prescription demand from commercial providers, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, and historical trends. These provisions reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in net sales only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.  Sales commissions and other incremental costs of obtaining customer contracts are expensed as incurred as the amortization periods would be less than one year.

License Agreement Revenue

The Company has entered into arrangements involving the sale or license of intellectual property and the provision of other services.  When entering into any arrangement involving the sale or license of intellectual property rights and other services, the Company determines whether the arrangement is subject to accounting guidance in ASC 606, Revenue from Contracts with Customers, as well as ASC 808, Collaborative Arrangements ("Topic 808"). If the Company determines that an arrangement includes goods or services that are central to the Company’s business operations for consideration, the Company will then identify the performance obligations in the contract using the unit-of-account guidance in Topic 606.  For a distinct unit-of-account that is within the scope of Topic 606, the Company applies all of the accounting requirements in Topic 606 to that unit-of-account, including the recognition, measurement, presentation and disclosure requirements.  For a distinct unit-of-account that is not within the scope of Topic 606, the Company will recognize and measure the distinct unit-of-account based on other authoritative ASC Topics or on a reasonable, rational, and consistently applied policy election.

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

Cost of Product Revenues

The cost of product revenues consists primarily of distribution and freight costs and other manufacturing costs. Prior to the regulatory approval of BREXAFEMME on June 1, 2021, the Company expensed as research and development the costs associated with the third-party manufacture of BREXAFEMME.

Basic and Diluted Net (Loss) Income per Share of Common Stock

The Company calculates net (loss) income per common share in accordance with ASC 260, Earnings Per Share. Basic net (loss) income per common share for the three and nine months ended September 30, 2021 and 2020 was determined by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net (loss) income per common share for the three and nine months ended September 30, 2021 includes the pre-funded warrants to purchase 5,260,000 shares of common stock issued in the December 2020 Public Offering.  Diluted net loss per common share for the three and nine months ended September 30, 2021 and 2020 was determined as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(605)	$909	$(3,623)	$(12,474)
Dilutive effect of convertible debt	(988)	—	—	—
Dilutive effect of warrant liability	—	(4,649)	(15,719)	(2,917)
Net loss allocated to common shares	$(1,593)	$(3,740)	$(19,342)	$(15,391)

Weighted average common shares outstanding – basic	26,616,628	10,627,618	26,147,658	10,129,098
Dilutive effect of stock options and restricted stock units	—	1,058	—	—
Dilutive effect of convertible debt	1,138,200	—	—	—
Dilutive effect of warrant liability	—	2,760,338	178,348	1,091,704
Weighted average common shares outstanding – diluted	27,754,828	13,389,014	26,326,006	11,220,802

Net loss per share – diluted	$(0.06)	$(0.28)	$(0.73)	$(1.37)

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020, as the result would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outstanding stock options	1,643,506	808,855	1,643,506	817,855
Outstanding restricted stock units	149,134	80,137	149,134	80,137
Warrants to purchase common stock associated with June 2016 public offering	—	421,867	—	421,867
Warrants to purchase common stock associated with March 2018 public offering – Series 2	798,810	798,810	798,810	798,810
Warrants to purchase common stock associated with December 2019 Public Offering	4,472,205	4,472,205	4,472,205	4,472,205
Warrants to purchase common stock associated with December 2020 Public Offering - Series 1	6,439,866	—	—	—
Warrants to purchase common stock associated with December 2020 Public Offering - Series 2	6,800,000	—	6,800,000	—
Warrants to purchase common stock associated with Loan Agreement	170,410	—	170,410	—
Warrants to purchase common stock associated with Solar loan agreement	—	12,243	—	12,243
Common stock associated with March 2019 Notes	—	—	1,138,200	1,138,200
Total	20,473,931	6,594,117	15,172,265	7,741,317

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
3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid research and development services	$832	$1,535
Prepaid insurance	798	362
Other prepaid expenses	1,165	19
Other receivables	—	2,876
Other current assets	369	373
Total prepaid expenses and other current assets	$3,164	$5,165

4.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development expenses	$950	$991
Accrued employee bonus compensation	1,512	2,190
Other accrued expenses	2,146	960
Total accrued expenses	$4,608	$4,141

5.	Borrowings

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

Under the terms of the Loan Agreement, the Company received an initial tranche of $20.0 million from the Lenders on the Closing Date. The second tranche of the Term Loan, consisting of up to an additional $10.0 million, became available to the Company upon receipt of approval from the FDA of ibrexafungerp for the treatment of vaginal yeast infections (the “First Performance Milestone”) and was fully funded in June 2021.  The third tranche of the Term Loan, consisting of an additional $5.0 million, will be available to the Company upon (a) the First Performance Milestone and (b) the achievement of the primary endpoint from the Phase 3 study of ibrexafungerp in patients with recurrent vulvovaginal candidiasis, and will be available, if specified conditions are met, from September 30, 2021 through June 30, 2022. The fourth tranche of the Term Loan, consisting of up to an additional $25.0 million, will be available to the Company from January 1, 2022 through December 31, 2023 in $5.0 million increments, subject to certain terms and conditions, including in maintaining a ratio of total outstanding Term Loan principal to net product revenues for ibrexafungerp below a certain specified level for a given draw period.  The Company estimated the fair value of the loan payable using a credit spread valuation model and Level 3 inputs which included an implied secured spread, risk free rate, and secured yield of 9.39%, 0.64%, and 10.02%, respectively.  At September 30, 2021, the fair value of the loan payable is $29.3 million.

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

Future principal debt payments on the currently outstanding loan payable as of September 30, 2021 are as follows (in thousands):

2021	$—
2022	—
2023	—
2024	20,737
2025	9,263
Total principal payments	30,000
Final fee due at maturity	1,185
Total principal and final fee payment	31,185
Unamortized discount and debt issuance costs	(2,606)
Less current portion	—
Loan payable, long term	$28,579

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

As of September 30, 2021, the Company’s March 2019 Notes consists of the convertible debt balance of $10.0 million, presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.4 million, and the bifurcated embedded conversion option derivative liability of $0.8 million.  In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-

whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock.  The convertible debt and derivative liability associated with the March 2019 Notes are presented in total on the accompanying unaudited condensed consolidated balance sheets as the convertible debt and derivative liability.  The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense.  For the three months ended September 30, 2021 and 2020, the Company recognized gains of $1.4 million and $2.1 million, respectively, on the fair value adjustment for the derivative liability.  For the nine months ended September 30, 2021 and 2020, the Company recognized gains of $1.9 million and $2.6 million, respectively, on the fair value adjustment for the derivative liability.  For the three months ended September 30, 2021 and 2020, the Company recognized $0.2 million and $0.3 million, respectively, in amortization of debt issuance costs and discount related to the March 2019 Notes.  For the nine months ended September 30, 2021 and 2020, the Company recognized $0.7 million and $0.8 million, respectively, in amortization of debt issuance costs and discount related to the March 2019 Notes.

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At September 30, 2021 and December 31, 2020, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $11.5 million and $12.9 million, respectively.

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

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating lease cost	$166	$166	$498	$498
Variable lease cost	9	9	18	36
Total operating lease expense	$175	$175	$516	$534

Cash paid for amounts included in the measurement of operating lease liability	$116	$114	$343	$336

			September 30, 2021	December 31, 2020
Remaining Lease term (years)			7.84	8.59
Discount rate			15%	15%

Future minimum lease payments for the Lease as of September 30, 2021 are as follows (in thousands):

September 30, 2021
2021	$174
2022	527
2023	715
2024	730
2025	744
Thereafter	2,789
Total	$5,679

The presentations of the operating lease liability as of September 30, 2021 are as follows (in thousands):

September 30, 2021
Present value of future minimum lease payments	$3,332

Operating lease liability, current portion	$65
Operating lease liability, long-term portion	3,267
Total operating lease liability	$3,332

Difference between future minimum lease payments and discounted cash flows	$2,347

License Arrangement with Potential Future Expenditures

As of September 30, 2021, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health.  In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company.  Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the “Deferred Milestone”). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, the Company entered into second and third amendments to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019.  On December 2, 2020, the Company entered into a fourth amendment to the license agreement with Merck.  The amendment eliminates two cash milestone payments that the Company would have paid to Merck upon the first filing of an NDA, triggered by the FDA acceptance for filing of the Company’s NDA for ibrexafungerp for the treatment of VVC, and first marketing approval in the U.S.  Such cash milestone payments would have been creditable against future royalties owed to Merck on net sales of ibrexafungerp. With the amendment, these milestones will not be paid in cash and, accordingly, credits will not accrue. Pursuant to the amendment, the Company will also forfeit the credits against future royalties that it had accrued from a prior milestone payment already paid to Merck.  All other key terms of the license agreement are unchanged.

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

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 100,000,000 shares as of September 30, 2021, and December 31, 2020; 23,885,570 and 19,663,698 shares were issued and outstanding at September 30, 2021, and December 31, 2020, respectively.

On July 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation  (the “Amendment”), which became effective on Friday, July 17, 2020, (a) implementing a 1-for-10 reverse stock split of the Company’s common stock and (b) decreasing the number of authorized shares of the Company’s common stock from 250,000,000 shares to 100,000,000 shares.

The following table summarizes common stock share activity for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30, 2021
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2021	23,147,552	$26	$361,925	$(329,631)	$32,320
Net loss	—	—	—	(605)	(605)
Stock-based compensation expense	—	—	588	—	588
Common stock issued through employee stock purchase	2,759	—	13	—	13
Common stock issued, net of expenses	733,937	1	5,300	—	5,301
Common stock issued for vested restricted stock units	1,322	—	(3)	—	(3)
Balance, September 30, 2021	23,885,570	$27	$367,823	$(330,236)	$37,614

	Nine Months September 30, 2021
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2020	19,663,698	$20	$349,351	$(326,613)	$22,758
Net loss	—	—	—	(3,623)	(3,623)
Stock-based compensation expense	—	—	1,528	—	1,528
Common stock issued through employee stock purchase	4,943	—	22	—	22
Common stock issued, net of expenses	3,250,739	6	8,707	—	8,713
Common stock issued for conversion of April 2020 Notes	959,080	1	7,452	—	7,453
Common stock issued for vested restricted stock units	7,110	—	(3)	—	(3)
Vested Loan Agreement warrants	—	—	766	—	766
Balance, September 30, 2021	23,885,570	$27	$367,823	$(330,236)	$37,614

	Three Months Ended September 30, 2020
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2020	10,478,927	$10	$291,134	$(284,811)	$6,333
Net loss	—	—	—	909	909
Stock-based compensation expense	—	—	399	—	399
Common stock issued, net of expenses	315,939	—	1,909	—	1,909
Common stock issued through employee stock purchase plan	2,284	—	9	—	9
Common stock issued for vested restricted stock units	969	—	(1)	—	(1)
Balance, September 30, 2020	10,798,119	$10	$293,450	$(283,902)	$9,558

	Nine Months Ended September 30, 2020
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2019	9,741,372	$10	$284,313	$(271,428)	$12,895
Net loss	—	—	—	(12,474)	(12,474)
Stock-based compensation expense	—	—	1,220	—	1,220
Common stock issued through employee stock purchase plan and stock option plans	4,652	—	28	—	28
Common stock issued, net of expenses	647,504	—	4,578	—	4,578

Common stock issued for conversion of April 2020 Notes	316,461	—	2,784	—	2,784
Common stock issued for commitment shares	70,910	—	602	—	602
Common stock issued for vested restricted stock units	17,220	—	(75)	—	(75)
Balance, September 30, 2020	10,798,119	$10	$293,450	$(283,902)	$9,558

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2021	December 31, 2020
Outstanding stock options	1,643,506	830,343
Outstanding restricted stock units	149,134	29,087
Warrants to purchase common stock associated with June 2016 Public Offering	—	421,867
Warrants to purchase common stock associated with March 2018 Public Offering – Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2019 Public Offering	4,472,205	4,472,205
Warrants to purchase common stock associated with December 2020 Public Offering - Series 1	6,439,866	6,800,000
Warrants to purchase common stock associated with December 2020 Public Offering - Series 2	6,800,000	6,800,000
Prefunded warrants to purchase common stock associated with December 2020 Public Offering	3,200,000	5,260,000
Warrants to purchase common stock associated with Loan Agreement	170,410	—
Warrants to purchase common stock associated with Solar loan agreement	—	12,243
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance for the conversion of the April 2020 Notes	—	1,299,790
For possible future issuance under 2014 Plan (Note 8)	184,497	146,488
For possible future issuance under Employee Stock Purchase Plan	3,893	5,895
For possible future issuance under 2015 Plan (Note 8)	231,450	14,050
Total common shares reserved for future issuance	25,231,971	28,028,978

Common Stock Purchase Agreement and Sales Agreement

On April 10, 2020, the Company entered into the Common Stock Purchase Agreement with Aspire Capital pursuant to which the Company has the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock over the next 30 months, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.  The aggregate number of shares that we can sell to Aspire Capital under the Common Stock Purchase Agreement may in no case exceed 1,956,547 shares of the Company’s common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the Common Stock Purchase Agreement), including the 70,910 commitment shares (the Exchange Cap), unless either (a) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply, or (b) the average purchase price of all shares sold under the Common Stock Purchase Agreement exceeds $8.461; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.99% of the Company’s common stock.  During the nine months ended September 30, 2021 and 2020, the Company sold 400,000 and 125,000 shares, respectively, of its common stock under the Common Stock Purchase Agreement for gross proceeds of $2.6 million and $0.6 million, respectively.  During the nine months ended September 30, 2021, we sold 430,605 shares of our common stock and received net proceeds of $2.5 million under the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co. Inc.

Warrants Associated with the March 2018, December 2019, and December 2020 Public Offerings

The outstanding warrants associated with the March 2018, December 2019, and December 2020 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations.  During the nine months ended September 30, 2021, 360,134 and 2,060,000 of the December 2020 public offering warrants and prefunded warrants were exercised for proceeds of $2.6 million and $2,000, respectively.  During the three months ended September 30, 2021 and 2020, the Company recognized gains of $18.8 million and $7.8 million.  During the nine months ended September 30, 2021 and 2020, the Company recognized gains of $35.4 million and $16.1 million, respectively, in the warrant liabilities fair value adjustment.  As of September 30, 2021 and December 31, 2020, the fair value of the warrant liabilities was $15.3 million and $51.2 million, respectively.

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

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan (“2014 Plan”), on January 1, 2021 and 2020, the Company automatically added 786,547 and 389,650 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of September 30, 2021, there were 184,497 shares of common stock available for future issuance under the 2014 Plan.

As of September 30, 2021, there were 231,450 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”).  During the nine months ended September 30, 2021 and 2020, there were options to purchase 182,600 and 17,500 shares of the Company’s common stock granted under the 2015 Plan, respectively.   On April 30, 2021, the Company’s board of directors amended the 2015 Plan, and the share reserve for the 2015 Plan was increased from 90,000 to 500,000 shares of common stock.

The activity for the Company’s 2009 Stock Option Plan, 2014 Plan, and 2015 Plan, for the nine months ended September 30, 2021, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2020	830,343	$21.52	7.71	$96
Granted	838,750	$7.36
Forfeited/Cancelled	(25,587)	$6.68
Outstanding — September 30, 2021	1,643,506	$14.52	8.20	$10
Exercisable — September 30, 2021	674,795	$24.03	6.84	$—
Vested or expected to vest — September 30, 2021	1,643,506	$14.52	8.20	$10

Restricted stock unit (“RSU”) activity under the 2014 Plan and 2015 Plan for the nine months ended September 30, 2021, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	29,087	$9.52
Granted	130,175	$7.83
Vested	(7,928)	$11.85
Forfeited	(2,200)	$7.47
Non-vested at September 30, 2021	149,134	$7.95

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

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2014 Plan and the 2015 Plan was $0.6 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $1.5 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.  The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for each of the three and nine months ended September 30, 2021 and 2020.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$174	$130	$436	$394
Selling, general and administrative	414	269	1,092	826
Total	$588	$399	$1,528	$1,220

9.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of September 30, 2021 and December 31, 2020 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Cash	$173	$173	—	—
Restricted cash	218	218	—	—
Money market funds	99,936	99,936	—	—
Total assets	$100,327	$100,327	—	—

Warrant liabilities	$15,335	—	—	$15,335
Derivative liability	756	—	—	756
Total liabilities	$16,091	—	—	$16,091

December 31, 2020
Cash	$117	$117	—	—
Restricted cash	273	273	—	—
Money market funds	92,924	92,924	—	—
Total assets	$93,314	$93,314	—	—

Warrant liabilities	$51,156	—	—	$51,156
Derivative liabilities	5,954	—	—	5,954
Total liabilities	$57,110	—	—	$57,110

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.  The unobservable input for all of the Level 3 warrant liabilities includes volatility.  The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants.  At September 30, 2021, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 67.2% to 79.8% and 78.9%, respectively.  The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates.  This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, adjusted equity volatility, credit rating, market credit spread, and estimated effective yield.  The unobservable inputs associated with the Level 3 derivative liabilities are adjusted equity volatility, market credit spread, and estimated yield.  As of September 30, 2021, these inputs were 63.0%, 1,408 basis points, and 14.7%, respectively.  The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method.  The discount for lack of marketability, 6.3% as of September 30, 2021, is applied to the value of the March 2019 Notes.  The residual difference represents the fair value of the embedded derivative liabilities and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2020	$51,156
Loan Agreement warrants	362
Gain adjustment to fair value	(35,378)
Settlement for December 2020 Public Offering - Series 1 warrant exercise	(805)
Balance – September 30, 2021	$15,335

Derivative Liabilities
Balance – December 31, 2020	$5,954
Adjustment for conversion of April 2020 Notes	(3,426)
Gain adjustment to fair value	(1,772)
Balance – September 30, 2021	$756

10.	Revenue

Product Revenue, Net

Net product revenue was $0.5 million for the three months ended September 30, 2021. Products are sold primarily to wholesalers.  Revenue is reduced from wholesaler list price at the time of recognition for expected chargebacks, rebates, discounts, incentives, and returns, which are referred to as gross to net (“GTN”) adjustments. These reductions are currently attributed to various commercial arrangements.  Chargebacks and discounts are recognized as a reduction in accounts receivable or as accrued expenses based on their nature and settled through the issuance of credits to the customer or through cash payments to the customer, respectively.  All other returns, rebates, and incentives are reflected as accrued expenses and settled through cash payments to the customer.  Three wholesalers comprised 55%, 20%, and 16% of the Company’s gross revenue for the three months ended September 30, 2021.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories as of September 30, 2021 (in thousands):

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Total
Balance as of December 31, 2020	$—	$—	$—	$—
Provision related to current period revenue	423	12	1,461	1,896
Changes in estimate related to prior period revenue	—	—	—	—
Credit/payments	(70)	—	(333)	(403)
Balance as of September 30, 2021	$353	$12	$1,128	$1,493

(1)

Discounts and chargebacks include fees for wholesaler fees, prompt pay and other discounts, and chargebacks. Discounts and chargebacks are deducted from gross revenue at the time revenues are recognized and are included as a reduction in accounts receivable or as an accrued expense based on their nature on the Company’s unaudited condensed consolidated balance sheet.

(2)

Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheet.

(3)

Rebates and incentives include rebates and co-pay program incentives.  Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheets.

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

The Company determined that the transaction price of $12.1 million included the fixed upfront cash payment of $10.0 million, an additional amount that was payable upon the transfer of certain data related to the manufacturing license, and $1.1 million related to withholding tax obligations that Hansoh remitted on behalf of the Company.  The remaining amounts related to the successful completion of a manufacturing batch by Hansoh and potential development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of September 30, 2021.  Potential commercial milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license.  The transaction price was recorded in revenue during the nine months ended September 30, 2021 at a point in time upon control of the license transferring to Hansoh.  The Company will reevaluate the transaction price at the end of each reporting period as uncertain events or resolved, or as other changes in circumstances occur.

Additionally, pursuant to the Agreement, both the Company and Hansoh agreed to make reasonable efforts to account for applicable taxes, fees, duties, levies, or similar amounts imposed on net income, franchise taxes and profits arising directly or indirectly from the activities of the Agreement.  To the extent Hansoh is required by applicable laws to withhold or deduct any tax on any payment to the Company, Hansoh agreed to make certain increases on payments to the Company to ensure that the Company receives a sum equal to what the Company would have received had there been no deduction or withholding.  As a result, the Company has recorded revenue and tax withholding expense primarily associated with the up-front payment received by the Company on a gross basis.  For the nine months ended September 30, 2021, the Company recognized $1.1 million in revenue and $1.1 million in income tax expense to account for the tax withholding expense primarily on the $10.0 million up-front that the Company is responsible to remit under applicable tax law.

In July 2016, the Company entered into an asset purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the asset purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized.  For the three and nine months ended September 30, 2021, there was no revenue recognized associated with this agreement given the variable consideration associated with the sale of intellectual property to Cypralis was fully constrained as of March 31, 2021.  Additionally, in October 2014 the Company entered into a license agreement with Waterstone Pharmaceutical HK Limited (or “Waterstone”) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds.  The Company is entitled to receive potential milestones and royalties from Waterstone; however, there was no revenue recognized by the Company associated with this agreement given the variable consideration was fully constrained as of September 30, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2021, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.  In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

Overview

SCYNEXIS, Inc. is pioneering innovative medicines to potentially help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug-resistant infections.  We are developing our lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (IV)/oral agent for multiple fungal indications in both the community and hospital settings. In June 2021, the U.S. Food and Drug Administration (FDA) approved BREXAFEMMEâ (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC), also known as vaginal yeast infection, and we have commenced the commercialization of BREXAFEMME in the U.S.  We also are continuing late-stage clinical development of ibrexafungerp for multiple indications, including the treatment of life-threatening invasive fungal infections caused primarily by Candida (including C. auris) and Aspergillus species in hospitalized patients.

Ibrexafungerp, the first representative of a novel class of antifungal agents called triterpenoids, is a structurally distinct glucan synthase inhibitor and has shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus species, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces species. Candida and Aspergillus species are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple in vitro, in vivo, and clinical studies. The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations to ibrexafungerp for the indications of VVC (including the prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications. These designations may provide us with additional market exclusivity and expedited regulatory paths.

BREXAFEMME Update

In June 2021, the FDA approved BREXAFEMME for use in patients with VVC.  This approval was based on positive results from two Phase 3, randomized, double-blind, placebo-controlled, multi-center studies (VANISH-303 and VANISH-306), in which oral ibrexafungerp demonstrated statistically superior efficacy compared to placebo and a favorable tolerability profile in women with VVC.  The FDA granted BREXAFEMME five years of exclusivity extension under the Generating Antibiotic Incentives Now (GAIN) Act, which will be added to any other applicable exclusivity periods, such as the five years of new chemical entity (NCE) exclusivity, for a combined ten-year period of regulatory exclusivity. BREXAFEMME also is protected by multiple patents, including a composition-of-matter patent covering the ibrexafungerp molecule. With patent term extension, this patent is expected to expire in 2035, providing an expected 14 years of protection from generic competitors in the U.S.

Treatments for VVC have historically included several topical azole antifungals and oral fluconazole.  Approximately 80% of VVC sufferers will have more than one yeast infection and over a third of women may have six yeast infections or more in a lifetime. There are over 17 million prescriptions written for VVC in the U.S. annually, all of which belong to a single drug class, the azoles.  Following approval of BREXAFEMME in June 2021, by August the product had been manufactured, packaged, and distributed to pharmacies and our sales force had been hired and trained with the commercial launch formally announced in September 2021.  IQVIA data showed 1,006 total prescriptions for BREXAFEMME in the third quarter of 2021, with nearly 700 in September, which was in line with our internal expectations for the first partial quarter of launch. There was a consistent week-over-week growth rate of prescriptions from early August to the end of the quarter, and a similar trajectory of growing positive momentum continuing into the fourth quarter, with IQVIA showing 1,100 BREXAFEMME prescriptions in October alone.  BREXAFEMME is now covered by commercial insurance plans that represent more than 30% of commercially covered lives in the U.S.

We have partnered with Amplity Inc. (Amplity), a leading global contract commercialization organization, to support the ongoing U.S. commercialization of BREXAFEMME.  We are utilizing Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operations services.  BREXAFEMME is now available at pharmacies and our full sales team is in the field actively engaging healthcare providers (HCPs). An Early Experience Program was successfully implemented with key HCPs in July 2021, confirming the need for a new treatment option and their willingness to prescribe BREXAFEMME. Progress with payers has yielded scheduled Pharmacy and Therapeutic (P&T) reviews and contract discussions and negotiations.

Ibrexafungerp Update

Enrollment is complete in the CANDLE study, a Phase 3, multi-center, randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral ibrexafungerp for the prevention of recurrent VVC, for which there is no approved therapy in the U.S.  We expect the last-patient/last-visit for the CANDLE study by the end of 2021 with top-line data early in the second quarter of 2022.  We anticipate filing a potential supplemental NDA submission for the prevention of recurrent VVC in the second quarter of 2022, resulting in a potential approval in late 2022.

Enrollment is ongoing in our refractory and difficult-to-treat invasive fungal infections (rIFI) program, which comprises two open-label Phase 3 studies (FURI and CARES) designed to support a potential future NDA submission for ibrexafungerp through the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD).  We intend to continue to enroll and analyze the data of patients that have completed the treatment course in our FURI and CARES studies.

Enrollment is ongoing in our Phase 2 SCYNERGIA study for patients with invasive aspergillosis and will be extended into 2022 to enable investigators impacted by the COVID-19 pandemic additional time to secure patients for this important trial. SCYNERGIA, which is evaluating oral ibrexafungerp in combination with voriconazole for the treatment of invasive pulmonary aspergillosis, has not enrolled as rapidly as initially projected. The prioritization of hospital resources toward addressing the COVID-19 pandemic has impacted the ability of many institutions to focus on screening and enrolling patients into some clinical trials, including SCYNERGIA. With recent decreases in COVID-19 hospitalizations in some regions, we expect enrollment to accelerate over the next two quarters and anticipate top-line results in the second half of 2022.

We completed our Phase 1 randomized, double-blind, placebo-controlled single and multiple ascending dose study evaluating the safety, tolerability, and pharmacokinetics of the liposomal IV formulation of ibrexafungerp in 64 healthy subjects with treatment durations of up to seven days. Dosing began in March 2021, and the last cohort was completed in October 2021. The liposomal IV formulation of ibrexafungerp was generally well tolerated with no serious adverse events reported. The most common adverse events were mostly mild (few moderate) reactions at the infusion site. The dosing was successfully progressed until the target exposure was achieved (i.e., exposure associated with efficacy from animal models).  We are evaluating next steps toward the registrational program for this formulation.

Impact of COVID-19 Pandemic on Our Business

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020.  The full extent of the future impacts of COVID-19 on our operations is uncertain.

Corporate Update

In May 2021, we entered into a Loan and Security Agreement (the Loan Agreement) with Hercules Capital, Inc. (Hercules), as administrative agent and collateral agent (in such capacity, the Agent) and a lender, and Silicon Valley Bank, as a lender (SVB), for an aggregate principal amount of $60.0 million (the Term Loan).  We received $20.0 million upon closing of the Loan Agreement and $10.0 million upon the FDA approval of BREXAFEMME for oral use in patients with VVC. Pursuant to the Loan Agreement, the Term Loan is now available to us in two additional tranches, subject to certain terms and conditions.

In May 2021, we entered into an agreement with a third party to sell a portion of our unused New Jersey NOLs and research and development credits for approximately $4.1 million.

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

In February 2021, we entered into an Exclusive License and Collaboration Agreement (the Hansoh Agreement) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, Hansoh), pursuant to which Hansoh obtains an exclusive license from us to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan. Under the terms of the Hansoh Agreement, Hansoh shall be responsible for the development, regulatory approval and commercialization of ibrexafungerp in Greater China. We received a $10.0 million upfront payment in the first quarter of 2021 and will also be eligible to receive development and commercial milestones, plus low double-digit royalties on net product sales.  In September 2021, we announced that Hansoh filed an investigational new drug (IND) application with the National Medical Products Administration (NMPA) of the People’s Republic of China for a Phase 3 study evaluating the efficacy and safety of ibrexafungerp for the treatment of VVC.

On October 26, 2021, Eric Francois, our Chief Financial Officer, notified us of his intent to resign to return to his prior career in investment banking. Mr. Francois will continue in his current role through November 19, 2021, to complete the third quarter 2021 reporting obligations and facilitate a smooth transition. Lawrence Hoffman, CPA, ESQ, of Danforth Advisors, will serve as interim Chief Financial Officer.

Liquidity

We have operated as a public entity since we completed our initial public offering (IPO) of our common stock in May 2014. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, and December 2020.  As of September 30, 2021, we had received an aggregate of $253.2 million in net proceeds from the issuance of our common stock and warrants in these six offerings.  Our principal source of liquidity is cash and cash equivalents, which totaled $100.1 million as of September 30, 2021, and availability to issue up to $47.4 million and $16.8 million of our common stock under our at-the-market facility with Cantor Fitzgerald & Co. (Cantor) and Ladenburg Thalmann & Co. Inc. (Ladenburg) and common stock purchase agreement with Aspire Capital, respectively.  We received $30.0 million under our Term Loan and could potentially be eligible to receive up to an additional $30.0 million, subject to certain terms and conditions.

We have incurred annual net losses since our inception, including the year ended December 31, 2020, and the three and nine months ended September 30, 2021.  As of September 30, 2021, our accumulated deficit was $330.2 million. We anticipate that we will continue to incur losses for at least the next several years.  We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy, but that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program and the completion of enrollment in the CANDLE Phase 3 study.  Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations, and that our selling, general and administrative expenses will increase to support the ongoing commercial launch of BREXAFEMME for the treatment of vaginal yeast infections and our ongoing operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registrations, and the common stock purchase agreement with Aspire Capital.

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

Components of Operating Results

Revenue

Revenue primarily consists of a non-refundable upfront payment received under our license agreement with Hansoh and product sales of BREXAFEMME.

Cost of Product Revenue

Cost of product revenue consists primarily of distribution and freight expenses and other manufacturing costs associated with BREXAFEMME.  Prior to the regulatory approval of BREXAFEMME on June 1, 2021, we expensed as research and development the costs associated with the third-party manufacture of BREXAFEMME.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation. This includes personnel in executive, finance, human resources, business development, medical affairs, marketing, and administrative support functions. Other expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for accounting, auditing, tax and legal services, consulting costs for general and administrative purposes, information systems and marketing efforts.

Other Expense (Income)

All of our other income recognized in the three and nine months ended September 30, 2021 and 2020, consists of amortization of debt issuance costs and discount, interest income, interest expense, other income, the warrant liabilities fair value adjustment, the derivative liabilities fair value adjustment, and the loss recognized for the extinguishment of debt.

Income Tax (Benefit) Expense

All of our income tax (benefit) expense recognized in the three and nine months ended September 30, 2021 consists of an income tax benefit associated with the sale of our NOLs and research and development credits and tax withholding expense associated with the upfront payment received from Hansoh.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Period-to-Period Change
Revenue:
Product revenue, net	$516	$—	$516	—%
License agreement revenue	—	—	—	—
Total revenue	516	—	516	—%
Operating expenses:
Cost of product revenues	145	—	145	—%
Research and development	4,401	8,030	(3,629)	(45.2)%
Selling, general and administrative	15,411	3,481	11,930	342.7%
Total operating expenses	19,957	11,511	8,446	73.4%
Loss from operations	(19,441)	(11,511)	(7,930)	68.9%
Other expense (income):
Amortization of debt issuance costs and discount	413	311	102	32.8%
Interest income	(8)	(5)	(3)	60.0%
Interest expense	1,019	330	689	208.8%
Other expense	—	20	(20)	(100.0)%
Warrant liabilities fair value adjustment	(18,810)	(7,786)	(11,024)	141.6%
Derivative liabilities fair value adjustment	(1,400)	(5,290)	3,890	(73.5)%
Total other income	(18,786)	(12,420)	(6,366)	51.3%
(Loss) income before taxes	(655)	909	(1,564)	(172.1)%
Income tax benefit	(50)	—	(50)	—%
Net (loss) income	$(605)	$909	$(1,514)	(166.6)%

Revenue.  Revenue in the three months ended September 30, 2021 consists solely of product sales of BREXAFEMME.

Cost of Product Revenue.  Cost of product revenue in the three months ended September 30, 2021 consists primarily of distribution and freight costs associated with BREXAFEMME.

Research and Development. For the three months ended September 30, 2021, research and development expenses decreased to $4.4 million compared to $8.0 million for the three months ended September 30, 2020.  The decrease of $3.6 million, or 45%, for the three months ended September 30, 2021, was primarily driven by a decrease of $1.6 million in chemistry, manufacturing, and controls (CMC) expense, a decrease of $1.2 million in clinical development expense, a decrease of $0.6 million in regulatory expense, and a net decrease in other research and development expense of $0.2 million.

The $1.6 million decrease in CMC for the three months ended September 30, 2021, was primarily driven by $0.6 million and $0.5 million in expense recognized during the three months ended September 30, 2020 for drug product shipped in the period and third-party drug product manufacturing, respectively.  The $1.2 million decrease in clinical development expense for the three months ended September 30, 2021, was primarily driven by a decrease of $0.8 million and $0.5 million in expense associated with our CANDLE Phase 3 study and the VANISH Phase 3 program, respectively, as a result of the completion of the VANISH program and the completion of enrollment in the CANDLE Phase 3 study.  Additionally, we incurred a decrease of $0.3 million in expense associated with the SCYNERGIA study and a decrease of $0.2 million in expense associated with two drug-drug interaction studies to support the NDA for BREXAFEMME.  The decreases in clinical development expense for the three months ended September 30, 2021 were offset, in part, by an increase of $0.3 million in expense for the FURI and CARES studies in addition to an increase in expense of $0.2 million for the Phase 1 liposomal IV study.  The $0.6 million decrease in regulatory expense was primarily due to the costs incurred during the prior period for the preparation and filing of the NDA submission for BREXAFEMME.

Selling, General & Administrative. For the three months ended September 30, 2021, selling, general and administrative expenses increased to $15.4 million from $3.5 million for the three months ended September 30, 2020. The increase of $11.9 million, or 343%, for the three months ended September 30, 2021, was primarily driven by a $8.7 million increase in commercial related expense associated with the ongoing commercialization of BREXAFEMME, an increase of $1.3 million in salary related costs, an increase of $0.7 million in expense associated with increased information technology costs, an increase of $0.7 million in medical affairs expense, and a net increase of $0.5 million in other selling, general and administrative expense.

Amortization of Debt Issuance Costs and Discount. For the three months ended September 30, 2021 and 2020, we recognized $0.4 million $0.3 million in amortization of debt issuance costs and discount.  The 2021 and 2020 debt issuance costs and discount for both the April 2020 and March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs.  The 2021 debt issuance costs and discount for the Loan Agreement comprised issuance and commitment costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement.

Interest Income. For the three months ended September 30, 2021 and 2020, we recognized $8,000 and $5,000, respectively, in interest income primarily on our money market fund.

Interest Expense. For the three months ended September 30, 2021 and 2020, we recognized $1.0 million and $0.3 million in interest expense.  The interest expense recognized in both periods is primarily associated with the Loan Agreement and the April 2020 and March 2019 convertible notes.

Other Expense. For the three months ended September 30, 2020, we recognized $20,000 in other expense primarily associated with realized losses on foreign currency transactions.

Warrant Liabilities Fair Value Adjustment.  For the three months ended September 30, 2021 and 2020, we recognized gains of $18.8 million and $7.8 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarter.

Derivative Liabilities Fair Value Adjustment.  For the three months ended September 30, 2021 and 2020, we recognized gains of $1.4 million and $5.3 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the quarter.

Income Tax Benefit. Income tax benefit in the three months ended September 30, 2021 consists of $0.1 million in income tax benefit associated with an upfront payment received from Hansoh.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Period-to-Period Change
Revenue:
Product revenue, net	$516	$—	$516	—%
License agreement revenue	12,050	—	12,050	—%
Total revenue	12,566	—	12,566	—%
Operating expenses:
Cost of product revenues	145	—	145	—%
Research and development	16,083	26,364	(10,281)	(39.0)%
Selling, general and administrative	34,879	9,448	25,431	269.2%
Total operating expenses	51,107	35,812	15,295	42.7%
Loss from operations	(38,541)	(35,812)	(2,729)	7.6%
Other expense (income):
Loss on extinguishment of debt	2,725	806	1,919	238.1%
Amortization of debt issuance costs and discount	937	910	27	3.0%
Interest income	(20)	(188)	168	(89.4)%
Interest expense	1,678	859	819	95.3%
Other income	—	(386)	386	(100.0)%
Other expense	—	602	(602)	(100.0)%
Warrant liabilities fair value adjustment	(35,378)	(16,114)	(19,264)	119.5%
Derivative liabilities fair value adjustment	(1,772)	(6,683)	4,911	(73.5)%
Total other income	(31,830)	(20,194)	(11,636)	57.6%
Loss before taxes	(6,711)	(15,618)	8,907	(57.0)%
Income tax benefit	(3,088)	(3,144)	56	(1.8)%
Net loss	$(3,623)	$(12,474)	$8,851	(71.0)%

Revenue. Revenue in the nine months ended September 30, 2021, consists primarily of a non-refundable upfront payment received under our license agreement with Hansoh and product sales of BREXAFEMME.

Cost of Product Revenues.  Cost of product revenue in the nine months ended September 30, 2021 consists primarily of distribution and freight costs associated with BREXAFEMME.

Research and Development. For the nine months ended September 30, 2021, research and development expenses decreased to $16.1 million from $26.4 million for the nine months ended September 30, 2020.  The decrease of $10.3 million, or 39%, for the nine months ended September 30, 2021, was primarily driven by a decrease of $4.7 million in clinical development expense, a decrease of $4.1 million in chemistry, manufacturing, and controls (CMC) expense, a decrease of $0.8 million in preclinical expense, and a decrease of $0.7 million in regulatory expense.

The $4.7 million decrease in clinical development expense for the nine months ended September 30, 2021, was primarily driven by a decrease of $1.8 million and $1.7 million in expense associated with the VANISH Phase 3 program and CANDLE study, respectively, as a result of the completion of the VANISH program and the completion of enrollment in the CANDLE Phase 3 study.  Additionally, we incurred decreases of $0.9 million in expense for both the two drug-drug interaction studies to support the NDA for BREXAFEMME and the SCYNERGIA study as well as a decrease in expense of $0.6 million for certain Phase 1 studies to support the NDA submission for BREXAFEMME.  The decreases in clinical development expense for the nine months ended September 30, 2021 were offset, in part, by an increase of $0.5 million in expense for the FURI and CARES studies in addition to an increase in expense of $0.4 million for the Phase 1 liposomal IV study  The $4.1 million decrease in CMC for the nine months ended September 30, 2021, was primarily driven by $2.7 million in expense recognized during the nine months ended September 30, 2020 for drug product shipped in the period.  The $0.8 million decrease in preclinical expenses was primarily driven by a $0.8 million decrease in certain pharmacokinetic and preclinical expenses incurred during the prior comparable period.

Selling, General & Administrative. For the nine months ended September 30, 2021, selling, general and administrative expenses increased to $34.9 million from $9.4 million for the nine months ended September 30, 2020. The increase of $25.4 million, or 269%, for the nine months ended September 30, 2021, was primarily driven by a $16.0 million increase in commercial related expense, an increase of $2.9 million in salary related costs, an increase of $2.0 million in expense associated with increased information technology, and an increase of $1.9 million in medical affairs expense, all primarily due to the costs recognized to support the ongoing commercialization of BREXAFEMME.  The increase for the nine months ended September 30, 2021, was also driven by an increase of $1.2 million in business development expense associated with the licensing agreement entered into with Hansoh in February 2021, a $0.9 million increase in certain professional fees, and a net increase of $0.5 million in other selling, general and administrative expense.

Loss on Extinguishment of Debt.  For the nine months ended September 30, 2021, we recognized $2.7 million in loss on extinguishment of debt associated with the January 2021 conversation of our remaining April 2020 convertible notes.

Amortization of Debt Issuance Costs and Discount. For both the nine months ended September 30, 2021 and 2020, we recognized $0.9 million in amortization of debt issuance costs and discount.  The 2021 and 2020 debt issuance costs and discount for both the April 2020 and March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs.  The 2021 debt issuance costs and discount for the Loan Agreement comprised issuance and commitment costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement.

Interest Income. For the nine months ended September 30, 2021 and 2020, we recognized $20,000 and $0.2 million, respectively, in interest income.  The decrease in interest income was primarily due to the maturity of all our short-term investments during 2020.

Interest Expense. For the nine months ended September 30, 2021 and 2020, we recognized $1.7 million and $0.9 million in interest expense, respectively.  The interest expense recognized in the periods is primarily associated with the Loan Agreement and the April 2020 and March 2019 convertible notes.

Other Income. For the nine months ended September 30, 2020, we recognized $0.4 million in other income associated with certain research and development tax credits.

Other Expense. For the nine months ended September 30, 2020, we recognized $0.6 million in expense associated with the noncash consideration associated with the common stock purchase agreement with Aspire Capital.

Warrant Liabilities Fair Value Adjustment.  For the nine months ended September 30, 2021 and 2020, we recognized gains of $35.4 million and $16.1 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the periods.

Derivative Liabilities Fair Value Adjustment.  For the nine months ended September 30, 2021 and 2020, we recognized gains of $1.8 million and $6.7 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the periods.

Income Tax Benefit.  For the nine months ended September 30, 2021, we recognized a $4.1 million income tax benefit associated with the sale of a portion of our NOLs and research and development credits and $1.1 million of tax withholding expense primarily associated with the upfront payment received from Hansoh.  For the nine months ended September 30, 2020, we recognized a $3.1 million income tax benefit associated with the sale of a portion of our NOLs and research and development credits.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2021, we have primarily funded our operations from net proceeds from equity and debt issuances and through revenue from development services. As of September 30, 2021, we had cash and cash equivalents of $100.1 million, compared to cash and cash equivalents of $93.0 million as of December 31, 2020. The increase in our cash and cash equivalents was primarily due to the $28.7 million in net proceeds received from the Loan Agreement and the $10.0 million cash receipt from Hansoh, offset in part by our increase in selling, general and administrative expenses to support the ongoing commercial launch of BREXAFEMME for the treatment of vaginal yeast infections and the continued development costs associated with ibrexafungerp.  We have incurred annual net losses since our inception, and we incurred a net loss during the three and nine months ended September 30, 2021.  As of September 30, 2021, our accumulated deficit was $330.2 million.

We expect that we will continue to incur losses for at least the foreseeable future.  Consistent with our operating plan, we expect our research and development expenses to decrease primarily given the completion of the VANISH Phase 3 registration program and the completion of enrollment in our CANDLE study and we expect our selling, general and administrative expenses to increase to support the ongoing commercial launch for the treatment of vaginal yeast infections and our ongoing operations. As a result, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registrations, including the related at-the-market facility entered into on May 17, 2021 with Cantor and Ladenburg and the common stock purchase agreement entered into on April 10, 2020 with Aspire Capital.  During the nine months ended September 30, 2021, we sold 430,605 and 400,000 shares of our common stock and received net proceeds of $2.5 million and $2.6 million under our at-the-market facility and common stock purchase agreement, respectively.  During the nine months ended September 30, 2021, 360,134 and 2,060,000 of the December 2020 public offering warrants and prefunded warrants were exercised for proceeds of $2.6 million and $2,000, respectively.

Cash Flows

The following table sets forth the significant sources and uses of cash for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash, cash equivalents, and restricted cash, January 1	$93,314	$42,193
Net cash used in operating activities	(29,040)	(32,782)
Net cash (used in) provided by investing activities	(589)	6,474
Net cash provided by financing activities	36,642	13,882
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,013	(12,426)
Cash, cash equivalents, and restricted cash, September 30	$100,327	$29,767

Operating Activities

The $3.7 million decrease in net cash used in operating activities for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to the cash receipt of $10.0 million from Hansoh received during the current period, offset by an increase in selling, general and administrative expenses to support the ongoing commercial launch of BREXAFEMME for the treatment of vaginal yeast infections and the continued development costs associated with ibrexafungerp.  Consistent with our operating plan, we expect that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program and the completion of enrollment in the CANDLE Phase 3 study and we expect our selling, general and administrative expenses to increase to support the ongoing commercial launch of BREXAFEMME for the treatment of vaginal yeast infections and our ongoing operations.

Net cash used in operating activities of $29.0 million for the nine months ended September 30, 2021, primarily consisted of the $3.6 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $35.4 million, the gain on change in fair value of the derivative liabilities of $1.8 million, stock-based compensation expense of $1.5 million, amortization of debt issuance costs and discount of $0.9 million, and the loss on extinguishment of debt of $2.7 million, plus a net favorable change in operating assets and liabilities of $6.3 million. The net favorable change in operating assets and liabilities was due to an increase in accounts payable, accrued expenses, and other of $5.0 million and a decrease in prepaid expenses, deferred costs, and other of $1.3 million.  The $5.0 million increase in accounts payable, accrued expenses, and other was primarily due to the increase in accounts payable of $2.3 million, an increase in accrued expenses of $0.6 million, and an increase of $2.1 million in other liabilities associated with the long term deferred fees due to Amplity,  The decrease in prepaid expense, deferred cost, and other of $1.3 million was primarily due to the collection of a $2.9 million receivable in February 2021 and a $0.7 million decrease in prepaid research and development services, primarily offset by an increase of $0.6 million in inventory and $0.4 million in prepaid insurance.

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

Investing Activities

Net cash used in investing activities of $0.6 million for the nine months ended September 30, 2021, consisted solely of purchases of intangible assets.

Net cash provided by investing activities of $6.5 million for the nine months ended September 30, 2020 consisted of purchases and maturities of short-term investments of $14.2 million and $20.7 million, respectively.

Financing Activities

Net cash provided by financing activities of $36.6 million for the nine months ended September 30, 2021, consisted primarily of the net proceeds of $28.7 million received from the Loan Agreement and $8.0 million in proceeds from common stock issued.

Net cash provided by financing activities of $13.9 million for the nine months ended September 30, 2020, consisted primarily of gross proceeds from the sale of the April 2020 Notes for $10.0 million and the gross proceeds from the sale of our common stock issued under our at-the-market facilities and common stock purchase agreement of $4.7 million.

Future Funding Requirements

We have begun to generate revenue from product sales for BREXAFEMME.  In addition, we expect to incur significant expenses in connection with our ongoing efforts to commercialize BREXAFEMME and further other development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We anticipate that we will need substantial additional funding in connection with our continuing future operations.

Based upon our existing operating plan, we believe that our existing cash and cash equivalents, the sale of a portion of our New Jersey NOLs, and the anticipated sales of BREXAFEMME will enable us to fund our operating requirements into 2023.  These funds are also sufficient to enable us to support the ongoing commercial launch of BREXAFEMME for the treatment of vaginal yeast infections and complete the development activities for the CANDLE study.  However, we are continually evaluating our operating plan and assessing the optimal cash utilization for our ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

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

Our critical accounting policies, significant judgments, and estimates are described within Item 7 and Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2020, as well as Note 2 to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2021

By:	/s/ Eric Francois
Eric Francois
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 9, 2021