Form 10-K
period 2021-12-31
SCYNEXIS INC
filed 2022-03-29
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Market on June 30, 2021 was $168,966,957.  Excludes 190,085 shares of the registrant's Common Stock held by executive officers and directors outstanding at June 30, 2021. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 1, 2022, there were 28,943,038 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

SCYNEXIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “expectations,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

RISK FACTOR SUMMARY

Risks and uncertainties we face are set forth in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” The following is a summary of these risk factors:

Risks Relating to Our Financial Condition and Need for Additional Capital

•	BREXAFEMME may only achieve a limited degree of commercial success. The continued commercialization and development of BREXAFEMME will require substantial capital that we may not be able to obtain.
•

We have never been profitable, we have only one product approved for commercial sale, and to date we have generated limited revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

•

We will continue to require substantial additional capital and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our development programs for ibrexafungerp as well as our sales and marketing activities for BREXAFEMME.

•

Our operating activities may be restricted as a result of covenants related to the indebtedness under our senior convertible notes and our loan payable.  We may be required to repay the notes and our loan payable in an event of default, which could have a materially adverse effect on our business, statement of operation, and our balance sheet.

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates For Human Use

•

We cannot be certain that certain indications for ibrexafungerp will receive regulatory approval in the indications we are pursuing, and without regulatory approval, we will not be able to market ibrexafungerp for these indications. Regulatory approval is a lengthy, expensive and uncertain process, and there is no guarantee that ibrexafungerp will be approved by the U.S. Food and Drug Administration (FDA) for the indications we are pursuing.

•

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

•	We have only submitted one NDA before, and we may be unable to do so for ibrexafungerp in additional indications or any future product candidate we may seek to develop.
•	If BREXAFEMME or any other future product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenue that is generated from their sales will be limited.
•	If resistance to ibrexafungerp develops quickly or cross-resistance with echinocandins becomes more common, our business will be harmed.
•	If we are unable to obtain regulatory approval of both the oral and IV formulations of ibrexafungerp, ibrexafungerp may not achieve broad market acceptance and sales will be limited.
•

Our product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market or otherwise limit their sales.

•

We have one marketed drug, and if we are unable to establish an effective sales force and marketing infrastructure or enter into licensing arrangements, we may not be able to successfully commercialize ibrexafungerp and any future product candidates we may seek to develop.

•	We expect that BREXAFEMME and any future product candidates we may seek to develop will face competition, and most of our competitors have significantly greater resources than we do.
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

•

As we do not intend to own or operate facilities for manufacturing, storage and distribution of drug substance or drug product, we are dependent on third parties for the manufacture of ibrexafungerp. If we experience problems with any of these third parties, the commercial manufacturing of ibrexafungerp could be delayed.

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

Other Risks Relating to Our Business

•

We may face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

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
•

Our business may be adversely affected by the COVID-19 pandemic, in regions where we or third parties on which we rely have significant concentrations of clinical trial sites, manufacturing facilities, or other business operations.

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

Overview

SCYNEXIS, Inc. is pioneering innovative medicines to potentially help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug-resistant infections.  We are developing our lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (IV)/oral agent for multiple fungal indications in both the community and hospital settings. In June 2021, the FDA approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC), also known as vaginal yeast infection, and we have commenced the commercialization of BREXAFEMME in the U.S.  We also are continuing late-stage clinical development of ibrexafungerp for multiple indications, including the treatment of life-threatening invasive fungal infections caused primarily by Candida spp. (including C. auris) and Aspergillus spp. in hospitalized patients.

Ibrexafungerp, the first representative of a novel class of antifungal agents called triterpenoids, is a structurally distinct glucan synthase inhibitor and has shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus genera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces genera. Candida and Aspergillus genera are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple in vitro, in vivo, and clinical studies. The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations to ibrexafungerp for the indications of VVC (including the prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications.  The European Medicines Agency has granted Orphan Medicinal Product designation to ibrexafungerp for IC.  These designations may provide us with additional market exclusivity and expedited regulatory paths.

BREXAFEMME

In June 2021, the FDA approved BREXAFEMME for use in patients with VVC.  This approval was based on positive results from two Phase 3, randomized, double-blind, placebo-controlled, multi-center studies (VANISH-303 and VANISH-306), in which oral ibrexafungerp demonstrated statistically superior efficacy compared to placebo and a favorable tolerability profile in women with VVC.  The FDA granted BREXAFEMME five years of exclusivity extension under the Generating Antibiotic Incentives Now (GAIN) Act, which is added to five years of new chemical entity (NCE) exclusivity, for a combined ten-year period of regulatory exclusivity. BREXAFEMME also is protected by multiple patents, including a composition-of-

matter patent covering the ibrexafungerp molecule. With patent term extension, this patent is expected to expire in 2035, providing an expected 13 years of protection from generic competitors in the U.S.

Following approval of BREXAFEMME in June 2021, by August 2021 the product had been manufactured, packaged, and distributed to pharmacies and our partnered sales force had been hired and trained with the commercial launch formally announced in September 2021.  BREXAFEMME was prescribed by over 1,600 healthcare providers (HCPs) in the fourth quarter of 2021, and 40% of these doctors expanded their use and prescribed the treatment to multiple patients during this period.  According to IQVIA data, there were 3,674 total prescriptions for BREXAFEMME written in the fourth quarter of 2021, and approximately 4,600 total prescriptions written in 2021, which was in line with our internal forecast.  As of the end of 2021, BREXAFEMME was covered by plans representing more than 81 million commercially-insured lives or approximately 48% of insured patients.

Our Platform of Indications

Ibrexafungerp Hospital and Community Development Programs

We continue to actively advance our clinical programs, leveraging the potential of ibrexafungerp to be a suitable treatment for multiple indications with significant unmet medical needs and considerable commercial opportunities. The following illustration summarizes the status of the indications for ibrexafungerp currently being pursued in the hospital and community setting, as well as our current expectations regarding the time of reporting data and, if the data supports it, the filing of an NDA and potential FDA approval:

Prevention of Recurrent VVC

In February 2022, we announced positive results from our global Phase 3 CANDLE study investigating the safety and efficacy of oral ibrexafungerp for prevention of recurrent vulvovaginal candidiasis (rVVC), also known as vaginal yeast infection. We plan to submit the results to the FDA in the second quarter of 2022 and a potential approval by year-end.

The study showed that 65.4% of patients receiving ibrexafungerp achieved clinical success by having no recurrence at all, either culture-proven, presumed or suspected, through Week 24 compared to 53.1% of placebo-treated patients (p=0.02). The advantage of ibrexafungerp over placebo was sustained over the three-month follow-up period and remained statistically significant (p=0.034). Secondary endpoints were consistent with the results of the primary analysis and will be presented at a future medical meeting.

The study also evaluated an additional group of 24 patients who failed to respond to the initial three-day regimen of fluconazole and received a one-day open-label treatment course of ibrexafungerp (300 mg BID). In those patients treated with ibrexafungerp, 71% successfully achieved a significant reduction or elimination of signs and symptoms.

In the study, ibrexafungerp was generally safe and well-tolerated. There were no serious drug-related adverse events, and no patients treated with ibrexafungerp discontinued therapy due to adverse events. The most commonly reported events were headaches and gastrointestinal events, which were mostly mild and generally consistent with the current BREXAFEMME label.

The CANDLE study, which was conducted in female patients age 12 years and older living with recurrent VVC, randomized 260 patients from approximately 50 global centers. The primary endpoint of the study was efficacy as measured by the percentage of patients with no recurrences of an acute episode of VVC, up through their test-of-cure (TOC) evaluation at week 24. Secondary endpoints of the study included evaluation of VVC recurrences at other time points up to week 36, time to first recurrence, mycological eradication and quality of life assessments. All patients in the CANDLE study initially received three doses of oral fluconazole to treat their acute VVC episode present at screening. Patients who responded to oral fluconazole for their acute VVC episode were enrolled in the prevention of recurrence phase of the study and randomized to oral ibrexafungerp (300mg BID for one day) or placebo, given one day per month for six months. Patients who failed to sufficiently respond to fluconazole treatment for their acute VVC episode were included in a nested open-label sub-study, in which they were offered a single day of oral ibrexafungerp treatment (300mg BID) for their unresolved VVC infection.  The CANDLE study was conducted in accordance with an agreement with the FDA under a Special Protocol Assessment (SPA) on the design, trial population, endpoints and statistical analysis of the study.  This SPA provided agreement with the FDA that the Phase 3 protocol design adequately addresses efficacy objectives that, if met, would form the primary basis of a regulatory submission for approval of oral ibrexafungerp for the prevention of recurrent VVC, an indication with no FDA-approved therapies.

Invasive Candidiasis and/or Candidemia

In the fourth quarter of 2021, we initiated a global Phase 3 study to evaluate the efficacy, safety and tolerability of oral ibrexafungerp as a step-down therapy for patients with IC including candidemia following IV echinocandin therapy in the hospital compared to currently available therapies (the MARIO study).  The global Phase 3 multi-center, prospective, randomized, double-blind study of two treatment regimens will evaluate oral ibrexafungerp as a step-down treatment from IV echinocandin in patients suffering from IC. Eligible patients with IC will receive treatment with IV echinocandin and will then be switched to either oral ibrexafungerp or a standard of care option, either oral fluconazole or best available therapy (BAT) for subjects with infections caused by fluconazole non-susceptible strains, once step-down criteria are met. Approximately 220 patients will be enrolled and randomized in the study.

The primary objective of the study is to determine whether treatment of IC with IV echinocandins followed by oral ibrexafungerp is as effective as treatment with IV echinocandins followed by oral fluconazole (or BAT), the current standard of care. The primary end point of the study will be all-cause mortality at 30 days after initiation of antifungal therapy.  Approximately 35,000 cases of IC in the U.S. per year are caused by the Candida isolates that are resistant to azoles, one for which ibrexafungerp could provide a much-needed oral alternative.

Invasive Aspergillosis

Based on promising pre-clinical data from combination use of ibrexafungerp with voriconazole, the current standard of care, vs. Aspergillus spp., we are conducting a Phase 2 study (SCYNERGIA study) of oral ibrexafungerp in combination with voriconazole in patients with IA. This study is a randomized, double-blind trial with the objective of assessing the safety and efficacy of oral ibrexafungerp in combination with voriconazole, compared to voriconazole alone. We believe that ibrexafungerp’s broad activity against Aspergillus spp., including azole-resistant strains, along with its minimal drug-drug interactions, high tissue penetration into the lungs, and oral formulation allowing for long-term administration, may make it an ideal candidate for use as combination therapy to provide improved outcomes vs. standard of care.  Enrollment in our Phase 2 SCYNERGIA study for patients with invasive aspergillosis has been slower than initially projected and has been extended into 2022 to enable investigators impacted by the COVID-19 pandemic additional time to enroll patients for this important trial.

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

Refractory Invasive Fungal Infections (rIFI)

Enrollment is ongoing in our rIFI program, which comprises two open-label Phase 3 studies (FURI and CARES) designed to support a potential future NDA submission through the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD).

In March 2021, we announced that a Data Review Committee (DRC) of independent experts assessed the efficacy of oral ibrexafungerp in a third cohort of 33 patients from the FURI study and a first cohort of ten patients from the CARES study. The third interim analysis of the FURI study showed that antifungal activity was consistently positive across all interim analyses with oral ibrexafungerp showing clinical benefit in 30 out 33 patients, and no patients with progression of disease. On an aggregate basis, oral ibrexafungerp showed clinical benefits in 86.5% of patients (64 of 74), with 46 patients achieving a complete or partial response and 18 patients achieving a stable disease response. Of the 74 treated patients, only five did not respond to ibrexafungerp treatment, one patient died of an underlying condition unrelated to the treatment or fungal infection, and four patients were considered indeterminate.  Analysis of the CARES study found that 80% (8 of 10) patients with invasive candidiasis and candidemia due to Candida auris experienced a complete response, one patient died of an underlying condition unrelated to the treatment or fungal infection and one patient was considered indeterminate.  Oral ibrexafungerp exhibited a positive safety profile and was well-tolerated, with gastrointestinal issues cited as the most common treatment-related adverse events. There were no safety signals warranting changes to the studies.

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

IV Ibrexafungerp Development Program

We completed our Phase 1 randomized, double-blind, placebo-controlled single and multiple ascending dose study evaluating the safety, tolerability, and pharmacokinetics of the liposomal IV formulation of ibrexafungerp in 64 healthy subjects with treatment durations of up to seven days. The liposomal IV formulation of ibrexafungerp was designed to optimize tolerability and address dose-limiting infusion site irritation adverse events observed with previous formulations. The study was conducted in South Africa and dosing began in March 2021 and the last cohort was completed in October 2021. The liposomal IV formulation of ibrexafungerp was generally well tolerated with no serious adverse events reported. The most common adverse events were mostly mild (a few moderate) reactions at the infusion site. The dosing was successfully progressed until the target exposure was achieved (i.e., exposure associated with efficacy from animal models).  We are evaluating next steps toward the registrational program for this formulation.

Key Development Milestones

We believe we will potentially achieve the following key milestones in the next 12 months:

•	submit an NDA supplement for the prevention of recurrent VVC in the second quarter of 2022 with a potential approval by year end;

•

to continue to progress the MARIO study, a global Phase 3 study to evaluate ibrexafungerp as an oral step-down treatment for IC in the hospital setting, with first patient expected in the second quarter of 2022;

•	continue to advance enrollment in both the FURI and CARES studies with a potential new interim data review in the first half of 2022;
•	report development updates on the IV liposomal formulation of ibrexafungerp; and

•	provide top-line data of the Phase 2 SCYNERGIA study in the second half of 2022.

Our Strategy

Key elements of our strategy include:

•

to further develop ibrexafungerp and obtain regulatory approval in major commercial markets for our key initial indications: prevention of recurrent VVC, invasive candidiasis, and invasive aspergillosis;

•	to continue the commercialization of BREXAFEMME in the U.S. through a dedicated commercial team, including a partnered field force;

•	to contract with commercial partners to develop and commercialize ibrexafungerp outside of the U.S.;

•	to assess external opportunities for in-licensing to expand our development pipeline and add products for commercialization; and

•	to leverage our strong scientific team to pursue the development of other internal proprietary compounds.

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

Current treatments for VVC include several topical azole antifungals and oral fluconazole, which is the only (other than BREXAFEMME) orally administered antifungal currently approved for the treatment of VVC in the U.S. and which accounts for over 90% of the prescriptions for VVC written each year, primarily by obstetrician and gynecologist (OGBYN) offices. Fluconazole reported a 55% therapeutic cure rate in its label, which now also includes warnings of potential fetal harm, illustrating the need for new oral alternatives. In addition, there are many women with persistent (chronic) infections, recurrent infections (four or more recurrences in a 12-month period), non-albicans / azole-resistant Candida strains (e.g., Candida glabrata), diabetic patients, especially with poorly controlled glycemia, and obese patients that could potentially benefit from a non-azole treatment.  Except for BREXAFEMME, there are only azole class treatments available for women suffering from VVC with no other approved alternative class in the U.S.  When a patient fails fluconazole therapy, patients typically are treated with more fluconazole or a topical azole.  Women with VVC could benefit from a non-azole, and preferably oral, treatment option.

We believe BREXAFEMME has the potential to address vaginal yeast infections across a broad range of patients and could be an ideal treatment option for many patients for whom current treatment options are suboptimal. Despite yeast infections being so common and prevalent, with millions of women suffering from it every year, it is still an under-appreciated, under-reported, and under-served women’s health condition. Treatments for VVC have historically included several topical azole antifungals and oral fluconazole.  Approximately 80% of VVC sufferers will have more than one yeast infection and over a third of women may have six yeast infections or more in a lifetime. There are over 17 million prescriptions written for VVC in the U.S. annually, all of which (prior to BREXAFEMME) belonged to a single drug class, the azoles.  There had been no new oral treatment for VVC in over 25 years other than BREXAFEMME, and we believe health care providers are eager for a novel oral alternative to treat their patients.

BREXAFEMME is the first and only approved oral, non-azole treatment for vaginal yeast infections. We believe that BREXAFEMME’s unique combination of features, including being from a novel class with a different mechanism of action, single-day oral dosing, broad spectrum, and fungicidal activity in all Candida species (albicans and non-albicans) including fluconazole-resistant strains, differentiates it from competing products.

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

Invasive Candidiasis / rIFI

Treatment options for invasive candidiasis are limited to three main drug classes: echinocandins, azoles, and amphotericin B. The echinocandins are considered the first line recommended therapy in most invasive candidiasis settings. Because the echinocandins can be administered only intravenously, orally administered azoles are often used as step-down agents after initial IV echinocandin therapy. However, antifungal treatment duration for invasive candidiasis typically extends for several weeks and patients for whom the azoles are not a suitable therapy due to resistance, intolerance, or risk of drug-to-drug interaction are restricted to use IV therapy for several weeks. Amphotericin B is also only available via IV administration and is associated with a significant risk of renal toxicity and infusion reactions, making it an unsuitable option in settings where there is underlying, or high risk of, renal impairment. Due to significant monitoring issues, Amphotericin B is also less desirable for outpatient parenteral administration. The echinocandins are typically well tolerated but clinical resistance is rising in many centers, due to development of mutations in the fks genes leading to echinocandin resistance and shift species with natural resistance as well as the rise of novel drug resistant species, such as Candida auris. When resistance develops, the available treatment options may be less efficacious or more toxic. The phenomenon of multi-drug resistance is also reported among isolates of different species of Candida, making the management of patients suffering from these infections extraordinarily challenging, considering the very limited treatment options available. Specifically, 90% of Candida auris isolates have been reported to be resistant to at least one antifungal agent and 30% isolates resistant to at least two antifungals.

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

Ibrexafungerp Target Product Profile

Ibrexafungerp, the first agent in a novel antifungal class, acts through the inhibition of the glucan synthase complex, an established target in antifungal therapeutics. Ibrexafungerp is being developed as oral and IV formulations and has demonstrated potent activity against a large collection of medically relevant strains of Candida and Aspergillus genera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces genera.  Additionally, ibrexafungerp has shown in vitro, in vivo and clinical activity against multidrug-resistant organisms such as Candida auris and synergistic/additive activity in combination with isavuconazole against Aspergillus strains and in combination with amphotericin B against fungi causing mucormycosis.  Ibrexafungerp has unique attributes that define its potential to address significant unmet medical needs and provide considerable commercial opportunities, including:

•	oral bioavailability, unlike other glucan synthase inhibitors, allowing for convenient long-term outpatient use;
•	broad activity against Candida, Aspergillus, Pneumocystis, Coccidioides, Histoplasma and Blastomyces strains;
•	distinct chemical structure from other glucan synthase inhibitors, providing a unique spectrum of activity and pharmacokinetic profile;
•	activity against azole-resistant and most echinocandin-resistant Candida strains, including Candida auris and multidrug-resistant strains;
•	activity against azole-resistant Aspergillus strains;
•	fungicidal (i.e., killing the fungi) capabilities against the Candida genus compared to azoles, which are fungistatic (i.e., only inhibiting the growth of fungi);
•	high tissue penetration, allowing high concentrations in the organs commonly affected by fungal infections;
•	generally well tolerated with over 1,200 subjects and patients exposed; and
•	20-hour half-life with a low risk of drug-drug interactions.

We believe that ibrexafungerp, if approved, has the potential to address significant gaps with commercially available therapies in the following indications:

•	prevention of recurrent VVC;
•	invasive candidiasis (including resistant infections);
•	invasive aspergillosis (including resistant infections); and
•	refractory invasive fungal infections.

In the future, we may also consider other indications for ibrexafungerp for which longer oral antifungal regimens are typically needed and would benefit from the broad-spectrum activity, favorable safety profile and low potential for drug-drug interactions, including for the treatment of chronic fungal infections and for prophylaxis.

We have established commercial operations and distribution capabilities and we are in the process of assessing our global commercial strategy.  We have been rapidly building the commercial organization including talent, operational infrastructure, processes and IT and data capabilities. We have also been putting in place an ecosystem of key sales, marketing, market access, distribution, and patient support partners to ensure an agile, omnichannel commercial model that will provide a positive experience for both patients and healthcare providers.

For the treatment and prevention of vaginal yeast infections, we anticipate that prescribing physicians will mostly be obstetricians, gynecologists, and nurse practitioners. In February 2021, we partnered with a third-party commercial sales organization, Amplity, Inc., for the commercial launch of ibrexafungerp for the treatment of VVC in the U.S.  We are utilizing Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operation services.  Amplity is deferring a portion of its direct service costs in the first two years (2021 and 2022), up to a cap, which we will repay over three years starting in 2023. Amplity has the potential to earn a performance-based success fee, up to a cap, in the 2023-2025 timeframe by exceeding certain revenue targets. Each party retains the right to terminate the agreement upon notice to the other party.

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

Azoles. Noxafil® (posaconazole) marketed by Merck and Cresemba® (isavuconazole), approved in the U.S. and other global markets and marketed by Astellas in the U.S.; Diflucan® (fluconazole), Pfizer, off-patent with multiple generics, Terazol (terconazole), Jannsen, off-patent with multiple generics, Gynazole (butoconazole), Perrigo, off patent with multiple generics

Echinocandins.  Cancidas® (caspofungin), a product that became generic in March 2017, and Mycamine® (micafungin), a generic product.  Pfizer markets the echinocandin Eraxis® (anidulafungin); and

Polyenes.  AmBisome® (liposomal amphotericin B), a product sold by Gilead in Europe, by Astellas in the U.S. and by Dainippon-Sumitomo in Japan.

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

Manufacturing and Supply of Ibrexafungerp

We have agreements with external vendors that are capable of supplying drug substance and of producing drug product to support ongoing and planned clinical trials, as well as for commercial product. However, we do not own or operate and do not intend to own or operate facilities for manufacturing, storage and distribution, or testing of drug substance or drug product. We have relied on third-party contract manufacturers for synthesis of our clinical compounds and manufacture of drug product. We expect to continue to rely on either existing or alternative third-party manufacturers to supply ibrexafungerp for ongoing and planned clinical trials and for commercial production.

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

We estimate our supplies on hand as well as those we plan to produce for the oral formulation of ibrexafungerp are sufficient to supply our ongoing and planned clinical trials as well as our commercial launch for the treatment of VVC.  Manufacture of additional supplies of ibrexafungerp drug substance is planned to support any further optimization of either the oral or IV formulations, if needed. Additional batches of both oral and IV ibrexafungerp drug product will be manufactured as needed to support the subsequent stages of our clinical development plan and commercial supply requirements.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (HHS) such as the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, in the United States, sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws. These laws include the following:

•

the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

the federal civil and criminal false claims laws, including the civil False Claims Act that can be enforced by private citizens through civil whistleblower or qui tam actions and civil monetary penalties laws, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates,” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as analogous state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers.

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

Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. The Company may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of its products. As a result, the coverage determination process is often a time-consuming and costly process that will require the Company to provide scientific and clinical support for the use of its products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Additionally, third-party payors may refuse to include a particular branded drug in their formularies when a competing generic product is available. Under Medicare, hospitals are reimbursed under an inpatient prospective payment system. This pricing methodology provides a single payment amount to hospitals based on a given diagnosis-related group. As a result, with respect to Medicare reimbursement for services in the hospital inpatient setting, hospitals could have a financial incentive to use the least expensive drugs for the treatment of invasive fungal infections, particularly the IV formulations of these drugs, as they are typically administered in the hospital.  Further, coverage policies and third-party reimbursement rates may change at any time.

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

Healthcare Reform

In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system to contain costs, improve quality, and expand access to care. For example, in the United States the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and the Company's business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect through 2031 unless additional Congressional action is taken. However, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and other SARS-CoV-2 relief legislation have suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company's drugs, if approved, and accordingly, the Company's financial operations.

There also has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several Congressional inquiries, Presidential executive orders  and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example. in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

As of March 1, 2022, we are the owner of more than ten issued U.S. patents and more than 125 issued non-U.S. patents with claims to novel compounds, compositions containing them, processes for their preparation, and their uses as pharmaceutical agents, with terms expiring between 2027 and 2038. Of these patents, five U.S. patents relate to ibrexafungerp. We are actively pursuing several U.S. patent applications and many non-U.S. patent applications in multiple jurisdictions worldwide.

Ibrexafungerp is protected in the United States by an issued composition of matter patent (U.S. Patent No. 8,188,085) and three issued patents related to ibrexafungerp salts and polymorphs, including the citrate salt used in BREXAFEMME and our ongoing clinical trials. The ‘085 patent is currently set to expire in 2030. We have applied for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) and believe that the term of the ‘085 patent will be extended into 2035. The three patents covering the citrate salt of ibrexafungerp expire in 2035. The ibrexafungerp composition of matter is covered by a patent in more than 60 jurisdictions worldwide, with several more patent applications pending.  Additional patent applications related to ibrexafungerp’s formulations and use as an antifungal agent have been filed and are currently pending. If granted, the new patent families could extend the patent protection for certain ibrexafungerp formulations or uses up to 2040.  For this and more comprehensive risks related to our proprietary technology and processes, please see the section on “Risk Factors-Risks Relating to Our Intellectual Property.”

Employees

As of March 1, 2022, we had 56 employees, all of whom were employed on a full-time basis. Our employees are engaged in administration, accounting and finance, research, clinical development, manufacturing, and business development functions. We believe our relations with our employees are good.

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

Risks Relating to Our Financial Condition and Need for Additional Capital

BREXAFEMME may only achieve a limited degree of commercial success. The continued commercialization and development of BREXAFEMME will require substantial capital that we may not be able to obtain.

We have expended significant time, money and effort in the commercialization and development of BREXAFEMME, which has been on the market since September 2021.

Successful commercialization of BREXAFEMME is subject to many risks, including some that are outside our control. There are numerous examples of failures to fully exploit the market potential of drug products, including by pharmaceutical companies with more experience and resources than us and/or companies that have products that are perceived and/or are more efficacious than BREXAFEMME. We ultimately may be unable to gain widespread market acceptance of BREXAFEMME for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, pricing and availability relative to alternative products and lack of coverage or adequate reimbursement by payors.

In February 2021 we entered into an agreement with Amplity, Inc., for the commercial launch of ibrexafungerp for the treatment of VVC in the U.S., and are utilizing and will utilize Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operation services.  However, if Amplity does not perform under this agreement in the manner we expect, or Amplity were to terminate this agreement, this would significantly impair our ability to commercialize BREXAFEMME for the treatment of VVC in the U.S.  Further, we may need to enhance our commercialization capabilities in order to successfully commercialize BREXAFEMME in the United States, and we may not have sufficient resources to do so. The market for skilled commercial personnel is highly competitive, and we may not be able to hire all of the personnel we need on a timely basis or retain them for a sufficient period.  If we are unable to effectively train our sales force and equip them with effective medical and sales materials to help them inform and educate potential customers about the benefits of BREXAFEMME and its proper administration, our efforts to successfully commercialize BREXAFEMME could be put in jeopardy, which would negatively impact our ability to generate product revenues.

If we are unable to maintain payor coverage of, and adequate reimbursement for, BREXAFEMME, physicians may limit how much or under what circumstances they will prescribe or administer BREXAFEMME. As a result, patients may decline to purchase BREXAFEMME, which would have an adverse effect on our ability to generate revenues.

We are responsible for the NDA for BREXAFEMME and its maintenance. We may fail to comply with maintenance requirements, including timely submitting required reports. Furthermore, as part of the approval of BREXAFEMME, the FDA required us to conduct certain additional clinical studies of BREXAFEMME. These studies will require significant capital resources, some of which may not be available to us. We have engaged a clinical research organization to assist us with conducting these studies and have budgeted the projected costs of the study in our operating plans.

If we fail to achieve commercial success with BREXAFEMME in the United States, our prospects for generating significant revenues from this product will be materially and adversely affected.

We have never been profitable, we have only one product approved for commercial sale, and to date we have generated limited revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including a net loss of $32.9 million for the year ended December 31, 2021.  As of December 31, 2021, we had an accumulated deficit of approximately $359.5 million.  On a prospective basis, our strategic focus, along with the commitment of our financial resources, will be directed towards the development of ibrexafungerp and the commercialization of BREXAFEMME, our sole marketed product.  We had cash and cash equivalents of $104.5 million as of December 31, 2021.  Based upon our existing operating plan, we believe that our existing cash and cash equivalents, the $4.7 million sale of a portion of our New Jersey NOLs, the funding of $5.0 million under our Loan and Security Agreement (the Loan Agreement) with Hercules Capital, Inc. and Silicon Valley Bank for positive CANDLE study top-line data, and the anticipated sales of BREXAFEMME will enable us to fund our operating requirements into the second quarter of 2023, although there can be no assurances that we will be able to continue our operations on a long-term basis.  We have suffered substantial losses from operations since inception and will require additional financing.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially as we:

•	continue the development of ibrexafungerp for treatment of multiple indications;
•	conduct ongoing and initiate new clinical trials for ibrexafungerp;

•	seek marketing approvals for ibrexafungerp;
•	continue to incur sales, marketing and distribution infrastructure costs to commercialize the sale and distribution of BREXAFEMME;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control and scientific personnel;
•	maintain and create additional infrastructure to support our operations as a public company; and
•	develop in-house product candidates or seek to in-license product candidates from third-parties.

In addition, our expenses could increase if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to, or that are larger than, those that we currently expect.

As a result of the foregoing, we expect to experience net losses and negative cash flows from operations for the foreseeable future, and we are unable to predict when, or if, we will be able to achieve profitability. Our losses and negative cash flows have had, and will continue to have a material adverse effect on our stockholders’ equity, financial position and statement of operations.

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

•	our ability to commercialize BREXAFEMME, both in the United States and overseas, assuming we obtain regulatory approval overseas;
•	the costs associated with obtaining and maintaining regulatory approval and ongoing company compliance and product compliance for BREXAFEMME;
•	market acceptance of BREXAFEMME and any future product candidates for which we obtain FDA approval;
•	changes in regulations and regulatory policies;
•	competition from existing products or new products that may emerge;
•	the ability of patients or healthcare providers to obtain coverage of, or sufficient reimbursement for, any products we are able to develop;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	costs related to, and outcomes of, potential litigation;
•	potential product liability claims; and
•	potential liabilities associated with hazardous materials.

Due to the various factors mentioned above, and others, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.  Further, any financial projections we make are made as of the date we make them are subject to these risks and uncertainties, and these financial projections may not be realized.

We will continue to require substantial additional capital, and if we are unable to raise capital when needed we would be forced to delay, reduce or eliminate our development program for ibrexafungerp as well as our sales and marketing activities for BREXAFEMME.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate, the timing of the submission of our planned NDAs could be delayed, and any potential product approval could be delayed. Based upon our existing operating plan, we believe that our existing cash and cash equivalents, the $4.7 million sale of a portion of our New Jersey NOLs, the funding of $5.0 million under our Loan Agreement for positive CANDLE study top-line data, and the anticipated sales of BREXAFEMME will enable us to fund our operating requirements into the second quarter of 2023; provided, however, that changing circumstances may cause us to consume cash more rapidly than we currently anticipate. We may need to raise additional funds from additional issuances of equity and/or debt securities or otherwise obtain funding through strategic alliances or collaborations with third parties. In any event, we will require additional capital to complete development of, to seek regulatory approval for and, if approval is obtained, to commercialize ibrexafungerp and any future product candidates we may seek to develop.

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

Our operating activities may be restricted as a result of covenants related to the indebtedness under our senior convertible notes and loan payable and we may be required to repay the notes and our loan payable in an event of default, which could have a materially adverse effect on our business.

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

On May 13, 2021, we entered into a loan payable with Hercules, as administrative agent and collateral agent (in such capacity, the Agent) and a lender, and Silicon Valley Bank, as a lender (SVB, and collectively with Hercules in such capacity, the Lenders) for an aggregate principal amount of up to $60.0 million.  Until we have repaid such indebtedness, the loan payable and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property.  Additionally, there is a financial covenant requiring us to maintain certain levels of trailing three-month net product revenue solely from the sale of ibrexafungerp commencing on June 30, 2022. The financial covenant will be waived at any time in which we maintain unrestricted and unencumbered cash in accounts maintained with SVB equal to at least 50.0% of the total outstanding loan payable amount, subject to certain requirements. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates For Human Use

We cannot be certain that ibrexafungerp will receive regulatory approval in the additional indications we are pursuing, and without regulatory approval we will not be able to market ibrexafungerp for these indications. Regulatory approval is a lengthy, expensive and uncertain process and there is no guarantee that ibrexafungerp will be approved by the FDA for the additional indications we are pursuing.

Our ability to generate additional significant revenue related to ibrexafungerp sales will depend on the successful development and regulatory approval of ibrexafungerp for indications in addition to the treatment of VVC.

We currently have one product approved for sale, BREXAFEMME, which is approved for the treatment of VVC, and we cannot guarantee that we will obtain more marketable products. The development and commercialization of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market product candidates in the United States until and unless we receive approval of an NDA or NDA supplement from the FDA. We have not submitted an NDA supplement for ibrexafungerp for the prevention of recurrent VVC or for the treatment of refractory invasive fungal infections, invasive pulmonary aspergillosis or any other indications. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The product development and regulatory review process typically takes years to complete, involves numerous uncertainties and the potential for concerns to emerge late in the development process, and approval is never guaranteed. Even if a product is approved, the FDA may limit the indications for which the product may be used, require extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate, including the imposition of a Risk Evaluation and Mitigation Strategy, or REMS. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of a product candidate, once obtained, may be withdrawn. If ibrexafungerp or any of our other wholly-owned or partnered product candidates do not receive timely regulatory approval, or fail to maintain that regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, the submission of our NDA or the receipt of regulatory approval does not assure commercial success of any approved product.

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

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product application, or approval of a supplemental application to add a new indication or other changes, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval, or approval of supplemental applications for new indications or other changes. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If ibrexafungerp or any future product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of our completed, ongoing or planned Phase 2 and Phase 3 clinical trials of ibrexafungerp do not achieve, to the satisfaction of regulators, the primary efficacy endpoints and demonstrate an acceptable level of safety, the prospects for approval of ibrexafungerp would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

We have only submitted one NDA before, and we may be unable to do so for ibrexafungerp in additional indications or any future product candidate we may seek to develop.

Merck completed seven Phase 1 clinical trials of ibrexafungerp and we have completed 13 Phase 1 clinical trials, four Phase 2 trials, and have initiated five Phase 3 trials, three of which have been completed and two of which are ongoing. We are planning to conduct additional Phase 1, Phase 2, and Phase 3 clinical trials of ibrexafungerp. The conduct of successful Phase 2 and Phase 3 clinical trials is essential in obtaining regulatory approval, and the submission of a successful NDA is a complicated process. We have limited experience in preparing and submitting regulatory filings, have previously only sponsored four Phase 2 clinical trials and five Phase 3 clinical trials, and we have only submitted one NDA. Consequently, we may be unable to successfully and efficiently execute and complete our ongoing and planned clinical trials in a way that is acceptable to the FDA and leads to an approval of ibrexafungerp or any future product candidate we may seek to develop. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we may seek to develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing ibrexafungerp or any future product candidate we may develop.

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

If BREXAFEMME, ibrexafungerp for other indications or any other future product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenue that is generated from their sales will be limited.

The commercial success of BREXAFEMME, ibrexafungerp for other indications or any other product candidates we may seek to develop will depend upon the acceptance of these product candidates among physicians, patients, the medical community and healthcare payors. The degree of market acceptance of product candidates will depend on a number of factors, including:

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

If BREXAFEMME, or ibrexafungerp for other indications or any future product candidates we may seek to develop are approved, but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, sufficient revenue may not be generated from these product candidates, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

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

If we are unable to obtain regulatory approval of the IV formulation of ibrexafungerp, ibrexafungerp may not achieve broad market acceptance and sales will be limited.

On March 2, 2017, we announced that the FDA had placed a clinical hold on our IV formulation, instructing us to hold the initiation of any new clinical studies with our IV formulation until the FDA completes a review of all available pre-clinical and clinical data of the IV formulation of ibrexafungerp.  In January 2018, we announced encouraging pre-clinical results for the prototype liposomal IV formulation of ibrexafungerp, showing improved local tolerability profile at the infusion site in head-to-head pre-clinical evaluations with the cyclodextrin-based IV formulation. In August 2018, we announced that as part of our development plans, the process for the liposomal formulation was transferred for scale-up purposes at a manufacturing site intended to provide clinical supplies. Additional preclinical evaluations were performed with the scaled-up formulation, which unexpectedly revealed differences in tolerability at the injection site, delaying advancement of the IV product into human trials. As it is generally recognized that changes to manufacturing processes and/or scale-up can impact the characteristics of drug products, particularly for more technically complex formulations such as liposomal products, we are currently working with our vendors and CMC experts to enable us to resume the pre-IND pre-clinical activities for the IV formulation of ibrexafungerp in the U.S.  If the FDA does not permit us to initiate new clinical studies with our IV formulation, we will not be able to develop and commercialize an IV formulation of ibrexafungerp, which would harm our business prospects.  We completed our Phase 1 randomized, double-blind, placebo-controlled single and multiple ascending dose study evaluating the safety, tolerability, and pharmacokinetics of the liposomal IV formulation of ibrexafungerp in 64 healthy subjects with treatment durations of up to seven days. The study was conducted in South Africa and dosing began in March 2021 and the last cohort was completed in October 2021. The liposomal IV formulation of ibrexafungerp was generally well tolerated with no serious adverse events reported. The most common adverse events were mostly mild (few moderate) reactions at the infusion site. The dosing was successfully progressed until the target exposure was achieved (i.e., exposure associated with efficacy from animal models).  We are evaluating next steps toward the registrational program for this formulation.

Current treatment regimens for invasive fungal infections typically involve initial administration of treatments as an IV infusion, with a switch to an oral formulation of the same or a similar medication to complete the course of treatment on an out-patient basis. We believe that providing both the IV and oral formulations will be beneficial to doctors who prefer to start treatment of patients in a hospital setting with an IV therapy and then switch them to an oral formulation of the same medication. If we are unable to successfully develop and achieve regulatory approval for the IV formulation of ibrexafungerp, our lead product may not achieve, or may be delayed in achieving, broad market acceptance and sales will be limited.

Our approved product and product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market or otherwise limit their sales.

It is impossible to predict when or if ibrexafungerp for indications other than VVC or any other product candidate we may seek to develop will prove effective or safe, or whether we will receive marketing approval for ibrexafungerp for the treatment of indications other than VVC, or for any other products we may seek to develop. Unforeseen side effects from any product candidates could arise either during clinical development or, if approved, after the product has been marketed. The most commonly reported adverse events after oral administration of ibrexafungerp have been gastrointestinal (GI) events (i.e., nausea, diarrhea, vomiting).  The gastrointestinal events reported have typically been transient (i.e., short duration), mild or moderate and not leading to discontinuation.  The most commonly reported adverse events after IV administration of ibrexafungerp have been local reactions at the site of infusion.  During our Phase 1 IV program in healthy volunteers, aimed to expand the safety margin that would allow greater flexibility of dosing options in patients, we observed three mild-to-moderate thrombotic events in healthy volunteers receiving the IV formulation of ibrexafungerp at the highest doses and highest concentrations in a Phase 1 study.  These events were reported to FDA as 15-day alert reports because they were unexpected and required anticoagulant therapy.  The potential contribution of the IV formulation of ibrexafungerp to these events cannot be ruled out even though rates of thrombotic events due to intravenous catheters reported in the literature are comparable to those observed in the Phase 1 study.

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

Preclinical findings in the future could trigger the need to evaluate or monitor for specific potential safety concerns in clinical trials. The results of our clinical trials may show that ibrexafungerp and any future product candidates we may seek to develop cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or may lead us to abandon their development altogether.

We or others may subsequently identify undesirable or unacceptable side effects caused by BREXAFEMME or any future product candidate we may seek to develop, in which case:

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

We have one marketed drug, and if we are unable to establish an effective sales force and marketing infrastructure or enter into acceptable third-party sales and marketing or licensing arrangements, we may not be able to successfully commercialize ibrexafungerp and any future product candidates we may seek to develop.

We currently do not have any sales, distribution and marketing capabilities, the development of which will require substantial resources and will be time consuming. The costs incurred in the development of these capabilities, either internally or through a third-party contract sales organization, would be incurred in advance of any approval of a product candidate. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish our sales force and marketing capability, our operating results may be adversely affected. In addition, in February 2021 we entered into an agreement with Amplity, Inc., for the commercial launch of BREXAFEMME for the treatment of VVC in the U.S., and are utilizing and will utilize Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operation services.  However, if Amplity does not perform under this agreement in the manner we expect, or Amplity were to terminate this agreement, this would significantly impair our ability to commercialize BREXAFEMME for the treatment of VVC in the U.S.  Further, we currently have a development license and supply agreement with R-Pharm, a leading supplier of hospital drugs in Russia, pursuant to which we license to R-Pharm rights to develop and commercialize ibrexafungerp in the field of human health in Russia and certain smaller non-core markets. We plan to enter into additional sales and marketing or licensing arrangements with third parties for international sales of any approved products. If we are unable to enter into or maintain any such arrangements on acceptable terms, or at all, or these entities fail to perform as we intend under these agreements, we may be unable to market and sell ibrexafungerp or any future product candidates we may seek to develop in these markets.

We expect that BREXAFEMME, ibrexafungerp for the treatment of other indications, and any future product candidates we may seek to develop will face competition, and most of our competitors have significantly greater resources than we do.

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. There are many foreign and domestic pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as ibrexafungerp and any future product candidates we may seek to develop. We expect any products we develop to compete on the basis of, among other things, product efficacy, lack of significant adverse side effects and convenience and ease of treatment. For example, BREXAFEMME competes, and ibrexafungerp for other indications will compete, against current leading antifungal drugs, including voriconazole from the azole class, caspofungin from the echinocandin class, and liposomal amphotericin B from the polyenes class, many of which are currently available in generic form, or expected to be available in generic form at the time IV ibrexafungerp might be approved.

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

We do not know the extent to which BREXAFEMME will be able to obtain favorable coverage and adequate reimbursement from third-party payors. If we choose to bring other product candidates to market, they will be subject to similar uncertainty. We believe that ibrexafungerp and any other product candidates that are brought to market are less likely to be purchased by patients and/or providers if they are not adequately reimbursed by third-party payors.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors.  As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Furthermore, the market for our product candidates may depend on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Industry competition to be included in such formularies results in downward pricing pressures on pharmaceutical companies. Third-party payors may refuse to include a particular branded drug in their formularies when a competing generic product is available. The adoption of certain payment methodologies by third-party payors may limit our ability to profit from the sale of ibrexafungerp. For example, under Medicare, hospitals are reimbursed under an inpatient prospective payment system. This pricing methodology provides a single payment amount to hospitals based on a given diagnosis-related group. As a result, with respect to Medicare reimbursement for services in the hospital inpatient setting, hospitals could have a financial incentive to use the least expensive drugs for the treatment of invasive fungal infections, particularly the IV formulations of these drugs, as they are typically administered in the hospital, which may significantly impact our ability to charge a premium for ibrexafungerp. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for BREXAFEMME or other products for which the Company receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden Administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect through 2031 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries, Presidential executive orders,  and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.  For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed  until January 1, 2026. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives.  It is unclear whether these or similar policy initiatives will be implemented in the future.

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

We expect that a portion of the market for BREXAFEMME, ibrexafungerp for other indications and any other product candidates we may seek to develop will be outside the United States. However, our product candidates may never receive approval or be commercialized outside of the United States.

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

BREXAFEMME, ibrexafungerp, or any other future product candidates we may seek to develop, may still face future development and regulatory difficulties.

For BREXAFEMME, ibrexafungerp, or any other future product candidates we may seek to develop, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Given the number of high profile adverse events with certain drug products, regulatory authorities may require, as a condition of approval, costly risk evaluation and mitigation strategies, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more intended indications. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us or our partners to conduct costly studies.

BREXAFEMME, ibrexafungerp, and any other future product candidates we may seek to develop will also be subject to ongoing regulatory requirements for the packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (cGMP). As such, we and our contract manufacturers, which we will be responsible for overseeing and monitoring for compliance, are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The FDA may hold us responsible for any deficiencies or noncompliance of our contract manufacturers in relation to ibrexafungerp and any other future product candidates we may seek to develop. Failure to follow cGMP can result in products being deemed adulterated, which carries significant legal implications. We will also be required to engage in pharmacovigilance activities and report certain adverse reactions and production problems, if any, to the FDA and to comply with certain requirements concerning advertising and promotion for products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote products for indications or uses for which they do not have approval. Failure to comply with FDA advertising and promotion standards, which are often subject to interpretation by regulators, may result in a wide range of exposure and liability for us.

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

The Physician Payments Sunshine Act, created under the Affordable Care Act, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

In February 2021, we entered into an agreement with Amplity, Inc., for the commercial launch of BREXAFEMME for the treatment of VVC in the U.S., and will utilize Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operation services.  However, if Amplity does not perform under this agreement in the manner we expect, or Amplity were to terminate this agreement, this would significantly impair our ability to commercialize ibrexafungerp for the treatment of VVC in the U.S.

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

On February 24, 2022, Russia launched an invasion of Ukraine which has resulted in increased volatility in various financial markets and across various sectors. The U.S. and other countries, along with certain international organizations, have imposed economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to the invasion. The extent and duration of the military action, resulting sanctions and future market disruptions in the region are impossible to predict. Moreover, the ongoing effects of the hostilities and sanctions may not be limited to Russia and Russian companies and may spill over to and negatively impact other regional and global economic markets of the world, including Europe and the U.S. The ongoing military action along with the potential for a wider conflict could further increase financial market volatility and cause negative effects on regional and global economic markets, industries, and companies. It is not currently possible to determine the severity of any potential adverse impact of this event on our financial condition, or more broadly, upon the global economy.

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

The inability to manufacture sufficient commercial supplies of ibrexafungerp could adversely affect product commercialization. We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of ibrexafungerp. We may encounter technical difficulties or delays in the transfer of ibrexafungerp manufacturing on a commercial scale to a third-party manufacturer, or may be unable to enter into agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms.

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

As of March 1, 2022, we had 56 employees.  We will need to increase our marketing, sales and administrative headcount to manage the commercialization of BREXAFEMME for the treatment of VVC. Further, as we advance ibrexafungerp through preclinical studies, clinical trials and commercialization for other indications, we will need to increase our product development, scientific, marketing, sales and administrative headcount to manage these efforts. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Other Risks Relating to Our Business

We may face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

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

The trading price of our common stock may be volatile. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this report, may have a significant impact on the market price of our common stock:

•	the level of sales of BREXAFEMME;
•	the results of our preclinical testing or clinical trials;
•	the ability to obtain additional funding;
•

any delay in submitting an NDA or similar foreign applications for ibrexafungerp for the treatment of indications other than VVC and any future product candidate we may seek to develop or any adverse development or perceived adverse development with respect to the FDA’s review of that NDA or a foreign regulator’s review of a similar applications;

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales may also result in new investors gaining rights superior to our existing stockholders.  For example, in March 2019, we issued and sold $16 million of 6.0% convertible senior notes. The holders may convert their convertible notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025.  Upon conversion of the convertible notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. Holders who convert may also be entitled to receive, under certain circumstances, an interest make-whole payment payable in shares of common stock.  In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its convertible notes in connection with such a corporate event.  To the extent holders of these notes convert the notes, our stockholders may experience substantial dilution.  Additionally, the holders of our outstanding warrants also may exercise their right to buy our common stock which could result in additional dilution to our stockholders.

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

Aspire Capital may ultimately purchase all or some of the shares of common stock.  After Aspire Capital has acquired shares under the common stock purchase agreement, it may sell all, some or none of those shares. Sales to Aspire Capital by us pursuant to the common stock purchase agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital in this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Aspire Capital and the common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

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

Our business could be adversely affected by the COVID-19 pandemic, in regions where we or third parties on which we rely have significant concentrations of clinical trial sites, manufacturing facilities, or other business operations.

Our business could be adversely affected by the COVID-19 pandemic, in regions where we or third parties on which we rely have significant concentrations of clinical trial sites, manufacturing facilities, or other business operations. We have a significant number of clinical trial sites in countries that have been directly affected by COVID-19, and depend on manufacturing operations for various stages of our supply chain in countries affected by COVID-19.  The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our activities dependent on regulatory authorities, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Stockholders

As of March 1, 2022, there were approximately 51 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.  Further, we are restricted from paying cash dividends under the terms of our Loan and Security Agreement with Hercules and Silicon Valley Bank.  Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our securities during the fourth quarter of 2021.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the year ended December 31, 2021, are not necessarily indicative of results that may occur in future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

Overview

SCYNEXIS, Inc. is pioneering innovative medicines to potentially help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug-resistant infections.  We are developing our lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (IV)/oral agent for multiple fungal indications in both the community and hospital settings. In June 2021, the U.S. Food and Drug Administration (FDA) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC), also known as vaginal yeast infection, and we have commenced the commercialization of BREXAFEMME in the U.S.  We also are continuing late-stage clinical development of ibrexafungerp for multiple indications, including the treatment of life-threatening invasive fungal infections caused primarily by Candida (including C. auris) and Aspergillus genera in hospitalized patients.

Ibrexafungerp, the first representative of a novel class of antifungal agents called triterpenoids, is a structurally distinct glucan synthase inhibitor and has shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus genera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces genera. Candida and Aspergillus genera are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple in vitro, in vivo, and clinical studies. The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations to ibrexafungerp for the indications of VVC (including the prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications. These designations may provide us with additional market exclusivity and expedited regulatory paths.

BREXAFEMME Update

In June 2021, the FDA approved BREXAFEMME for use in patients with VVC.  This approval was based on positive results from two Phase 3, randomized, double-blind, placebo-controlled, multi-center studies (VANISH-303 and VANISH-306), in which oral ibrexafungerp demonstrated statistically superior efficacy compared to placebo and a favorable tolerability profile in women with VVC.  The FDA granted BREXAFEMME five years of exclusivity extension under the Generating Antibiotic Incentives Now (GAIN) Act, which will be added to any other applicable exclusivity periods, such as the five years of new chemical entity (NCE) exclusivity, for a combined ten-year period of regulatory exclusivity. BREXAFEMME also is protected by multiple patents, including a composition-of-matter patent covering the ibrexafungerp molecule. With patent term extension, this patent is expected to expire in 2035, providing an expected 13 years of protection from generic competitors in the U.S.

Following approval of BREXAFEMME in June 2021, by August the product had been manufactured, packaged, and distributed to pharmacies and our sales force had been hired and trained with the commercial launch formally announced in September 2021.  According to IQVIA data, there were approximately 3,600 total prescriptions for BREXAFEMME written in the fourth quarter of 2021, and approximately 4,600 total prescriptions written in the full year 2021.  BREXAFEMME is now covered by commercial insurance plans that represent more than 54% of commercially covered lives in the U.S.

We have partnered with Amplity Inc. (Amplity), a leading global contract commercialization organization, to support the ongoing U.S. commercialization of BREXAFEMME.  We are utilizing Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operations services.  BREXAFEMME is now available at pharmacies and our full sales team is in the field actively engaging healthcare providers (HCPs). An Early Experience Program was successfully implemented with key HCPs in July 2021, confirming the need for a new treatment option and their willingness to prescribe BREXAFEMME. Progress with payors has yielded scheduled Pharmacy and Therapeutic (P&T) reviews and contract discussions and negotiations.

Ibrexafungerp Update

In February 2022, we announced positive results from our global Phase 3 CANDLE study investigating the safety and efficacy of oral ibrexafungerp for prevention of recurrent vulvovaginal candidiasis (rVVC), also known as vaginal yeast infection. We plan to submit the results to the FDA in an NDA supplement in the second quarter of 2022 and anticipate receiving a potential approval by year-end.

In the fourth quarter of 2021, we initiated a global Phase 3 study to evaluate the efficacy, safety and tolerability of oral ibrexafungerp as a step-down therapy for patients with invasive candidiasis and/or candidemia following IV echinocandin therapy in the hospital compared to currently-available outpatient therapies (the MARIO study).  The global Phase 3 multi-center, prospective, randomized, double-blind study of two treatment regimens will evaluate oral ibrexafungerp as a step-down treatment in patients suffering from invasive candidiasis (IC) compared to oral fluconazole. Eligible hospital patients with IC will receive treatment with IV echinocandin and will then be switched to either oral ibrexafungerp or oral fluconazole once step-down criteria are met. Approximately 220 patients will be enrolled and randomized in the study.

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

In May 2021 and February 2022, we entered into an agreement with a third party to sell a portion of our unused New Jersey NOLs and research and development credits for approximately $4.1 million and $4.7 million, respectively.

In February 2021, we partnered with Amplity Inc. (Amplity) for the commercial launch of BREXAFEMME for the treatment of VVC.  Under the terms of the 5-year agreement, we are utilizing Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operations services.  We maintain full ownership of ibrexafungerp and control of all strategic aspects of the launch. Amplity is deferring a portion of its direct service costs in the first two years (2021 and 2022), which we will repay over three years starting in 2023.  Amplity has the potential to earn a performance-based success fee in the 2023-2025 time frame by exceeding certain revenue targets.

On February 11, 2021, we entered into an Exclusive License and Collaboration Agreement (the Agreement) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, Hansoh), pursuant to which Hansoh obtains an exclusive license from us to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan. Under the terms of the Agreement, Hansoh shall be responsible for the development, regulatory approval and commercialization of ibrexafungerp in Greater China. We received a $10.0 million upfront payment in the first quarter of 2021 and will also be eligible to receive up to $112.0 million in development and commercial milestones, plus low double-digit royalties on net product sales. The obligation to pay royalties with respect to sales in a specified region will continue until the later of the date of expiration of all intellectual property and regulatory exclusivity for the product in the region and ten years from the first commercial sale, unless earlier terminated by Hansoh with advanced notice for convenience or under other specified circumstances.

Impact of the COVID-19 Pandemic on Our Business

The full extent of the future impacts of COVID-19 pandemic on our operations is uncertain and a prolonged outbreak could have an adverse effect on our business.

We continue to see enrollment across our ongoing studies but have observed that the pandemic has resulted in some delays to some of our clinical studies as the initiation of new investigational sites can be delayed due to the diversion of their resources away from necessary start-up activities, and by limiting the ability of investigational sites to conduct all activities associated with our ongoing studies. For example, the circumstances can hinder the investigational sites’ ability to screen patients for enrollment. We are collaborating with our investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance.

With respect to manufacturing and supply, we currently have sufficient drug supply for our ongoing commercialization of BREXAFEMME and clinical studies. Our third-party contract manufacturers continue to operate at or near normal levels and, at this time and subject to further COVID-19 implications, we do not anticipate any disruptions to our drug supply chain.  Additionally, our employees have been transitioned to a work-from-home policy and this has not had any material impact on our internal operating abilities.

The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments.  Any potential delays in clinical studies as a result of the impact of COVID-19 could result in the recognition of research and development expense for these studies in periods later than originally anticipated.  As of December 31, 2021, we had $104.5 million in cash and cash equivalents.  Our ability to acquire necessary capital may be negatively impacted by the economic environment if the pandemic is prolonged.

The ultimate impact of the COVID-19 health pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business, our clinical trials, our activities dependent on regulatory authorities, healthcare systems or the global economy as a whole. We will continue to monitor the COVID-19 situation closely.

Liquidity

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, and December 2020.  We have received an aggregate of $253.2 million in net proceeds from the issuance of our common stock in these six offerings.  Our principal source of liquidity is cash and cash equivalents, which totaled $104.5 million as of December 31, 2021 and we have the availability to issue up to $46.9 million of our common stock under our at-the-market facility with Cantor Fitzgerald & Co. (Cantor) and Ladenburg Thalmann & Co. Inc. (Ladenburg) and we have the availability to issue up to $16.8 million of our common stock under our purchase agreement with Aspire Capital.  We received $30.0 million under our Term Loan in 2021, received $5.0 million in March 2022, and could potentially be eligible to receive up to an additional $25.0 million, subject to certain terms and conditions.  During the year ended December 31, 2021, we sold 494,406 shares of our common stock and received net proceeds of $3.1 million under our at-the-market (ATM) facility, sold 400,000 shares of our common stock and received net proceeds of $2.6 million under our common stock purchase agreement with Aspire Capital, and in May 2021 and February 2022, we received cash receipts of $4.1 million and $4.7 million from a third party for the sale of a portion of our unused New Jersey Net Operating Losses (NOLs) and research and development credits.  During the year ended December 31, 2021, 5,113,156 of our outstanding warrants were exercised for proceeds of $32.8 million.

We have incurred net losses since our inception, including the year ended December 31, 2021.  As of December 31, 2021, our accumulated deficit was $359.5 million. We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy, but that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program and the CANDLE study.  Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations, and that our selling, general and administrative expenses will increase to support the ongoing commercial launch of BREXAFEMME for the VVC indication and our ongoing operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements, including under our ATM and the common stock purchase agreement with Aspire Capital.

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

Research and Development Expense

Research and development expense consists of expenses incurred while performing research and development activities to discover, develop, or improve potential product candidates we seek to develop. This includes conducting preclinical studies and clinical trials, manufacturing and other development efforts, and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of:

•	costs related to executing preclinical studies and clinical trials, including development milestones, drug formulation, manufacturing and other development;
•	salaries and personnel-related costs, including benefits and any stock-based compensation for personnel performing research and development functions;
•	fees paid to clinical research organizations (CROs), vendors, consultants and other third parties who support our product candidate development and intellectual property protection;
•	other costs in seeking regulatory approval of our products; and
•	allocated overhead.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation. This includes personnel in executive, accounting and finance, commercial, human resources, business development, medical affairs, and administrative support functions. Other expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for accounting, auditing, tax and legal services, consulting costs for general and administrative purposes, information systems maintenance and marketing efforts.

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

Income Tax Benefit

To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses.  For the year ended December 31, 2021, our income tax benefit recognized consists primarily of an income tax benefit associated with the sale of our NOLs and research and development credits offset by tax withholding expense associated with the upfront payment received from Hansoh.

Results of Operations for the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, and period-to-period percentage change (dollars in thousands):

	Years Ended December 31,
	2021	2020	Period-to-Period Change
Revenue:
Product revenue, net	$1,113	$—	1,113	—
License agreement revenue	12,050	—	12,050	—
Total revenue	13,163	—	13,163	—
Operating expenses:
Cost of product revenue	312	—	312	—
Research and development	23,773	36,522	(12,749)	(34.9)%
Selling, general and administrative	49,916	14,627	35,289	241.3%
Total operating expenses	74,001	51,149	22,852	44.7%
Loss from operations	(60,838)	(51,149)	(9,689)	18.9%
Other (income) expense:
Loss on extinguishment of debt	2,725	1,766	959	54.3%
Amortization of debt issuance costs and discount	1,303	1,201	102	8.5%
Interest income	(24)	(189)	165	(87.3)%
Interest expense	2,660	1,181	1,479	125.2%
Other income	(13)	(334)	321	(96.1)%
Other expense	—	602	(602)	(100.0)%
Warrant liabilities fair value adjustment	(30,365)	5,214	(35,579)	(682.4)%
Derivative liabilities fair value adjustment	(1,170)	(2,257)	1,087	(48.2)%
Total other (income) expense:	(24,884)	7,184	(32,068)	(446.4)%
Loss before taxes	(35,954)	(58,333)	22,379	(38.4)%
Income tax benefit	3,088	3,148	(60)	(1.9)%
Net Loss	$(32,866)	$(55,185)	$22,319	(40.4)%

Revenue. For the year ended December 31, 2021, revenue consists primarily of a non-refundable upfront cash payment of $10.0 million received under our license agreement with Hansoh and product sales of BREXAFEMME.

Cost of Product Revenues.  For the year ended December 31, 2021, cost of product revenue consists primarily of distribution and freight expenses and other manufacturing costs associated with BREXAFEMME.  Prior to the regulatory approval of BREXAFEMME on June 1, 2021, we expensed $3.4 million as research and development expense the costs associated with the third-party manufacture of BREXAFEMME which was recognized primarily in 2020.  We expect that these initial quantities of BREXAFEMME previously expensed prior to June 1, 2021, will be sold over approximately the next 12 months.

Research and Development. For the year ended December 31, 2021, research and development expenses decreased to $23.8 million from $36.5 million for the year ended December 31, 2020. The decrease of $12.7 million, or 34.9%, was primarily driven by a decrease of $5.5 million in chemistry, manufacturing, and controls (CMC), a decrease of $5.2 million in clinical development expense, a decrease of $0.9 million in preclinical expense, a decrease of $0.5 million in regulatory expense, and a net decrease in other research and development expense of $0.5 million.

The $5.5 million decrease in CMC for the year ended December 31, 2021, was primarily driven by the expense recognized in 2020 associated with the production and manufacture of ibrexafungerp for commercial batches necessary for the launch of BREXAFEMME in the second half of 2021 as well as ongoing and planned clinical studies.  Prior to regulatory approval of BREXAFEMME on June 1, 2021, we expensed as research and development the production and manufacture costs associated with ibrexafungerp.  The $5.2 million decrease in clinical development expense for the year ended December 31, 2021, was primarily driven by a decrease of $2.0 million in costs associated with the CANDLE study, a decrease of $1.9 million associated with the VANISH Phase 3 VVC program that was substantially complete by the beginning of the third quarter of 2020, a decrease of $2.1 million in expense associated with two drug-drug interaction and certain Phase 1 clinical studies to support the NDA submission for BREXAFEMME, a decrease of $0.4 million in expense associated with the SCYNERGIA study, offset in part by an increase of $0.3 million in costs associated with the Phase 1 IV formulation study in South Africa, a $0.3 million increase in costs associated with the MARIO study, a $0.1 million increase in expense associated with the FURI and CARES studies, and a net increase in other clinical expenses of $0.2 million.  The $0.9 million decrease in preclinical expenses was primarily driven by a $0.8 million decrease in certain pharmacokinetic and preclinical expenses incurred during the prior comparable period.  The $0.5 million decrease in regulatory expense was primarily due to the additional costs incurred during 2020 for the preparation and filing of the NDA submission for the treatment of VVC.

Selling, General and Administrative. For the year ended December 31, 2021, selling, general and administrative expenses increased to $49.9 million from $14.6 million for the year ended December 31, 2020.  The increase of $35.3 million, or

241.3%, was primarily driven by a $23.1 million increase in commercial expense, a $3.5 million increase in salary and other compensation related costs, a $2.6 million increase in medical affairs expense, and a $2.2 million increase in information technology costs, all primarily due to the costs recognized to support the ongoing commercialization of BREXAFEMME.  The increase for the year ended December 31, 2021, was also driven by an increase of $1.7 million increase in certain professional fees, a $1.2 million increase in business development expense associated with the licensing agreement entered into with Hansoh in February 2021, and a net increase of $1.0 million in other selling, general and administrative expense.

Loss on Extinguishment of Debt.  For the years ended December 31, 2021 and 2020, we recognized a $2.7 million and a $1.8 million loss on extinguishment of debt associated with the conversions of our April 2020 6.0% Convertible Senior Notes (April 2020 Notes), respectively.

Amortization of Debt Issuance Costs and Discount. For the years ended December 31, 2021 and 2020, amortization of debt issuance costs and discount was $1.3 million and $1.2 million, respectively.  The 2021 and 2020 debt issuance costs and discount for both the April 2020 and March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs.  The 2021 debt issuance costs and discount for the Loan Agreement comprised issuance and commitment costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement.

Interest Income.  For the years ended December 31, 2021 and 2020, we recognized $24,000 and $0.2 million, respectively, in interest income associated with our money market account and short-term investments.  The decrease in interest income was primarily due to the maturity of all our short-term investments during 2020.

Interest Expense.  For the years ended December 31, 2021 and 2020, we recognized $2.7 million and $1.2 million, respectively, in interest expense associated with our Loan Agreement and convertible debt.  The increase from the prior comparable period is primarily due to the additional interest expense recognized in the period due to the Loan Agreement which was entered into in May 2021.

Other Income.  For the years ended December 31, 2021 and 2020, we recognized $13,000 and $0.3 million in other income associated with certain research and development tax credits.

Other Expense.  For the year ended December 31, 2020, we recognized $0.6 million in expense associated with the noncash consideration associated with the common stock purchase agreement entered into with Aspire Capital in April 2020.

Warrant Liabilities Fair Value Adjustment.  For the years ended December 31, 2021 and 2020, we recognized a gain of $30.4 million and a loss $5.2 million, respectively, for the fair value adjustment for warrant liabilities primarily due to the decrease and increase in our stock price during the periods, respectively.

Derivative Liabilities Fair Value Adjustment.  For the years ended December 31, 2021 and 2020, we recognized gains of $1.2 million and $2.3 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the period.

Income Tax Benefit.  For the year ended December 31, 2021, we recognized a $4.1 million income tax benefit associated with the sale of a portion of our NOLs and research and development credits and $1.1 million of tax withholding expense primarily associated with the upfront payment received from Hansoh.  For the year ended December 31, 2020, we recognized a $3.1 million income tax benefit associated with the sale of a portion of our NOLs and research and development credits.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had cash and cash equivalents of approximately $104.5 million, compared to cash and cash equivalents of $93.0 million as of December 31, 2020. The increase in our cash and cash equivalents was primarily due to the funds received for warrants exercised in 2021 and through our ATM and Aspire facilities, the cash receipt of $4.1 million received in 2021 for the sale of a portion of our New Jersey NOLs, offset in part by the ongoing costs for the commercialization of BREXAFEMME and the continued development costs associated with our lead product candidate, ibrexafungerp.

We have incurred net losses since our inception, including the year ended December 31, 2021. As of December 31, 2021, our accumulated deficit was $359.5 million. We anticipate that we will continue to incur losses for at least the next several years.  As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statements.  For the year ended December 31, 2021, we received net proceeds of $3.0 million and $2.6 million under our ATM and Aspire facilities, respectively.

Cash Flows

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Years Ended December 31,
	2021	2020
Cash, cash equivalents, and restricted cash, January 1	$93,314	$42,193
Net cash used in operating activities	(54,560)	(49,354)
Net cash (used in) provided by investing activities	(1,172)	6,474
Net cash provided by financing activities	67,120	94,001
Net increase in cash, cash equivalents, and restricted cash	11,388	51,121
Cash, cash equivalents, and restricted cash, December 31	$104,702	$93,314

Operating Activities

The $5.2 million increase in net cash used in operating activities for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to increases in costs associated with the ongoing commercial launch of BREXAFEMME for the treatment of vaginal yeast infections and ibrexafungerp development efforts, offset in part due to the cash receipt of $10.0 million from Hansoh received during 2021. Consistent with our operating plan, we expect our selling, general and administrative expenses to increase to support the ongoing commercial launch of BREXAFEMME and our ongoing operations and that our research and development expenses will decrease primarily given the completion of the VANISH Phase 3 registration program and the CANDLE study.

Net cash used in operating activities of $54.6 million for the year ended December 31, 2021, primarily consisted of the  $32.9 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $30.4 million and stock-based compensation expense of $2.1 million, the gain on change in fair value of the derivative liabilities of $1.2 million, the loss on extinguishment of debt of $2.7 million, and the amortization of debt issuance costs and discount of $1.3 million, plus a net favorable change in operating assets and liabilities of $3.1 million.  The net favorable change in operating assets and liabilities consisted of an increase in accounts payable and accrued expenses of $7.7 million, offset in part by an increase in prepaid expenses, other assets, and deferred costs, accounts receivable, and inventory of $4.6 million.  The $7.7 million increase in accounts payable and accrued expenses was primarily due to the increase in accounts payable of $2.6 million as of December 31, 2021 and an increase of $3.4 million for other liabilities associated with the long term deferred fees due to Amplity.  The $4.6 million increase in prepaid expenses, other assets, and deferred costs, accounts receivable, and inventory is primarily due to an increase in inventory of $5.3 million, and an increase in accounts receivable of $0.9 million, offset in part by a decrease of $2.9 million in other assets for a receivable that was fully collected in February 2021.

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

Investing Activities

Net cash used in investing activities of $1.2 million for the year ended December 31, 2021, consisted solely of purchases of intangible assets associated with implementation costs for internal use software.

Net cash provided by investing activities of $6.5 million for the year ended December 31, 2020, consisted primarily of purchases and maturities of short-term investments of $14.2 million and $20.7 million, respectively.

Financing Activities

Net cash provided by financing activities of $67.1 million for the year ended December 31, 2021, consisted primarily of (a) gross proceeds from common stock of $32.8 million from the exercise of outstanding warrants in addition to $5.7 million in gross proceeds from common stock sold under our ATM and Aspire facilities, partially offset by related underwriting discounts and commissions and offering expenses totaling $0.2 million, and (b) during the period we received $30.0 million under our Loan Agreement, offset by $1.3 million in payments of loan payable issuance costs associated with the Loan Agreement.

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

Future Cash Needs and Funding Requirements

To date, we have generated minimal revenue from product sales. We do not know if or when we will be able to generate significant revenue from product sales. In addition, we expect to incur expenses in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We anticipate that we will need substantial additional funding in connection with our continuing future operations.

Based upon our existing operating plan, we believe that our existing cash and cash equivalents, the $4.7 million sale of a portion of our New Jersey NOLs, the funding of $5.0 million under our Loan Agreement for positive CANDLE study top-line data, and the anticipated sales of BREXAFEMME will enable us to fund our operating requirements into the second quarter of 2023.  These funds will also be sufficient to enable us to continue to commercially launch BREXAFEMME for the treatment of vaginal yeast infections and complete the development activities for the CANDLE study.  However, we are continually evaluating our operating plan and assessing the optimal cash utilization for our ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

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

Critical Accounting Judgments and Estimates

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements for the year ended December 31, 2021, included in this Annual Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Revenue Recognition

Product Revenue, Net

We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of goods and services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods and services. We perform the following five steps to recognize revenue under ASC Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only recognize revenue when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services that will be transferred to the customer.  The transaction price for product sales is reduced by variable consideration related to certain gross to net (GTN) adjustments, including chargebacks, rebates, discounts, incentives, and returns, and we will estimate the amount of this variable consideration that should be included in the transaction price using the expected value method.

Information from external sources is used to estimate GTN adjustments. Our estimate of inventory at the wholesalers is based on the projected prescription demand-based sales for our products, as well as our analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and our internal information. The inventory information received from wholesalers is a product of their recordkeeping process and excludes inventory held by intermediaries to whom they sell, such as retailers.

We also use information from external sources to identify prescription trends, patient demand and average selling prices. Our estimates are subject to inherent limitations of estimates that rely on third-party information, as certain third-party information was itself in the form of estimates, and reflect other limitations including lags between the date as of which third-party information is generated and the date on which we receive third-party information.  Our significant GTN adjustments are further described below:

•

Voluntary Patient Assistance Programs – Through vendors, we offer copay assistance to provide financial assistance to patients for the portion of their prescription cost that is not covered by payors. The reduction in product revenue due to the copay programs is based on an estimate of claims and costs per claim that we expect to receive associated with product revenue that have been recognized. This includes potential product revenue that remains in the distribution channel at the end of a reporting period.

•

Wholesaler Fees and Trade Discounts – We offer discounts and pays certain distributor service fees primarily at contracted rates. These are recorded as a reduction in product revenue based on distributors’ purchases and the applicable discount rate.

•

Chargebacks and Commercial Rebates – We contract with commercial payors such as insurers and pharmacy benefit managers (PBMs) and offer rebates for utilization and formulary status at contracted rates. These reserves will be recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue.

License Agreement Revenue

We have entered into arrangements involving the sale or license of intellectual property and the provision of other services.  When entering into any arrangement involving the sale or license of intellectual property rights and other services, we determine whether the arrangement is subject to accounting guidance in ASC 606, Revenue from Contracts with Customers, as well as ASC 808, Collaborative Arrangements (Topic 808). If we determine that an arrangement includes goods or services that are central to our business operations for consideration, we will then identify the performance obligations in the contract using the unit-of-account guidance in Topic 606.  For a distinct unit-of-account that is within the scope of Topic 606, we will apply all of the accounting requirements in Topic 606 to that unit-of-account, including the recognition, measurement, presentation and disclosure requirements.  For a distinct unit-of-account that is not within the scope of Topic 606, we will recognize and measure the distinct unit-of-account based on other authoritative ASC Topics or on a reasonable, rational, and consistently applied policy election.

In arrangements that include the sale or license of intellectual property and other promised services, we first identify if the licenses are distinct from the other promises in the arrangement.  If the license is not distinct, the license is combined with other services into a single performance obligation. For the sale of intellectual property that is distinct, fixed consideration and variable consideration are included in the transaction price and recognized in revenue immediately to the extent that it is probable that there would not be a significant reversal of cumulative revenue in the future. If the sale or license of intellectual property is not distinct, revenue is deferred and recognized over the estimated period of our combined performance obligation.

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

Stock-based compensation expense has been reported in our statements of operations as follows (dollars in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$631	$806
Selling, general and administrative	1,457	1,414
Total	$2,088	$2,220

On December 31, 2021, the aggregate intrinsic value of outstanding options to purchase shares of our common stock was $0.1 million, based upon the $6.10 closing sales price per share of our common stock as reported on the Nasdaq Global Market on that date.

Determination of the Fair Value of Stock-based Compensation Grants

We calculate the fair value of stock-based compensation arrangements using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options, and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

•	we estimate expected volatility based on the volatility of our own common stock trading history and implied volatility;
•	the assumed dividend yield is based on our expectation of not paying dividends on our underlying common stock for the foreseeable future;
•

we determine the average expected life of stock options based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110, as our common stock has a limited trading history. We expect to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term;

•	we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and
•	we recognize forfeitures as they are incurred.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2021 and 2020 are set forth below:

Employee Stock Options	Years Ended December 31,
	2021	2020
Weighted average risk-free interest rate	0.64%	1.18%
Weighted average expected term (in years)	5.15	5.97
Weighted average expected volatility	62.10%	64.67%

Non-Employee Stock Options	Years Ended December 31,
	2021	2020
Weighted average risk-free interest rate	0.74%	0.36%
Weighted average expected term (in years)	5.79	5.50
Weighted average expected volatility	69.56%	66.55%

Warrant Liabilities

We account for the outstanding warrants associated with the June 2016, March 2018, December 2019, December 2020 public offerings as well as the Loan Agreement warrants associated with the remaining unfunded tranches as liabilities measured at fair value.  The fair values of these warrants have been determined using the Black-Scholes valuation model.  We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities and utilize the remaining term of the warrant as the expected term.  We estimate expected volatility using the historical volatility of our common stock given we have sufficient history to support the expected terms of the warrants and implied volatility.  See Note 2 to our consolidated financial statements on this Annual Report for further details.

Convertible Debt and Derivative Liabilities

For the convertible notes, we account for the bifurcated embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, as long-term derivative liabilities in our consolidated balance sheet. The derivative liabilities are remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the consolidated statements of operations in other (income) expense.  We used the binomial lattice valuation model to value the derivative liabilities at inception and on subsequent valuation dates.  This model incorporates transaction details such as stock price, contractual terms, dividend yield, risk-free rate, adjusted equity volatility, credit rating, market credit spread, and estimated yield.  See Note 2 to our consolidated financial statements on this Annual Report for further details.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SCYNEXIS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SCYNEXIS, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Gross-to-net rebate accruals — Refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 11 – Revenue” to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 2 and Note 11 of the financial statements, the Company’s product revenue is recognized in accordance with Accounting Standards Codification Topic 606 ("ASC 606") upon the transfer of control of the Company’s product to a customer and is measured as the amount of consideration the Company expects to receive in exchange for transferring the product to a customer (“transaction price”). The transaction price for product sales is reduced by variable consideration related to certain gross-to-net (“GTN”) adjustments, including chargebacks, rebates, discounts, incentives, and returns, and the Company will estimate the amount of this variable consideration that should be included in the transaction price using the expected value method. The amount of variable consideration that is included in the transaction price may be constrained and is included in net sales only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. These estimates take into consideration prescription demand from commercial providers, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, and historical trends.

We identified management’s estimation of certain GTN adjustments, specifically co-pay and managed care rebates (“GTN rebates”) as a critical audit matter, given the complexity involved in determining the significant assumptions used in estimating the transaction price. Auditing these estimates involved especially subjective judgment and audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the Company’s GTN rebates included the following, among others:

•      We evaluated management's significant accounting policies related to revenue recognition and GTN rebates for reasonableness and consistency.

•      We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to calculate GTN rebates.

•      We tested the mathematical accuracy of GTN rebates.

•      We tested the overall reasonableness of GTN rebates recorded at period end by developing an expectation for comparison to actual recorded balances.

•      We tested co-pay rebate claims processed by the Company, including evaluating those claims for consistency with the conditions and terms of the Company’s contractual arrangements.

License Agreement Revenue — Refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 11 – Revenue” to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 2 and Note 11 to the financial statements, in February 2021, the Company entered into an Exclusive License and Collaboration Agreement (the “Agreement”) with Hansoh Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, “Hansoh”), pursuant to which the Company granted to Hansoh licenses to research, develop, manufacture, and commercialize ibrexafungerp in the Greater China region. The Company determined the accounting for the Agreement was subject to ASC 606 as the Company viewed the Agreement as a contract with a customer as the activities were central to its business operations. The Company evaluated the Agreement and concluded that the transfer of the licenses represented a distinct performance obligation, and revenue of $12.1 million was recorded in 2021 at a point in time upon control of the licenses being transferred to Hansoh.

We identified the initial accounting for the Agreement as a critical audit matter, given the complexity involved with the identification of performance obligations and in the evaluation of whether the identified performance obligation related to the license was distinct. Auditing these conclusions involved especially subjective judgment and audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for license revenue recorded for the Agreement included the following, among others:

•      We evaluated management's significant accounting policies related to revenue recognition for reasonableness.

•      We evaluated management’s determination that the agreement was within the scope of ASC 606.

•      We obtained and read the Agreement between the Company and Hansoh.

•      With the assistance of professionals in our firm having expertise in the accounting treatment for revenue arrangements, we evaluated the Company's assessment of the accounting treatment of this transaction, including the identification of distinct performance obligations.

Loan and Security Agreement — Refer to “Note 8 – Borrowings” to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 8 to the financial statements, in May 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for an aggregate principal amount of $60.0 million (the “Term Loan”). Pursuant to the Loan Agreement, the Term Loan is available to the Company in four tranches. The first two tranches became available to the Company in 2021 and the remaining two tranches may become available to the Company in the future subject to the achievement of certain contingent events described within in Note 8. The Company also issued warrants to purchase shares of its common stock to the counterparties of the Loan Agreement that become exercisable upon the drawing of each tranche of the Term Loan.

We identified the initial accounting for the Loan Agreement and valuation of the related warrants as a critical audit matter because of the complexity in applying the accounting framework and the significant estimates and judgments made by management in the determination of the fair value of the warrants. Auditing these conclusions and estimates involved especially subjective judgment and audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the initial accounting for the Loan Agreement and valuation of the related warrants included the following, among others:

•      We evaluated management's significant accounting policies related to the Loan Agreement and warrants for reasonableness.

•      We obtained and read the Loan Agreement and related warrant agreements.

•      With the assistance of professionals in our firm having expertise in the accounting treatment for financial instruments, we evaluated the Company’s conclusions regarding the initial accounting treatment applied to the Loan Agreement, including the accounting for the related warrants.

•      With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the significant assumptions used to determine the fair value of the warrants by:

•	Testing the source information underlying the fair value of the warrants and the mathematical accuracy of the calculation.
•	Developing a range of independent estimates and comparing those to the fair value of the warrants determined by management.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 29, 2022

We have served as the Company's auditor since 2000.

SCYNEXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$104,484	$93,041
Prepaid expenses and other current assets	3,569	5,165
Accounts receivable, net	861	—
Inventory	463	—
Total current assets	109,377	98,206
Other assets	6,122	573
Deferred offering costs	150	187
Restricted cash	218	273
Property and equipment, net	113	298
Intangible assets, net	1,056	—
Operating lease right-of-use asset (Note 9)	2,801	2,999
Total assets	$119,837	$102,536
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,848	$4,639
Accrued expenses	5,698	4,141
Warrant liabilities	—	17,564
Operating lease liability, current portion (Note 9)	70	52
Total current liabilities	13,616	26,396
Other liabilities	3,345	—
Warrant liabilities	18,062	33,592
Convertible debt and derivative liabilities (Note 8)	11,607	16,516
Loan payable (Note 8)	28,745	—
Operating lease liability (Note 9)	3,204	3,274
Total liabilities	78,579	79,778
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of December 31, 2021 and December 31, 2020; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of December 31, 2021, and December 31, 2020; 28,705,334 and 19,663,698 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	32	20
Additional paid-in capital	400,705	349,351
Accumulated deficit	(359,479)	(326,613)
Total stockholders’ equity	41,258	22,758
Total liabilities and stockholders’ equity	$119,837	$102,536

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Revenue:
Product revenue, net	$1,113	$—
License agreement revenue	12,050	—
Total revenue	13,163	—
Operating expenses:
Cost of product revenue	312	—
Research and development	23,773	36,522
Selling, general and administrative	49,916	14,627
Total operating expenses	74,001	51,149
Loss from operations	(60,838)	(51,149)
Other (income) expense:
Loss on extinguishment of debt	2,725	1,766
Amortization of debt issuance costs and discount	1,303	1,201
Interest income	(24)	(189)
Interest expense	2,660	1,181
Other income	(13)	(334)
Other expense	—	602
Warrant liabilities fair value adjustment	(30,365)	5,214
Derivative liability fair value adjustment	(1,170)	(2,257)
Total other (income) expense:	(24,884)	7,184
Loss before taxes	(35,954)	(58,333)
Income tax benefit	3,088	3,148
Net loss	$(32,866)	$(55,185)
Net loss per share – basic and diluted	$(1.25)	$(5.15)
Weighted average common shares outstanding – basic and diluted	26,384,713	10,720,211

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances as of December 31, 2019	9,741,372	$10	$284,313	$(271,428)	$12,895
Net loss	—	—	—	(55,185)	(55,185)
Stock-based compensation expense	—	—	2,220	—	2,220
Common stock issued through employee stock purchase and stock option plans	4,652	—	28	—	28
Common stock issued, net of expenses	9,156,304	9	57,175	—	57,184
Common stock issued for conversion of April 2020 Notes	638,809	1	5,221	—	5,222
Common stock issued for Commitment Shares	70,910	—	602	—	602
Common stock issued for vested restricted stock units	51,651	—	(208)	—	(208)
Balances as of December 31, 2020	19,663,698	$20	$349,351	$(326,613)	$22,758
Net loss	—	—	—	(32,866)	(32,866)
Stock-based compensation expense	—	—	2,088	—	2,088
Common stock issued through employee stock purchase and stock option plans	4,943	—	22	—	22
Common stock issued, net of expenses	8,067,562	11	41,029	—	41,040
Common stock issued for conversion of April 2020 Notes	959,080	1	7,452	—	7,453
Common stock issued for vested restricted stock units	10,051	—	(3)	—	(3)
Vested Loan Agreement warrants	—	—	766	—	766
Balances as of December 31, 2021	28,705,334	$32	$400,705	$(359,479)	$41,258

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(32,866)	$(55,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379	111
Stock-based compensation expense	2,088	2,220
Amortization of debt issuance costs and discount	1,303	1,201
Change in fair value of warrant liabilities	(30,365)	5,214
Change in fair value of derivative liabilities	(1,170)	(2,257)
Noncash operating lease expense for right-of-use asset	198	192
Loss on extinguishment of debt	2,725	1,766
Noncash consideration associated with common stock purchase agreement	—	602
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	1,597	(922)
Accounts receivable	(861)	—
Inventory	(5,292)	—
Accounts payable	2,763	(2,600)
Accrued expenses, other liabilities, and other	4,941	304
Net cash used in operating activities	(54,560)	(49,354)
Cash flows from investing activities:
Maturities of investments	—	20,713
Purchases of property and equipment	—	(4)
Purchase of intangible assets	(1,172)	—
Purchase of investments	—	(14,235)
Net cash (used in) provided by investing activities	(1,172)	6,474
Cash flows from financing activities:
Proceeds from common stock issued	38,552	90,554
Payments of offering costs and underwriting discounts and commissions	(205)	(5,879)
Proceeds from loan payable	30,000	—
Payments of loan payable issuance costs	(1,253)	—
Proceeds from employee stock purchase plan issuances	22	28
Repurchase of shares to satisfy tax withholdings	4	(208)
Proceeds from senior convertible notes	—	10,000
Payments of senior convertible notes issuance costs	—	(494)
Net cash provided by financing activities	67,120	94,001
Net increase in cash, cash equivalents, and restricted cash	11,388	51,121
Cash, cash equivalents, and restricted cash at beginning of period	93,314	42,193
Cash, cash equivalents, and restricted cash at end of period	$104,702	$93,314
Supplemental cash flow information:
Cash paid for interest	$2,255	$1,088
Cash received for interest	$24	$186
Noncash financing and investing activities:
Purchased intangible assets included in accounts payable and accrued expenses	$78	$—
Deferred offering and issuance costs included in accounts payable	$430	$62
Deferred offering costs reclassified to additional paid-in capital	$86	$153
Common stock issued for settlement of senior convertible notes	$7,452	$5,221
Common stock issued for Commitment Shares	$—	$602
Reclass of warrant liability to additional paid in capital	$298	$—
Reclass of deferred asset associated with issuance of loan payable to debt discount	$390	$—

Settlement of liability for exercise of warrants	$3,091	$—

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, and is pioneering innovative medicines to potentially help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug-resistant infections.  The Company is developing its lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (“IV”)/oral agent for multiple fungal indications in both the community and hospital settings. In June 2021, the U.S. Food and Drug Administration (“FDA”) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (“VVC”), also known as vaginal yeast infection, and the Company has commenced the commercialization of BREXAFEMME in the U.S.

The Company has incurred significant losses and negative cash flows from operations since its initial public offering in May 2014 and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of $359.5 million at December 31, 2021 and limited capital resources to fund ongoing operations.   These capital resources primarily comprised cash and cash equivalents of $104.5 million at December 31, 2021. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying consolidated financial statements, the Company's liquidity could be materially affected over this period by, among other things: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; (4) its ability to commercialize BREXAFEMME and; (5) any other unanticipated material negative events or costs.  One or more of these events or costs could materially affect the Company’s liquidity.  If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

A prospectus is included under the January 2021 Shelf Registration covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) and/or Controlled Equity OfferingSM Sales Agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”).

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments include: revenue recognition including gross to net estimates and the identification of performance obligations in licensing arrangements, determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimates and assumptions utilized in measuring the fair values of the warrant and derivative liabilities each reporting period.
2.	Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash on deposit and cash equivalents and accounts receivable.  The Company's money market fund investment (recognized as cash and cash equivalents) is with what the Company believes to be a high quality issuer. The Company has not experienced any significant losses in the account.  See Note 11 for concentrations of credit risk associated with the Company’s accounts receivable and revenue with customers.

Cash and Cash Equivalents

The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.  The Company reported cash, cash equivalents, and restricted cash of $104.7 million and $93.3 million as of December 31, 2021 and 2020, respectively.  See Note 9 for further details on the nature of the restricted cash.

Accounts Receivable, Net

Accounts receivable are reported on the accompanying consolidated balance sheet at outstanding amounts due from customers for product sales net of discounts, chargebacks, and wholesaler distribution fees.  The Company evaluates the collectability of accounts receivable on a regular basis, by reviewing the financial condition and payment history of its customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. An allowance for doubtful accounts is recorded when a receivable is deemed to be uncollectible.  The Company did not record an allowance for doubtful accounts as of December 31, 2021.

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory on the accompanying balance sheet includes costs related to the raw material, third party manufacturing, and packaging for BREXAFEMME.  Raw material inventory includes the costs associated with the manufacture of ibrexafungerp, the active product ingredient in BREXAFEMME.  Work in process inventory includes the costs necessary to package ibrexafungerp into BREXAFEMME, at which point the inventory is then released for commercial use and considered a finished good that is available to be sold.  Inventory that is not expected to be sold within one year of the reporting period is classified as long term in other assets on the consolidated balance sheet.  Prior to the regulatory approval of an investigational drug, the Company recognizes as research and development expense costs related to the manufacture of an investigational drug when incurred.  Upon regulatory approval, the Company begins capitalizing such production and manufacturing expenses as inventory.  For BREXAFEMME, capitalization of costs as inventory began upon regulatory approval on June 1, 2021.

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

Product Revenue, Net

The Company sells BREXAFEMME primarily to wholesalers in the United States and are initially invoiced at contractual list prices. These wholesalers subsequently resell BREXAFEMME to specialty and other retail pharmacies. In addition to agreements with the wholesalers, the Company enters into arrangements with third-party payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of BREXAFEMME.  The transaction price for product sales is reduced by variable consideration related to certain gross to net (“GTN”) adjustments, including chargebacks, rebates, discounts, incentives, and returns, and the Company will estimate the amount of this variable consideration that should be included in the transaction price using the expected value method.

Specific considerations around the Company’s product revenue gross to net GTN adjustments are as follows:

•

Voluntary Patient Assistance Programs – Through vendors, the Company offers copay assistance to provide financial assistance to patients for the portion of their prescription cost that is not covered by payors. The reduction in product revenue due to the copay programs is based on an estimate of claims and costs per claim that the Company expects to receive associated with product revenue that have been recognized. This includes potential product revenue that remains in the distribution channel at the end of a reporting period.

•

Trade Discounts and Wholesaler Fees – The Company offers discounts and pays certain distributor service fees. These are recorded as a reduction in product revenue based on distributors’ purchases and the applicable discount rate.

•

Product Stocking Fees – During the initial launch of BREXAFEMME, the Company offered additional fees to wholesalers and certain indirect customers to incent stocking at wholesalers and pharmacies. These were recorded as a reduction in product revenue based on these customer’s purchases during the eligible period and limited to a certain volume.

•

Product Returns - Generally, the Company’s customers have the right to return products during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Since the Company has a limited history of BREXAFEMME returns, the Company estimated returns based on industry data for comparable products in the market. As the Company distributes its product and establishes historical sales over a longer period of time (i.e., two to three years), the Company will be able to place more reliance on historical purchasing, demand and return patterns of its customers when evaluating its reserves for product returns. BREXAFEMME has a thirty-month shelf life.

•

Chargebacks and Commercial Rebates – The Company intends to contract with commercial payors such as insurors and PBMs and offer rebates for utilization and formulary status. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue.

•

Government Rebates – The Company are subject to discount obligations under state Medicaid programs, Medicare, and other government programs. Provisions for government rebates are based on the estimated amount of rebates and incentives to be claimed on the related sales from the period. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue. For Medicare, we must also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program.

The Company determined that performance obligations are satisfied and product revenue is recognized when a customer takes control of the Company’s product, which occurs at a point in time. This occurs upon delivery of the BREXAFEMME to customers, at which point the Company recognizes revenue. Payment is typically received 70 to 90 days after satisfaction of the Company’s performance obligations.

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

Warrant Liabilities

The Company accounts for the warrants associated with the June 2016 public offering, March 2018 Public Offering, December 2019 Public Offering, December 2020 Public Offering, and remaining warrants under the Loan Agreement as liabilities measured at fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying consolidated statements of operations.

Loan Payable

The Company initially reviews loan payables to identify the units of account for recognition purposes. The Company identifies the units of account by identifying each freestanding financial instrument included in the debt arrangement.  For freestanding equity-linked financial instruments that are not in the form of shares, liability classification is used if the instrument embodies an obligation to repurchase the Company’s shares that may require the use of cash or other assets or the instrument may require the issuance of a variable number of the Company’s shares with a monetary value that is predominately based on a fixed value, based on variations in variables other than the fair value of the Company’s stock, or based on variations inversely related to the fair value of the Company’s stock.  The Company will then review for embedded features within the debt instrument to evaluate whether the embedded features require bifurcation from the debt host instrument.  Embedded features typically include conversion or exchange features, redemption features, or other embedded features.  The identified embedded feature is bifurcated from the debt host instrument if the criteria in ASC 815-15-25-1 are met.  Debt arrangements are classified on the consolidated balance sheet as current if the obligation of the debt arrangement is reasonably expected to be liquidated within 12 months.  Loan payable is recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the additional warrants issued in conjunction with the loan payable.  See Note 8 for further details.

Convertible Debt and Derivative Liabilities

In connection with the Company’s issuance of its April 2020 and March 2019 6.0% Convertible Senior Notes (the “April 2020 Notes” and the “March 2019 Notes”), the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as long-term derivative liabilities in the Company’s balance sheet in accordance with FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.  The convertible debt and the derivative liabilities associated with the April 2020 Notes and March 2019 Notes are presented in total on the consolidated balance sheet as the convertible debt and derivative liabilities.  The convertible debt is carried at amortized cost.  The derivative liabilities will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the consolidated statements of operations in other expense (income).  See Note 8 and 13 for further details.

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

Amortization of Debt Issuance Costs and Discount

The Company’s convertible debt is recorded net of debt issuance costs which comprised issuance costs and an advisory fee.  The portion of the debt issuance costs allocated to the convertible debt, based on the amount of proceeds allocated between the convertible debt and the derivative liability, is being amortized over the term of the convertible debt using the effective interest method in addition to the discount initially recognized for the fair value of the bifurcated derivative liability from the convertible debt.  Debt issuance costs allocated to the derivative liabilities were included in other expense as a component of the fair value adjustment for the year ended December 31, 2021.  The Company’s loan payable was recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the loan payable. The resulting debt discount is being amortized over the term of the loan payable using the effective interest method.  The amortization of debt issuance costs and discount is included in other expense within the accompanying consolidated statements of operations.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, officers, directors, and non-employees based on the estimated fair values of the awards as of grant date.  The Company values equity instruments and stock options granted to employees and non-employees using the Black-Scholes valuation model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods.

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net loss per common share for the years ended December 31, 2021 and 2020 includes the pre-funded warrants to purchase 5,260,000 shares of common stock issued in the December 2020 Public Offering.

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive:

	December 31,
	2021	2020
Outstanding stock options	1,542,126	830,343
Outstanding restricted stock units	133,834	29,087
Warrants to purchase common stock associated with June 2016 Public Offering	—	421,867
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2019 Public Offering	—	4,472,205
Warrants to purchase common stock associated with December 2020 Public Offering - Series 1	—	6,800,000
Warrants to purchase common stock associated with December 2020 Public Offering - Series 2	6,800,000	6,800,000
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance for the conversion of the April 2020 Notes	—	1,299,790
Warrants to purchase common stock associated with Solar loan agreement	—	12,243
Warrants to purchase common stock associated with Loan Agreement	170,410	—
Warrants to purchase common stock associated with Danforth	50,000	—
Total	10,633,380	22,602,545

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company views its operations and manages its business as one operating segment. The material assets of the Company were held in the United States for the years ended December 31, 2021 and 2020.  In July 2019, the Company incorporated SCYNEXIS Pacific Pty Ltd, a wholly-owned subsidiary, in Sydney, Australia, for the initial purpose of conducting certain clinical trials and other research and development activities.

Although all operations are primarily based in the United States, the Company generated a portion of its revenue from the license agreement with Hansoh located outside of the United States for the year ended December 31, 2021.  All sales, including sales outside of the United States, are denominated in United States dollars.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This guidance was adopted by the Company in the first quarter of 2021 and it did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in ASU 2018-13, Fair Value Measurement. ASU 2018-13 eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements.  The Company adopted ASU 2018-13 during the year ended December 31, 2020 and as a result, included the required additional disclosures for its Level 3 fair value measurements in its consolidated financial statements (see Note 13).  The Company did not identify any other material impacts of ASU 2018-13 on its consolidated financial statements.

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid research and development services	$247	$1,535
Prepaid insurance	505	362
Other prepaid expenses	2,813	19
Other receivable	—	2,876
Other current assets	4	373
Total prepaid expenses and other current assets	$3,569	$5,165

4.	Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$5,162	$—
Work in process	3	—
Finished goods	127	—
Total inventory	$5,292	$—

As of December 31, 2021, the Company’s inventory consisted of $4.8 million of raw material that is not expected to be sold in one year and is classified as long term within other assets on the consolidated balance sheet.
5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Furniture and fixtures	$406	$406
Computer equipment	76	76
Other	98	98
	580	580
Less: accumulated depreciation	(467)	(282)
Total property and equipment, net	$113	$298

For both the years ended December 31, 2021 and 2020, the Company recognized $0.2 million in depreciation expense.  Property and equipment are depreciated over a useful life of three years.
6.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2021	2020
Intangible assets	$1,250	$—
Less: accumulated amortization	(194)	—
Total intangible assets, net	$1,056	$—

For the year ended December 31, 2021, the Company recognized $0.2 million in amortization expense.  Intangible assets consist of software implementation costs purchased in 2021 and are amortized over a useful life of three years.  The estimated amortization expense for the next three years is as follows: $0.4 million in 2022, $0.4 million in 2023, and $0.2 million in 2024.

7.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development expenses	$1,498	$991
Accrued employee bonus compensation	2,012	2,190
Other accrued expenses	1,352	960
Accrued co-pay rebates	836	—
Total accrued expenses	$5,698	$4,141

8.	Borrowings

Loan Agreement

On May 13, 2021, the Company entered into the loan and security agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), as administrative agent and collateral agent and a lender, and Silicon Valley Bank (“SVB”), for an aggregate principal amount of $60.0 million (the “Term Loan”).  Pursuant to the Loan Agreement, the Term Loan is available to the Company in four tranches, subject to certain terms and conditions.

Under the terms of the Loan Agreement, the Company received an initial tranche of $20.0 million from the Lenders on the Closing Date. The second tranche of the Term Loan, consisting of up to an additional $10.0 million, became available to the Company upon receipt of approval from the FDA of ibrexafungerp for the treatment of vaginal yeast infections (the “First Performance Milestone”) and was funded in June 2021.  The third tranche of the Term Loan, consisting of an additional $5.0 million, was available to the Company upon (a) the First Performance Milestone and (b) the achievement of the primary endpoint from the Phase 3 study of ibrexafungerp in patients with recurrent vulvovaginal candidiasis, and was funded in March 2022.  The fourth tranche of the Term Loan, consisting of up to an additional $25.0 million, will be available to the Company from January 1, 2022 through December 31, 2023 in $5.0 million increments, subject to certain terms and conditions, including in maintaining a ratio of total outstanding Term Loan principal to net product revenues for ibrexafungerp below a certain specified level for a given draw period.  The Company estimated the fair value of the loan payable using a credit spread valuation model and Level 3 inputs which included an implied secured spread, risk free rate, and secured yield of 9.30%, 1.00%, and 10.30%, respectively.  At December 31, 2021, the fair value of the loan payable is $29.2 million.

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

In connection with the entry into the Loan Agreement, the Company issued to each of Hercules and SVB a warrant (collectively, the “Warrants”) to purchase shares of the Company’s common stock, par value $0.001 per share (the “Shares”).  The amount of shares that may be purchased for the Warrants, collectively between Hercules and SVB, will not exceed 0.04 multiplied by the aggregate amount of the term loan advance, divided by the exercise price of the Warrants.

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain certain levels of trailing three-month net product revenue solely from the sale of ibrexafungerp commencing on June 30, 2022. The financial covenant will be waived at any time in which the Company maintains unrestricted and unencumbered cash in accounts maintained with SVB equal to at least 50.0% of the total outstanding Term Loan principal amount, subject to certain requirements.  The final closing fee of $1.2 million is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable.

The initial Loan Agreement tranche of $20.0 million, the funding of the additional Term Loan tranches, the initial warrants and the additional warrants were identified as freestanding instruments that were legally detachable and separately exercisable from each other.  At the closing of the Loan Agreement, the Company issued 113,607 and warrants to purchase shares of the Company’s common stock and recognized the initial warrants at their relative fair value of $0.5 million in shareholder's equity.  In accordance with ASC 815-40, the additional remaining warrants to purchase shares of the Company’s common stock at the closing of the Loan Agreement were recognized at their fair value as warrant liabilities given the variable settlement amount of the warrant shares.  The additional remaining warrants under the Loan Agreement are considered an outstanding instrument at close of the Loan Agreement.  The additional remaining warrants will vest and become exercisable upon the funding of the remaining term loan tranches available under the Loan Agreement and the amount of additional warrants will not exceed 0.04 multiplied by the aggregate amount of the term loan tranche, divided by the exercise price of the Warrants.  The fair value of the initial warrant liabilities of approximately $0.7 million was recorded as a deferred asset and is reclassified to debt discount proportionately upon the funding of a Term Loan tranche.  Upon the funding of the $10.0 million for the second tranche in June 2021, the associated warrant liability of $0.3 million was reclassed to additional paid in capital at settlement and 56,803 shares of common stock were issued.

Future principal debt payments on the currently outstanding loan payable as of December 31, 2021 are as follows (in thousands):

2021	$—
2022	—
2023	—
2024	20,737
2025	9,263
Total principal payments	30,000
Final fee due at maturity	1,185
Total principal and final fee payment	31,185
Unamortized discount and debt issuance costs	(2,440)
Less current portion	—
Loan payable, long term	$28,745

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

In both June 2020 and December 2020, Puissance converted $2.0 million of the April 2020 Notes for 316,461 and 322,348 shares of common stock, respectively.  Upon conversion of the $4.0 million of the April 2020 Notes, the Company recognized $0.8 million and $1.0 million in extinguishment loss, respectively, which represents the difference between the total net carrying amount of the convertible debt and derivative liability at the time of conversion and the fair value of the consideration.  In January 2021, Puissance converted the remaining $6.0 million of the April 2020 Notes for 959,080 shares of common stock.  Upon conversion of the remaining $6.0 million of the April 2020 Notes, the Company recognized a $2.7 million extinguishment loss which represents the difference between the total net carrying amount of the convertible debt and derivative liability and the fair value of the consideration.

The April 2020 Notes incurred interest at a rate of 6.0% per annum, payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2020.   The April 2020 Notes constituted general, senior unsecured obligations of the Company.

As of December 31, 2020, the Company’s April 2020 Notes consisted of the convertible debt balance of $1.2 million, presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.1 million, and the bifurcated embedded conversion option derivative liability of $3.3 million.  In connection with the Company’s issuance of its April 2020 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $8.1 million as the interest make-whole provision is settled in shares of common stock.  Debt issuance costs of $0.4 million initially allocated to the derivative liability were written off upon issuance of the April 2020 Notes and were recognized in the gain on the fair value adjustment for the derivative liability for the year ended December 31, 2020.  For the year ended December 31, 2020, the Company recognized a gain of $1.7 million on the fair value adjustment for the derivative liability and recognized $0.2 million in amortization of debt issuance costs and discount for the year ended December 31, 2020, related to the April 2020 Notes.

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

As of December 31, 2021 and 2020, the Company’s March 2019 Notes consists of the convertible debt balance of $10.2 million and $9.4 million, presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.3 million and $0.4 million, and the bifurcated embedded conversion option derivative liability of $1.4 million and $6.0 million, respectively.  In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock.  Debt issuance costs of $0.6 million initially allocated to the derivative liability were written off upon issuance of the March 2019 Notes and were recognized in the gain on the fair value adjustment for the derivative liability for the year ended December 31, 2020.  For the years ended December 31, 2021 and 2020, the Company recognized gains of $1.3 million and $0.5 million, respectively, on the fair value adjustment for the derivative liability.   For the years ended December 31, 2021 and 2020, the Company recognized $0.9 million and $1.0 million, respectively, in amortization of debt issuance costs and discount, related to the March 2019 Notes.

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

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At December 31, 2021 and 2020, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $12.3 million and $12.9 million, respectively.

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

Other Liabilities

In February 2021, the Company partnered with Amplity Inc. (“Amplity”) for the commercial launch of ibrexafungerp for the treatment of VVC.  Under the terms of the 5-year agreement, the Company will utilize Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operations services.  The Company will maintain full ownership of ibrexafungerp and control of all strategic aspects of the launch. Amplity is deferring a portion of its direct service fees (“Deferred Fees”) in the first two years (2021 and 2022), up to a cap, which the Company will repay over three years starting in 2023.  As of December 31, 2021, the Deferred Fees of $3.3 million are recognized as long term other liabilities in the accompanying consolidated balance sheet and represent a debt obligation.

The Deferred Fees will accrue until the earlier of (i) the cap is reached or (ii) December 31, 2022. The Deferred Fees will accrue interest at annual rate of 12.75% and will be compounded quarterly, at the end of each quarter.  Interest expense is recognized using the effective interest method.  The Company will repay the Deferred Fees plus accrued interest in quarterly installments at the end of each calendar quarter beginning in 2023. The total amount of Deferred Fees plus accrued interest as of December 31, 2022, will serve as the basis for repayment (the “Repayment Basis”), which shall be repaid in equal installments at the end of a given quarter calculated as follows: 15% of the Repayment Basis will be repaid in 2023; 50% of the Repayment Basis will be repaid in 2024; and 35% of the Repayment Basis will be repaid in 2025.  As of December 31, 2021, the Company is obligated to repay $0.5 million in 2023, $1.6 million in 2024, and $1.2 million in 2025.

Amplity has the potential to earn a performance-based success fee (“Success Premium”) in the 2023-2025 time frame by exceeding certain revenue targets.  The Company identified the Success Premium as a derivative under ASC 815 that qualified for a scope exception given the revenue targets are considered the predominant underlying of the Success Premium.  For the year ended December 31, 2021, there was no expense recognized associated with the Success Premium.
9.	Commitments and Contingencies

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

	Years Ended December 31,
	2021	2020
Operating lease cost	$664	$664
Variable lease cost	38	51
Total operating lease expense	$702	$715

Cash paid for amounts included in the measurement of operating lease liability	$517	$507

	December 31, 2021	December 31, 2020
Remaining Lease term (years)	7.59	8.59
Discount rate	15%	15%

Future minimum lease payments for all operating leases as of December 31, 2021 are as follows (in thousands):

December 31, 2021
2022	$527
2023	715
2024	730
2025	744
2026	759
Thereafter	2,030
Total	$5,505

The presentation of the operating lease liability as of December 31, 2021 is as follows (in thousands):

December 31, 2021
Present value of future minimum lease payments	$3,274

Operating lease liability, current portion	$70
Operating lease liability, long-term portion	3,204
Total operating lease liability	$3,274

Difference between future minimum lease payments and discounted cash flows	$2,231

License Arrangements with Potential Future Expenditures

As of December 31, 2021, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health.  In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company.  Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the “Deferred Milestone”). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound.  In December 2016 and January 2018, the Company entered into second and third amendments to the license agreement with Merck which clarified what would constitute the initiation of a Phase 3 clinical trial for the purpose of milestone payment.  In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019. The milestone payment was recognized in the consolidated statement of operations in research and development expense for the year ended December 31, 2020 and is included in cash used in operating activities on the consolidated statement of cash flows.  On December 2, 2020, the Company entered into a fourth amendment to the license agreement with Merck.  The amendment eliminates two cash milestone payments that the Company would have paid to Merck upon the first filing of a NDA, triggered by the FDA acceptance for filing of its NDA for ibrexafungerp for the treatment of VVC, and first marketing approval in the U.S., anticipated in June 2021 for the Company’s NDA for ibrexafungerp for the treatment of VVC.  Such cash milestone payments would have been creditable against future royalties owed to Merck on net sales of ibrexafungerp. With the amendment, these milestones will not be paid in cash and, accordingly, credits will not accrue. Pursuant to the amendment, the Company will also forfeit the credits against future royalties that it had accrued from a prior milestone payment already paid to Merck.  All other key terms of the license agreement are unchanged.

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
10.	Stockholders’ Equity

Authorized, Issued, and Outstanding Common Shares

The Company’s authorized common stock has a par value of $0.001 per share and consists of 100,000,000 shares as of December 31, 2021 and 2020; 28,705,334 and 19,663,698 shares were issued and outstanding at December 31, 2021, and December 31, 2020, respectively.  On June 18, 2019, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 125,000,000 to 250,000,000.  On July 16, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, which became effective on Friday, July 17, 2020, (a) implementing a 1-for-10 reverse stock split of the Company’s common stock and (b) decreasing the number of authorized shares of the Company’s common stock from 250,000,000 shares to 100,000,000 shares.

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

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2021	2020
Outstanding stock options	1,542,126	830,343
Outstanding restricted stock units	133,834	29,087
Warrants to purchase common stock associated with June 2016 Public Offering	—	421,867
Warrants to purchase common stock associated with March 2018 Public Offering - Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2019 Public Offering	—	4,472,205
Warrants to purchase common stock associated with December 2020 Public Offering - Series 1	—	6,800,000
Warrants to purchase common stock associated with December 2020 Public Offering - Series 2	6,800,000	6,800,000
Prefunded warrants to purchase common stock associated with December 2020 Public Offering	3,200,000	5,260,000
Warrants to purchase common stock associated with Solar loan agreement	—	12,243
Warrants to purchase common stock associated with Loan Agreement	170,410	—
Warrants to purchase common stock associated with Danforth	50,000	—
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance for the conversion of the April 2020 Notes	—	1,299,790
For possible future issuance under 2014 Equity Incentive Plan (Note 13)	295,220	146,488
For possible future issuance under Employee Stock Purchase Plan (Note 13)	3,893	5,895
For possible future issuance under 2015 Inducement Award Plan (Note 13)	235,000	14,050
Total common shares reserved for future issuance	14,367,493	28,028,978

Liquidation Rights

In the event of any liquidation or dissolution of the Company, the holders of the common stock are entitled to the remaining assets of the Company legally available for distribution.

Dividends and Voting Rights

The holders of the common stock are entitled to receive dividends if and when declared by the Company.

Preferred Stock

On May 7, 2014, the Company amended and restated its articles of incorporation relating to its approved capital structure. The Company’s board of directors has authorized the Company, subject to limitations prescribed by Delaware law, to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The Company’s board of directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders. The Company’s board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. There were no shares of preferred stock issued and outstanding as of December 31, 2021 and 2020.

December 2020 Public Offering

On December 17, 2020, the Company completed a public offering (the “December 2020 Public Offering”) of its common stock and warrants pursuant to the Company’s effective shelf registration.  The Company sold an aggregate of (a) 8,340,000 shares of the Company’s common stock, par value $0.001 per share, (b) pre-funded warrants, in lieu of common stock, to purchase 5,260,000 shares of the Company’s common stock, par value $0.001 per share, and (c) two series of warrants, which will accompany the common stock or pre-funded warrants, to purchase up to an aggregate of 13,600,000 shares of the Company’s common stock.  The pre-funded warrants entitle the holders to purchase up to 5,260,000 shares of common stock and have an unlimited term and an exercise price of $0.001 per share.  During the year ended December 31, 2021, 2,060,000 of the pre-funded warrants were exercised for proceeds of $2,000.  Each of the two series of warrants entitle the holders to purchase up to an aggregate of 6,800,000 shares of common stock.

The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity.  The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation for the years ended December 31, 2021 and 2020 given their nominal exercise price.

The Series 1 warrants have a one-year term and an exercise price of $7.33 per share, and Series 2 warrants have a three-and-a-half-year term and an exercise price of $8.25 per share.  There is not expected to be any trading market for the pre-funded warrants, the Series 1 warrants or the Series 2 warrants issued in the offering. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership.  The Series 1 and Series 2 warrants that accompany the pre-funded warrants have an additional provision, if certain beneficial ownership limitations are met, entitling the holder thereof to purchase a pre-funded warrant rather than a share of common stock at the warrant exercise price less the exercise price of the pre-funded warrant purchased. The price to the public in the offering was $6.25 per share of common stock and accompanying warrants, or in the case of pre-funded warrants, $6.249 per pre-funded warrant and accompanying warrants. The December 2020 Public Offering resulted in approximately $79.5 million of net proceeds to the Company after deducting the underwriting discount and offering expenses. In June 2021, 360,134 of the December 2020 Series 1 public offering warrants were exercised for proceeds of $2.6 million.

On December 21, 2021, the Board of Directors approved a modified exercise price of $6.25 per common share for up to 6,100,000 of the Series 1 warrants.  5,980,800 of the Series 1 warrants were repriced at $6.25 per common share and 3,370,800 were exercised for gross proceeds of $21.1 million which was received by the Company in December 2021.  Of the 3,370,800 warrants exercised by the warrant holders, 2,390,000 warrants were held by 5% beneficial owners of the Company for gross proceeds of $14.9 million.  The 3,370,800 Series 1 warrants were ultimately fair valued with the resulting change in fair value recognized in earnings.  The resulting fair value of the 3,370,800 was $1.9 million and the Company recognized the change in fair value in earnings of $1.4 million.  On the settlement date, the contractual liability value of $1.9 million for the 3,370,800 Series 1 warrants was derecognized and included in additional paid in capital as part of the settlement.  The remaining Series 1 warrants expired unexercised on December 21, 2021 and the remaining liability balance was derecognized.

On November 24, 2021, an investor provided a conversion notice of 160,000 shares for gross proceeds to the Company of $1.2 million which was received in November 2021.  As a result, the 160,000 Series 1 warrants were fair valued with the resulting change in fair value recognized in earnings.  The resulting fair value of the 160,000 Series 1 warrants was $0.1 million and the Company recognized the change in fair value in earnings of $0.1 million.  On the settlement date, the contractual liability value of $0.1 million for the 160,000 Series 1 warrants was derecognized and included in additional paid in capital as part of the settlement.

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

On November 26, 2021, the Board of Directors approved a modified exercise price of $6.50 per common share for 1,111,111 of the warrants issued to a 5% beneficial owner and investor of the Company and no other terms of the original warrant were modified.  On November 30, 2021, the investor provided a notice to exercise 1,111,111 of 2019 Warrants for proceeds of $7.2 million which was received by the Company on December 1, 2021.  On the settlement date, the contractual liability value of $0.2 million for the 1,111,111 warrants was derecognized and included in additional paid in capital as part of the settlement.  Additionally, on December 2, 2021, the Board of Directors also approved a reduced exercise price of $6.50 per common share for 361,111, 827,777, 194,444, and 111,111 of the warrants issued to certain investors.  On December 2, 2021, one investor provided a notice to exercise 111,111 of the warrants for proceeds of $0.7 million which was received by the Company in December 2021.  As a result, the 111,111 warrants were fair valued on December 2, 2021 with the resulting change in fair value recognized in earnings.  The resulting fair value of the 111,111 warrants was $19,000 and the Company recognized the change in fair value in earnings of $18,000.  On the settlement date, the contractual liability value of $19,000 for the 111,111 warrants was derecognized and included in additional paid in capital as part of the settlement.  The remaining 2019 Warrants expired unexercised (including the 2019 Warrants that had a revised exercise price that went unexercised) on December 2, 2021 and the remaining liability balance was derecognized.

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

June 2016 Public Offering

On June 21, 2016, the Company completed a public offering (the “June 2016 Public Offering”) and sold 937,500 shares of its common stock and warrants to purchase up to 421,867 shares of the Company’s common stock.  Each purchaser received a warrant to purchase 0.45 of a share for each share purchased in the June 2016 Public Offering. There was not expected to be any trading market for the warrants. Each warrant was exercisable immediately upon issuance, will expire five years from the date of issuance, and had an exercise price of $30.0 per share.  The June 2016 Public Offering warrants expired in June 2021.

Public Offering Warrant Liabilities

The June 2016, March 2018, December 2019, and December 2020 warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying consolidated statements of operations.  The June 2016 and December 2020 Series 1 warrant liabilities are recorded as current liabilities in the accompanying consolidated balance sheet as of December 31, 2020.  During the years ended December 31, 2021 and 2020, the Company recorded a gain of $30.4 million and a loss of $5.2 million, respectively, due to the change in fair value of the warrant liabilities.  Issuance costs of $1.9 million and $1.0 million initially allocated to the December 2020 Public Offering and December 2019 Public Offering warrant liabilities, respectively, were written off upon settlement and were recognized in the loss on the fair value adjustment for the warrant liabilities for the years ended December 31, 2021 and 2020, respectively.  As of December 31, 2021, the fair value of the warrant liabilities was $18.1 million.

Common Stock Purchase Agreement

On April 10, 2020, the Company entered into the Common Stock Purchase Agreement with Aspire Capital pursuant to which the Company has the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock over the next 30 months, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.  The aggregate number of shares that the Company can sell to Aspire Capital under the Common Stock Purchase Agreement may in no case exceed 1,956,547 shares of the Company’s common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the Common Stock Purchase Agreement), including the 70,910 commitment shares (the Exchange Cap), unless either (a) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply, or (b) the average purchase price of all shares sold under the Common Stock Purchase Agreement exceeds $8.461; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.99% of the Company’s common stock.  During the year ended December 31, 2021, the Company sold 400,000 shares of its common stock under the Common Stock Purchase Agreement for gross proceeds of $2.6 million.

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

Warrant Associated with Danforth Advisors

Pursuant to a consulting agreement with Danforth Advisors (“Danforth”), the Company issued to Danforth a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $5.50 per share. The warrant will expire five years from the date of the grant and will vest ratably over 24 months from the date of grant. The warrant was classified as equity and was initially fair valued using the Black-Scholes model on the grant date.  In accordance with ASC 718, the Company recognizes consulting expense for the non-employee share-based payment over the 24 months the Company expects to receive Danforth’s services.

Warrant Associated with Solar Loan Agreement

Pursuant to a loan agreement, the Company issued to Solar a warrant to purchase an aggregate of up to 12,243 shares of the Company’s common stock at an exercise price of $36.754 per share. The warrant will expire five years from the date of the grant. The warrant was classified as equity and recorded at its relative fair value at issuance in the stockholders’ equity section of the balance sheet.  The Solar loan agreement warrant expired in September 2021.
11.	Revenue

Product Revenue, Net

Net product revenue was $1.1 million for the year ended December 31, 2021.  Products are sold primarily to wholesalers and specialty pharmacies.  Revenue is reduced from wholesaler list price at the time of recognition for expected chargebacks, rebates, discounts, incentives, and returns, which are referred to as gross to net (“GTN”) adjustments. These reductions are currently attributed to various commercial arrangements.  Chargebacks and discounts are recognized as a reduction in accounts receivable or as accrued expenses based on their nature and settled through the issuance of credits to the customer or through cash payments to the customer, respectively.  All other returns, rebates, and incentives are reflected as accrued expenses and settled through cash payments to the customer.  Three wholesalers comprised 47%, 25%, and 23% of the Company’s gross revenue for the year ended December 31, 2021.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories as of December 31, 2021 (in thousands):

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Total
Balance as of December 31, 2020	$—	$—	$—	$—
Provision related to current period revenue	720	21	2,365	3,106
Changes in estimate related to prior period revenue	—	—	—	—
Credit/payments	(471)	—	(1,255)	(1,726)
Balance as of December 31, 2021	$249	$21	$1,110	$1,380

(1)

Discounts and chargebacks include fees for wholesaler fees, prompt pay and other discounts, and chargebacks. Discounts and chargebacks are deducted from gross revenue at the time revenues are recognized and are included as a reduction in accounts receivable or as an accrued expense based on their nature on the Company’s consolidated balance sheet.

(2)	Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses on the Company’s consolidated balance sheet.
(3)

Rebates and incentives include rebates and co-pay program incentives.  Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses on the Company’s consolidated balance sheets.

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

The Company evaluated the Agreement and concluded that it was subject to ASC 606 as the Company viewed the Agreement as a contract with a customer as the activities were central to its business operations.  As such, the Company assessed the terms of the Agreement and identified one performance obligation for the licenses to research, develop, manufacture and commercialize ibrexafungerp in the Territory, including the underlying know-how related to such licenses.  The Company also evaluated options for additional goods and services included in the Agreement related to (1) optional technical assistance related to development, regulatory or manufacturing activities and (2) a supply agreement for ibrexafungerp.  Such options for additional goods or services were not considered to contain material rights as pricing approximated standalone selling prices and therefore the Company concluded that such options did not represent performance obligations and will be accounted for as separate transactions if and when they occur in the future.

The Company determined that the transaction price of $12.1 million included the fixed upfront cash payment of $10.0 million, an additional amount that was payable upon the transfer of certain data related to the manufacturing license, and $1.1 million related to withholding tax obligations that Hansoh remitted on behalf of the Company.  The remaining amounts related to the successful completion of a manufacturing batch by Hansoh and potential development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of December 31, 2021.  Potential commercial milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license.  The transaction price was recorded in revenue during the year ended December 31, 2021 at a point in time upon control of the license transferring to Hansoh.  The Company will reevaluate the transaction price at the end of each reporting period as uncertain events or resolved, or as other changes in circumstances occur.

Additionally, pursuant to the Agreement, both the Company and Hansoh agreed to make reasonable efforts to account for applicable taxes, fees, duties, levies, or similar amounts imposed on net income, franchise taxes and profits arising directly or indirectly from the activities of the Agreement.  To the extent Hansoh is required by applicable laws to withhold or deduct any tax on any payment to the Company, Hansoh agreed to make certain increases on payments to the Company to ensure that the

Company receives a sum equal to what the Company would have received had there been no deduction or withholding.  As a result, the Company has recorded revenue and tax withholding expense primarily associated with the up-front payment received by the Company on a gross basis.  For the year ended December 31, 2021, the Company recognized $1.1 million in revenue and $1.1 million in income tax expense to account for the tax withholding expense primarily on the $10.0 million up-front that the Company is responsible to remit under applicable tax law.

In July 2016, the Company entered into an asset purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the asset purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized.  For the years ended December 31, 2021 and 2020, there was no revenue recognized associated with this agreement given the variable consideration associated with the sale of intellectual property to Cypralis was fully constrained as of December 31, 2021.  Additionally, in October 2014 the Company entered into a license agreement with Waterstone Pharmaceutical HK Limited (or “Waterstone”) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds.  The Company is entitled to receive potential milestones and royalties from Waterstone; however, there was no revenue recognized by the Company associated with this agreement given the variable consideration was fully constrained as of December 31, 2021.
12.	Income Taxes

The Company’s consolidated financial statements include a total tax benefit of $3.1 million and $3.1 million on loss before taxes of $36.0 million and $58.3 million for the years ended December 31, 2021 and 2020, respectively.  The income tax benefit consisted of the following (dollars in thousands):

	Years Ended December 31,
	2021	2020
Current:
U.S.	$(4,188)	$(3,148)
Non-U.S	1,100	—
Total Current	$(3,088)	$(3,148)

Reconciliations of the differences between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (dollars in thousands):

	2021		2020
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Income taxes from continuing operations at statutory rate	$(7,781)	21.0%	$(12,250)	21.0%
State income taxes	(1,144)	3.1%	(4,108)	7.0%
State effect of permanent items	(906)	2.4%	78	(0.1)%
Foreign withholding taxes	1,100	(3.0)%	—	—
Stock-based compensation	114	(0.3)%	96	(0.2)%
Deferred rate change	339	(0.9)%	—	—
Warrants issuance	(6,622)	17.9%	131	(0.2)%
Other	(489)	1.3%	206
NOL sale	214	(0.6)%	301	(0.5)%
R&D credit adjustment	—	—	2	—
Increase in valuation allowance	12,087	(32.6)%	12,396	(21.3)%
Total income tax benefit	$(3,088)	8.3%	$(3,148)	5.7%

The components of deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Noncurrent deferred tax assets (liabilities)
Accrued expenses	$1,264	$148
Stock-based compensation	2,554	2,591
Lease liability	789	935
Other	(757)	(823)
Net operating loss carryforwards	80,453	70,936
Research and development credits	6,839	5,291
Total deferred tax assets	91,142	79,078
Valuation allowances	(91,142)	(79,078)
Net deferred tax assets	$—	$—

As of December 31, 2021 and 2020, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $348.4 million and $294.4 million, respectively, and state and net operating loss carryforwards of approximately $186.3 million and $202.7 million, respectively.  Approximately $169.6 million of the federal NOLs can be carried forward to future tax years and expire at various times through 2037. The federal NOLs generated in December 31, 2021 and 2020 of approximately $55.7 million and $52.0 million, respectively, are carried forward indefinitely and do not expire.  The Company’s state and net operating loss carryforwards began to expire in 2019.  As of December 31, 2021, the Company had available federal research and development credit carryforwards of $6.6 million which begin to expire in 2022.

The New Jersey Technology Business Tax Certificate Transfer (NOL) program, administered by the New Jersey Economic Development Authority, enables approved biotechnology companies to sell their unused net operating losses (“NOLs”) and research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey (“NJ”) up to a maximum lifetime benefit of $20.0 million per business.   As of December 31, 2021, the Company has received approximately $14.0 million under the program.  In April 2020, the Company received a cash receipt of approximately $3.1 million, from the sale of its NJ state NOLs and research and development credits and recognized an income tax benefit of $3.1 million for the year ended December 31, 2020 in the statement of operations.  In April 2021 and February 2022, the Company received cash receipts of $4.1 million and $4.7 million, respectively, from the sale of its NJ state NOLS.  The Company recognized an income tax benefit of $4.1 million for the year ended December 31, 2021 in the statement of operations.

As part of the license agreement with Hansoh, the Company and Hansoh agreed to make reasonable efforts to account for applicable taxes, fees, duties, levies, or similar amounts imposed on net income, franchise taxes and profits arising directly or indirectly from the activities of the license agreement.  To the extent Hansoh is required by applicable laws to withhold or deduct any tax on any payment to the Company, Hansoh agreed to make certain increases on payments to the Company to ensure that the Company receives a sum equal to what the Company would have received had there been no deduction or withholding.  As a result, the Company has recorded revenue and tax withholding expense primarily associated with the up-front payment received by the Company on a gross basis.  For the year ended December 31, 2021, the Company recognized $1.1 million in license agreement revenue and $1.1 million in income tax expense to account for the tax withholding expense primarily on the $10.0 million up-front that the Company is responsible to remit under applicable tax law.

On December 22, 2017, the “Tax Cuts and Jobs Act” was signed into law.  The tax reform has the following effects on the Company: (1) permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, (2) allows temporary 100% expensing for certain business assets and property placed in service after September 27, 2018 and before January 1, 2023, (3) disallows NOL carrybacks but allows for the indefinite carryforward of those NOLs which applies to losses arising in tax years beginning after December 31, 2018 and, (4) limits NOL deductions for each year equal to the lesser of the available carryover or 80% of a taxpayer’s pre-NOL deduction taxable income. This applies to losses arising in tax years ending on or after December 31, 2017.  As of December 31, 2021 and 2020, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Unrecognized tax benefit—January 1	$436	$436
Additions for tax positions of current period	—	—
Additions for tax positions of prior periods	—	—
Deferred rate change	—	—
Unrecognized tax benefit—December 31	$436	$436

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

Pursuant to the terms of the 2014 Plan, on January 1, 2021 and 2020, the Company automatically added 786,547 and 389,650 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of December 31, 2021, there were 295,220 shares of common stock available for future issuance under the 2014 Plan.

2015 Inducement Plan

On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan (“2015 Plan”). The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule

5635I(4).  The 2015 Plan had an initial share reserve covering 45,000 shares of common stock.  On June 9, 2019 and April 30, 2021, the Company’s board of directors amended the 2015 Plan, and the initial share reserve for the 2015 Plan was increased from 45,000 to 90,000 and 500,000 shares of common stock, respectively.  During the years ended December 31, 2021 and 2020, there were 187,800 and 17,500 granted options of the Company’s common stock under the 2015 Plan, respectively.  As of December 31, 2021 and 2020, there were 235,000 and 14,050 shares of common stock available for future issuance under the 2015 Plan, respectively.

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

The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable rather than for use in estimating the fair value of stock options subject to vesting and transferability restrictions. Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted during 2021 and 2020 was $4.63 and $4.83 per option, respectively. The aggregate fair value of options granted during 2021 and 2020 was $4.0 million and $1.7 million, respectively. The assumptions used to estimate fair value and the resulting grant date fair values are as follows:

	Employees		Non-employee
	Years Ended December 31,		Years Ended December 31,
	2021	2020	2021	2020
Weighted average expected volatility	62.10%	64.67%	69.56%	66.55%
Weighted average risk-free interest rate	0.64%	1.18%	0.74%	0.36%
Weighted average expected term (in years)	5.15	5.97	5.79	5.50

The activity for the 2009 Plan, 2014 Plan and 2015 Plan for the years ended December 31, 2021 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2020	830,343	$21.52	7.71	$96
Granted	874,050	$7.30
Forfeited/expired	(162,267)	$7.95
Outstanding — December 31, 2021	1,542,126	$14.89	7.45	$42
Exercisable — December 31, 2021	739,332	$22.73	5.91	$11
Vested or expected to vest —December 31, 2021	1,542,126	$14.89	7.45	$42

The intrinsic values in the table above represent the total intrinsic value (the difference between the Company’s closing stock price as of December 31, 2021, and the exercise price multiplied by the number of options).

The total fair value of shares vested for both the years ended December 31, 2021 and 2020 was $1.6 million and $1.3 million, respectively.

As of December 31, 2021, there was approximately $3.5 million of total unrecognized compensation cost related to unvested options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Restricted stock unit ("RSU") activity under the 2014 Plan and 2015 Plan for the years ended December 31, 2021, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	29,087	$9.52
Granted	130,175	$7.83
Vested	(10,335)	$10.60
Forfeited	(15,093)	$7.85
Non-vested at December 31, 2021	133,834	$7.98

The fair value of RSUs is based on the market price of the Company's common stock on the date of grant.  RSUs generally vest 25% annually over a four year period from the date of grant. Upon vesting, the RSUs are net share settled to cover the required withholding tax with the remaining shares issued to the holder.  The Company recognizes compensation expense for such awards ratably over the corresponding vesting period.  As of December 31, 2021, there was approximately $0.8 million of total unrecognized compensation cost related to unvested RSU share-based compensation.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

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

During the years ended December 31, 2021 and 2020, the Company issued 4,943 and 4,497 shares of common stock under the 2014 ESPP, respectively. During the years ended December 31, 2021 and 2020, the number of shares of common stock available for issuance under the ESPP was automatically increased by 2,941 shares.  As of December 31, 2021 and 2020, there were 3,893 and 5,895 shares of common stock available for future issuance under the 2014 ESPP, respectively.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the 2014 ESPP was $2.1 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $0 for the years ended December 31, 2021 and 2020, respectively. Cash received from options exercised was zero and $2,000 for the years ended December 31, 2021 and 2020, respectively.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying statements of operations (in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$631	$806
Selling, general and administrative	1,457	1,414
Total stock-based compensation expense	$2,088	$2,220

14.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2021 and 2020 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Cash	$310	$310	—	—
Restricted cash	218	218	—	—
Money market funds	104,187	104,187	—	—
Total assets	$104,715	$104,715	—	—

Warrant liabilities	$18,062	—	—	$18,062
Derivative liabilities	1,358	—	—	1,358
Total liabilities	$19,420	—	—	$19,420

December 31, 2020
Cash	$117	$117	—	—
Restricted cash	273	273	—	—
Money market funds	92,924	92,924	—	—
Total assets	$93,314	$93,314	—	—

Warrant liabilities	$51,156	—	—	$51,156
Derivative liability	5,954	—	—	5,954
Total liabilities	$57,110	—	—	$57,110

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.  The unobservable input for all of the Level 3 warrant liabilities includes volatility.  The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants.  At December 31, 2021, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 83.4% to 83.9% and 83.7%, respectively.  The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.  As of December 31, 2020, the expected term associated with the December 2019 Public Offering warrants was an unobservable input given that the expiration of the warrants was the earlier of (i) such date that is six months after the Company publicly announces the approval from the U.S. Food and Drug Administration for ibrexafungerp for the treatment of vulvovaginal candidiasis and (ii) June 12, 2023.  The Company utilized a probability assessment to estimate the likelihood of occurrence for the two potential expiration dates and allocated the probability of occurrence percentage to the fair values calculated based on the two potential expected terms.  The weighted average expected term was 1.2 years as of December 31, 2020 for the December 2019 Public Offering warrants with a range of 0.9 to 2.5 years.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates.  This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, historical volatility, credit rating, market credit spread, and estimated effective yield.  The unobservable inputs associated with the Level 3 derivative liabilities are adjusted equity volatility, market credit spread, and estimated yield.  As of December 31, 2021, these inputs were 65.9%, 1,395 basis points, and 15.0%, respectively.  The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method.  The discount for lack of marketability, 6.7% as of December 31, 2021, is applied to the value of the March 2019 Notes.  The residual difference represents the fair value of the embedded derivative liabilities and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – January 1, 2021	$51,156
Loan agreement warrants	362
Gain adjustment to fair value	(30,365)
Settlement for December 2020 Public Offering - Series 1 warrant exercises	(2,841)
Settlement for December 2019 Public Offering warrant exercises	(250)
Balance – December 31, 2021	$18,062

Derivative Liabilities
Balance – January 1, 2021	$5,954
Adjustment for conversion of April 2020 Notes	(3,426)
Gain adjustment to fair value	(1,170)
Balance – December 31, 2021	$1,358

15.	Employee Benefit Plan

The Company has a 401(k) retirement plan, which covers all U.S. employees scheduled for and working more than 20 hours per week. The Company may provide a discretionary match with a maximum amount of 50% of the first 6% of eligible participant’s compensation, which vests ratably over four years. Contributions under the plan were approximately $0.3 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.
16.	Subsequent Events

Pursuant to the terms of the 2014 Plan (see Note 13), on January 1, 2022, the Company automatically added 1,148,213 shares to the total number shares of common stock available for future issuance under the 2014 Plan.  Pursuant to the terms of the 2014 ESPP (see Note 13), on January 1, 2022, the Company automatically added 2,941 shares to the total number shares of common stock available for future issuance under the 2014 ESPP.

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

As of December 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Executive Officers of the Company,” “Proposal 1 − Election of Directors,” “Information Regarding the Board and Its Committees,” “Nominating and Corporate Governance Committee,” “Delinquent Section Reports,” (if required) and “Code of Business Conduct and Ethics.”

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

10.11*

SCYNEXIS, Inc. Amended and Restated 2015 Inducement Award Plan, as amended and restated. (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 16, 2021, SEC File No. 001-36365, and incorporated by reference here).

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

10.31#

Exclusive License and Collaboration Agreement, made as of February 11, 2021, by and between SCYNEXIS, Inc., Hansoh (Shanghai) Health Technology Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Limited (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on May 17, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.32#

Master Services Agreement, effective as of February 4, 2021, by and between SCYNEXIS, Inc. and Amplity, Inc. (Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on May 17, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.33

Loan and Security Agreement, dated May 13, 2021, among the Company, Hercules Capital Inc., and Silicon Valley Bank (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on August 16, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.34#	Non-employee Director Compensation Policy (Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on August 16, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.35#

Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2014 Equity Incentive Plan (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on February 8, 2022, SEC File No. 001-36365, and incorporated by reference here).

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (see Signature page).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Portions of this exhibit have been omitted (a) pursuant to a request for confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission or (b) because it is both (i) not material and (ii) is the type of information that SCYNEXIS, Inc. treats as private or confidential.

* Designates management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	March 28, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marco Taglietti and Scott Sukenick, as his true and lawful attorney-in-fact and agent, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marco Taglietti, M.D.	Chief Executive Officer	March 28, 2022
Marco Taglietti, M.D.	(Principal Executive Officer)

/s/ Lawrence R. Hoffman	Interim Chief Financial Officer	March 28, 2022
Lawrence R. Hoffman	(Principal Financial and Accounting Officer)

/s/ Guy Macdonald	Director	March 28, 2022
Guy Macdonald

/s/ David Hastings	Director	March 28, 2022
David Hastings

/s/ Steven C. Gilman, Ph.D.	Director	March 28, 2022
Steven C. Gilman, Ph.D.

/s/ Ann F. Hanham, Ph.D.	Director	March 28, 2022
Ann F. Hanham, Ph.D.

/s/ Armando Anido	Director	March 28, 2022
Armando Anido

/s/ Brian Philippe Tinmouth	Director	March 28, 2022
Brian Philippe Tinmouth