Form 10-K/A
period 2021-12-31
SCYNEXIS INC
filed 2022-05-02
CIK 1178253

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

As of March 1, 2022, there were 28,943,038 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

None.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Parsippany, New Jersey

EXPLANATORY NOTE

SCYNEXIS, Inc. (“SCYNEXIS,” “the Company,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2022. The Company is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) for the purpose of including in Part III the information that was to be incorporated by reference from its definitive proxy statement for the 2022 Annual Meeting of Stockholders. This Form 10-K/A amends and restates in their entirety Items 10 through 14 of Part III of the Form 10-K. In addition, the reference on the cover of the Form 10-K to the incorporation by reference of the Company’s definitive proxy statement into Part III of the Form 10-K is hereby amended to delete that reference. In addition, Item 15 of Part IV of the Form 10-K is amended and restated in its entirety to file new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to file our amended non-employee director compensation policy.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Our seven directors, their ages as of May 1, 2022, and their principal occupation and position currently held with SCYNEXIS, are as follows:

Name	Age	Position Held With SCYNEXIS
Armando Anido	64	Director
Steven C. Gilman, Ph.D.	69	Director
Ann F. Hanham, Ph.D.	69	Director
David Hastings	60	Director
Guy Macdonald	63	Chairman of the Board, Director
Marco Taglietti, M.D.	62	Chief Executive Officer, President and Director
Philippe Tinmouth	58	Director

Armando Anido joined our Board on January 21, 2019. Mr. Anido has served as Chairman of the board of directors and Chief Executive Officer of Zynerba Pharmaceuticals (Nasdaq: ZYNE), a publicly-traded biopharmaceutical company, since October 2014. Mr. Anido has more than 30 years of executive, operational and commercial leadership experience in the biopharmaceutical industry. Prior to Zynerba, Mr. Anido served as CEO of two publicly traded companies. Most recently, he was the CEO and a director of NuPathe Inc., a publicly-traded pharmaceutical company, which was acquired by Teva Pharmaceuticals in February 2014. At NuPathe, he led the company through FDA approval of its lead product, Zecuity®, the first transdermal patch for migraine, to pre-launch before the company's acquisition by Teva. Prior to NuPathe he served as President, CEO and a director of Auxilium Pharmaceuticals, a specialty pharmaceutical company acquired by Endo Pharmaceuticals, Inc. in January 2015. Prior to Auxilium, Mr. Anido served as Executive Vice President, Sales and Marketing, at MedImmune, and prior to that, in senior sales and marketing positions at GlaxoWellcome and Lederle Laboratories. At Lederle, he was Vice President, Anti-Infectives, responsible for the commercialization of the anti-bacterials, Suprax and Zosyn. He is currently a member of the Board of Directors of AURIS Medical Holding AG, and he previously was a member of the Board of Directors of Life Science PA, of Adolor Corporation until it was sold to Cubist Pharmaceuticals in December 2011, and of Aviragen Therapeutics, Inc. Mr. Anido earned a BS in Pharmacy and an MBA from West Virginia University. Because of Mr. Anido’s extensive executive, operational, and commercial leadership in the biopharmaceutical industry, we believe he is able to make valuable contributions to our Board of Directors.

Steven C. Gilman, Ph.D., joined our Board on February 25, 2015. Prior to his retirement in April 2019, Dr. Gilman served as the Chairman of the board of directors and President and Chief Executive Officer of ContraFect Corporation (Nasdaq: CFRX), a publicly-traded biotechnology company, since May 2015. He previously served as the Executive Vice President, Research & Development and Chief Scientific Officer at Cubist Pharmaceuticals, a publicly-traded biopharmaceutical company, until its acquisition by Merck & Co in January 2015. Prior to joining Cubist, Dr. Gilman served as chairman of the board of directors and CEO of ActivBiotics from March 2004 to October 2007. Prior to ActivBiotics, Dr. Gilman worked at Millennium Pharmaceuticals, Inc., from October 2000 to March 2004 where he held a number of senior leadership roles including Vice President and General Manager, Inflammation. Prior to Millennium, he was Group Director at Pfizer Global Research and Development. He has also held scientific, business and academic appointments at Wyeth, Cytogen Corporation, Temple Medical School and Connecticut College. Dr. Gilman currently serves on the board of directors of Vericel Corporation (Nasdaq: VCEL), Akebia Therapeutics, Inc. (Nasdaq: AKBA), and ContraFect Corporation (Nasdaq: CFRX), and previously served on the board of directors of Keryx Biopharmaceuticals, Inc. (Nasdaq: KERX) and Momenta Pharmaceuticals, Inc. (Nasdaq: MNTA). Dr. Gilman received his Ph.D. and MS degrees in microbiology from Pennsylvania State University, his post-doctoral training at Scripps Clinical and Research Foundation and received a B.A. in microbiology from Miami University of Ohio. Because of Dr. Gilman’s extensive experience in the research and development of novel compounds, including anti-infectives that address highly drug resistant and invasive pathogens, we believe he is able to make valuable contributions to our Board.

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

Guy Macdonald has served as a member of our Board since November 2014. Mr. Macdonald served as a member of the board of directors of Tetraphase Pharmaceuticals, Inc. (Nasdaq: TTPH), a publicly-traded biopharmaceutical company, from January 2008 to July 2020, in addition to serving as its President and Chief Executive Officer from January 2008 to August 2019. From August 2003 until January 2008, Mr. Macdonald served as Executive Vice President of Operations of Idenix Pharmaceuticals, Inc., a biopharmaceutical company. From 1981 to 2003 he served in various positions at Merck & Co., Inc., most recently serving as the Vice President for Anti-Infective and Hospital Products. Mr. Macdonald received an Honors Degree in biochemistry from Dundee University in Dundee, Scotland. Because of Mr. Macdonald’s extensive experience in drug development and commercialization, particularly with anti-infectives, including antifungals, we believe he is able to make valuable contributions to our Board.

Marco Taglietti, M.D., has served as a member of our Board since November 2014 and as our Chief Executive Officer since April 1, 2015. From August 2007 to August 2014 he served as Executive Vice President, Research and Development, and Chief Medical Officer of Forest Laboratories, Inc., a publicly-traded pharmaceutical company, and President of Forest Research Institute, a division of Forest Laboratories, where he was responsible for all research and development activities until August 2014, after Forest Laboratories was acquired by Actavis plc. Prior to joining Forest Laboratories, Inc. in 2007, Dr. Taglietti held the position of Senior Vice President, Head of Global Research and Development, at Stiefel Laboratories, Inc. for three years. He joined Stiefel Laboratories, Inc. after 12 years at Schering-Plough Corporation where he held positions of increasing responsibilities as Vice President, Worldwide Clinical Research for Anti-Infectives, Oncology, CNS, Endocrinology and Dermatology. Dr. Taglietti began his career at Marion Merrell Dow Research Institute. Dr. Taglietti currently serves on the board of directors of BioNJ, Inc. and Aquestive Therapeutics, Inc. (Nasdaq: AQST), and was previously a director of Delcath System, Inc. (Nasdaq: DCTH) and NephroGenex, Inc. (Nasdaq: NRX). He received his medical degree and board certifications from the University of Pavia in Italy. Because of Dr. Taglietti’s extensive experience in drug development and commercialization, including anti-infectives and antifungals, we believe he is able to make valuable contributions to our Board.

Philippe Tinmouth joined our Board on December 13, 2019. Mr. Tinmouth has served as Chief Business and Strategy Officer of Pardes Biosciences (Nasdaq: PRDS), a publicly-traded biopharmaceutical company, since November 2021. From October 2002 through his retirement in March 2020, Mr. Tinmouth served in various positions at Vertex Pharmaceuticals (Nasdaq: VRTX), a publicly traded biopharmaceutical company, most recently serving as Vice President and Head of Business Development & Alliance Management since July 2013. From 1997 to 2002, Mr. Tinmouth held various positions at Bain & Company, most recently serving as a Senior Manager in the Boston office, where he advised both Fortune 50 pharmaceutical companies and smaller biotechnology companies on growth strategies. Mr. Tinmouth has served as a mentor and advisor to biotech start-ups through both the Harvard Innovation Lab (Harvard iLab) and the Canadian Technology Accelerator. Mr. Tinmouth holds a Master's Degree in Business Administration from Harvard Business School and a Bachelor's Degree with Honors in Mechanical Engineering from Queen's University in Canada. Because of Mr. Tinmouth’s extensive business development, alliance management, and strategic leadership in the biopharmaceutical industry, we believe he is able to make valuable contributions to our Board.

In the last ten years none of our directors were executive officers of a corporation that declared bankruptcy within two years of the director being an executive officer of that corporation other than Mr. Hastings, who was an executive officer of Unilife Corporation when it filed for voluntary bankruptcy in April 2017. There are no family relationships among our directors and executive officers.

Executive Officers

The following table sets forth information regarding our executive officers as of May 1, 2022:

Name	Age	Position
Marco Taglietti, M.D.	62	Chief Executive Officer, President and Director
David Angulo, M.D.	57	Chief Medical Officer
Scott Sukenick	44	General Counsel
Christine Coyne	53	Chief Commercial Officer
Larry Hoffman	67	Interim Chief Financial Officer

Dr. Taglietti’s biography is included above under “Directors of the Registrant.”

David Angulo, M.D., has served as our Chief Medical Officer since June 2015. From October 2010 to May 2015 he served as Vice President, Research and Development of Brickell Biotech, Inc. a privately-held pharmaceutical company, where he was responsible for defining and executing the overall drug development strategy for all products. Prior to joining Brickell, Dr. Angulo held various senior positions at Stiefel Laboratories, Inc., a GSK company, including head of the clinical and medical departments from April 2006 to October 2010. From 1998 to 2006, Dr. Angulo was also responsible for several development programs in the anti-infective area at Schering-Plough Research Institute and was an infectious disease physician in a pediatric hospital. He received his medical degree from the Universidad de Guadalajara, Mexico, and has post-graduate degrees in pediatrics and infectious diseases.

Scott Sukenick has served as our General Counsel since November 2017. Prior to joining SCYNEXIS, Mr. Sukenick was a Senior Associate at the law firm Cooley LLP from October 2012 to November 2017, where he focused on life sciences litigation and strategic intellectual property management. From September 2010 to October 2012, he worked at Patterson Belknap Webb & Tyler LLP, where he primarily represented pharmaceutical and medical device companies in patent litigation. He started his career and worked at Simpson Thacher & Bartlett LLP from September 2006 to September 2010, where his practice focused on complex commercial litigation and intellectual property transactional matters. Mr. Sukenick is a registered patent attorney. He obtained a B.S. in Biology and a B.A. in Chemistry from Duke University and a J.D. from Harvard University.

Christine Coyne has served as our Chief Commercial Officer since May 2021. Prior to joining SCYNEXIS, Ms. Coyne served as Senior Vice President, Commercial from March 2020 to May 2021 and Vice President of Marketing from July 2017 to March 2020 at Paratek Pharmaceuticals (Nasdaq: PRTK), where she was instrumental in launching the company’s first product. Prior to that, Christine led marketing and sales teams in biotech and large pharma companies such as Wyeth-Ayerst Global Pharmaceuticals (now part of Pfizer (NYSE: PFE)), Endo International PLC (Nasdaq: ENDP), and Auxilium Pharmaceuticals (now part of Endo). Ms. Coyne served as Vice President of Marketing, Sales, and Operations in the United States and globally for specialty pharmaceuticals companies responsible for several approved products. Ms. Coyne holds a B.A. from West Chester University of Pennsylvania and an M.B.A from Eastern University.

Larry Hoffman has served as our Interim Chief Financial Officer since November 2021. Mr. Hoffman of Danforth Advisors, LLC, is a senior life sciences financial executive with an extensive background in finance, Contract Research Organization (CRO) leadership, drug development, Securities and Exchange Commission (SEC) reporting, clinical operations, business restructuring, contract negotiation, corporate governance and taxation. Since November 2021, Mr. Hoffman has been a member of Danforth Advisors, LLC, providing executive financial services. From February 2018 to October 2021, Mr. Hoffman served as CFO of Sermonix Pharmaceuticals, Inc., a biopharmaceutical company.  Prior to Sermonix, Mr. Hoffman worked as a consultant on a wide range of business, finance, tax, and contractual issues at Hoffman Consulting from 2012 to February 2018. He has more than 30 years of experience in financial leadership roles for private and public companies in industries including biotech, CRO and life sciences. Mr. Hoffman obtained a B.S. in Business Administration from La Salle University, a CPA license, a Master of Laws (LLM) in Taxation from the Villanova University School of Law and a Juris Doctor from Temple University.

Audit Committee

Our Audit Committee currently consists of Ann F. Hanham, Ph.D., and David Hastings, and Philippe Tinmouth, each of whom satisfies the independence requirements under the Nasdaq Global Market listing standards and Rule 10A-3(b)(1) of the

Securities Exchange Act of 1934, or the Exchange Act. Our Board has determined that Mr. Hastings is an “audit committee financial expert” within the meaning of SEC regulations. Mr. Hastings is the Chair of the Audit Committee. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with Audit Committee requirements. In arriving at this determination, our Board has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Armando Anido, Ann F. Hanham, Ph.D., and Steven C. Gilman, Ph.D., each of whom our Board has determined to be independent under the Nasdaq Global Market listing standards. The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders who demonstrate, by written documentation, satisfactory to the Nominating and Corporate Governance Committee, that such stockholders hold outstanding shares of the company. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board at an annual meeting may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 1 Evertrust Plaza, 13th Floor, Jersey City, New Jersey, 07302 no earlier than 120 days before, nor later than 90 days before, the first anniversary of the previous year’s annual meeting. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, and a description of the proposed nominee’s qualifications as a director. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

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

Summary Compensation Table

The following table provides information regarding the compensation of our principal executive officer and our other two highest paid executive officers during the years ended December 31, 2021 and 2020. We refer to these executive officers as our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Marco Taglietti, M.D. President and Chief Executive Officer	2021	569,545	—	808,299	287,000	49,373(2)	1,714,217
	2020	552,970	—	458,278	386,000	52,300	1,449,548
Christine Coyne Chief Commercial Officer	2021	254,509	97,500	521,112	135,000	25,073(3)	1,033,194
David Angulo, M.D. Chief Medical Officer	2021	461,228	—	309,055	179,900	37,292(4)	987,475
	2020	447,301	—	229,140	227,500	34,862	938,803

(1)

The amounts in this column reflect the aggregate grant date fair value of restricted stock unit awards and option awards, as applicable, granted during the fiscal year, as computed in accordance with FASB ASC Topic 718. The valuation methodologies and assumptions used in determining such amounts are described in Note 13 to our financial statements included in our Annual Report on Form 10-K as filed on March 29, 2022. The table below lists the aggregate number of shares and additional information with respect to the restricted stock unit awards and outstanding option awards held by each of our named executive officers as of December 31, 2021.

(2)

This amount represents group life insurance premiums paid by us in the amount of $7,908, a match of contributions to our 401(k) savings plan of $8,700, healthcare and disability insurance premiums paid by us of $31,793, and expenses paid by us of $972.

(3)	This amount represents group life insurance premiums paid by us in the amount of $923, healthcare and disability insurance premiums paid by us of $21,190, and expenses paid by us of $2,960.
(4)

This amount represents group life insurance premiums paid by us in the amount of $3,932, a match of contributions to our 401(k) savings plan of $8,700, and healthcare and disability insurance premiums paid by us of $21,381, and expenses paid by us of $3,279.

Our executive officers receive annual salaries, may receive annual cash performance bonuses based on a percentage of their respective annual salaries upon achievement of weighted performance goals as established by our board of directors or Compensation Committee, and equity incentive grants. Our Compensation Committee determines annual salaries, sets annual cash performance bonus targets, and determines annual cash performance bonuses to be paid, in each case based on individual and corporate performance, market data, and other information following discussion and consultation with Radford, the Compensation Committee’s independent compensation consultant. In January 2021, as part of its annual performance compensation review, the Compensation Committee awarded the following option awards to two of our named executive officers to purchase the following numbers of shares: Dr. Taglietti, 170,000 shares, and Dr. Angulo, 65,000 shares. The stock options allow these named executive officers to purchase shares of our common stock at a price equal to $7.47, the fair market value of our common stock on January 29, 2021, the date of grant. The shares subject to these stock options vest in equal monthly installments for 48 months as measured from January 29, 2021, subject to the continued employment of the named executive officer through the respective vesting date. The Compensation Committee determined these amounts based on individual and corporate performance, market data, and other information following discussion and consultation with Radford, the Compensation Committee’s independent compensation consultant. In May 2021, Ms. Coyne was hired as Chief Commercial Officer. Ms. Coyne’s compensation was established through arm’s length negotiations when she joined the company. She was granted RSUs and options in connection with joining the company.

Outstanding Equity Awards as of December 31, 2021

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

	Stock Options				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Restricted Stock Units that have not Vested(4)	Market Value of Non-Vested Restricted Stock Units that have not Vested(4)
Marco Taglietti, M.D.	936	—	$108.10	12/1/2024
	166	—	$99.60	1/1/2025
	33,000	—(2)	$87.60	3/31/2025
	18,499	—(3)	$40.50	3/31/2026
	35,999	—(3)	$30.20	1/30/2027
	35,935	1,564(3)	$16.90	2/9/2028
	49,582	20,417(3)	$13.80	2/15/2029
	43,124	46,875(3)	$8.63	1/30/2030
	38,958	131,042(3)	$7.47	1/28/2031
Christine Coyne	125,000	—(2)	$6.50	5/9/2031	15,000	$91,500
David Angulo, M.D.	12,500	—(2)	$86.50	6/3/2025
	7,000	—(3)	$40.50	3/31/2026
	13,999	—(3)	$30.20	1/30/2027
	19,165	834(3)	$16.90	2/9/2028
	10,620	4,379(3)	$13.80	2/15/2029
	21,553	23,446(3)	$8.63	1/30/2030
	14,895	50,105(3)	$7.47	1/28/2031

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

(3)	2.08% of the shares subject to this option vest monthly for 48 months as measured from the date of grant.
(4)	25% of the shares subject to these restricted stock units vest annually over four years. Year-end market price is based on the December 31, 2021 Nasdaq closing price of $6.10.

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

Employment agreement with Dr. Taglietti. We entered into an employment agreement with Dr. Taglietti in February 2015 setting forth the terms of Dr. Taglietti’s employment as our Chief Executive Officer. Pursuant to the agreement, Dr. Taglietti was entitled to receive an annual salary of $480,000 (which was subsequently increased to $510,000 for 2017, $530,000 for 2018, $545,000 for 2019, $561,350 for 2020, 579,320 for 2021, and $602,500 for 2022) and is eligible to receive an annual performance bonus of up to 50% of his base salary (or such higher amount as determined by the Compensation Committee) and certain equity awards. Dr. Taglietti is entitled to certain severance payments and benefits under his employment agreement, subject to executing a release and settlement agreement in a form acceptable to us, as further described below. In April 2016, we and Dr. Taglietti amended the severance provisions of the employment agreement to avoid adverse tax consequences in the event that severance was to be paid.

Employment agreement with Dr. Angulo. We entered into an employment agreement with Dr. Angulo in July 2015 setting forth the terms of Dr. Angulo’s employment as our Chief Medical Officer. Pursuant to the agreement, Dr. Angulo was entitled to receive an annual salary of $390,000 (which was subsequently increased to $413,800 for 2017, $426,300 for 2018, $439,100 for 2019, $452,280 for 2020, $466,760 for 2021, and $485,440 for 2022) and is eligible to receive an annual performance bonus of up to 35% of his base salary and certain stock options. Dr. Angulo is entitled to certain severance payments and benefits under his employment agreement, subject to executing a release and settlement agreement in a form acceptable to us, as further described below. In April 2016, we and Dr. Angulo amended the severance provisions of the employment agreement to avoid adverse tax consequences in the event that severance was to be paid.

Employment agreement with Ms. Coyne. We entered into an employment agreement with Ms. Coyne in May 2021 setting forth the terms of Ms. Coyne’s employment as our Chief Commercial Officer. Pursuant to the agreement, Ms. Coyne was entitled to receive an annual salary of $395,000 (which was subsequently increased to $405,870 for 2022) and is eligible to receive an annual performance bonus of up to 40% of her base salary and certain stock options. Ms. Coyne is entitled to certain severance payments and benefits under her employment agreement, subject to executing a release and settlement agreement in a form acceptable to us, as further described below.

Change in Control Severance Benefits

Dr. Taglietti, Dr. Angulo, and Ms. Coyne are entitled to certain severance payments and benefits under their respective employment agreements, subject to the applicable executive officer executing a release and settlement agreement in a form acceptable to us.

In the event of a termination without “just cause” by us or an executive officer’s resignation for “good reason” at any time other than during the twelve month period following a “change in control,” the executive officer is eligible to receive the following payments and benefits:

•

in the case of Dr. Angulo and Ms. Coyne, a cash amount equal to six months of the applicable executive officer’s then current base salary, which will be paid over six months, commencing with the first payroll period following the effective date of their release, and in the case of Dr. Taglietti, a cash amount equal to twelve months of his then current base salary, which will be paid out in a lump sum on the 60th day following his termination date;

•

the vesting and exercisability of all outstanding options to purchase our common stock held by an eligible executive officer will be accelerated, and any repurchase rights held by us with respect to our common stock issued or issuable pursuant to any other stock award granted to such executive officer will lapse, with respect to the same number of shares as if the executive officer had continued employment for an additional six months in the case of Dr. Angulo and Ms. Coyne, and twelve months in the case of Dr. Taglietti; and

•

if the executive officer elects COBRA coverage and timely pays their portion of the applicable premiums, payment of the same percentage of the COBRA premiums for continued medical, dental, and vision group health coverage as we paid prior to the executive officer’s termination, until the earlier of (a) six months in the case of Dr. Angulo and Ms. Coyne, and twelve months in the case of Dr. Taglietti, (b) such time as the executive officer becomes enrolled in the group health insurance plan of another employer or (c) the executive officer becomes entitled to Medicare after the COBRA election.

In the event of a termination without “just cause” by us or an executive officer’s resignation for “good reason” at any time during the period that is within twelve months following a “change in control,” the executive officer is eligible to receive the following payments and benefits:

•

in the case of Dr. Angulo and Ms. Coyne, a cash amount equal to 12 months of the applicable executive officer’s then current base salary, which will be paid over 12 months, commencing with the first payroll period following the effective date of their release and settlement agreement, and in the case of Dr. Taglietti, a cash amount equal to 24 months of his then current base salary, which will be paid out in a lump sum on the 60th day following his termination date;

•

the vesting and exercisability of all outstanding options to purchase our common stock held by the executive officer will be accelerated in full, and any repurchase rights held by us respect to our common stock issued or issuable pursuant to any other stock award granted to such executive officer will lapse; and

•

payment of the same percentage of the COBRA premiums for continued medical, dental, and vision group health coverage as we paid prior to the executive officer’s termination, until the earlier of (a) 12 months in the case of Dr. Angulo and Ms. Coyne, and 24 months in the case of Dr. Taglietti, (b) such time as the executive officer becomes enrolled in the group health insurance plan of another employer or (c) the executive officer becomes entitled to Medicare after the COBRA election.

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

Director Compensation

The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	Option Award(s)(1)	Total
Armando Anido	$49,500	$42,741(5)	$92,241
Steven C. Gilman, Ph.D.	56,750	42,741	99,491
Ann F. Hanham, Ph.D.	55,500	42,741	98,241
David Hastings	55,000	42,741	97,741
Guy Macdonald	75,500	42,741	118,241
Philippe Tinmouth	$45,750	$42,741	$88,491

(1)

The amounts in this column reflect the aggregate grant date fair value of the one option award to purchase 10,000 shares of our common stock granted to each director during the fiscal year, as computed in accordance with FASB ASC Topic 718. The valuation methodologies and assumptions used in determining such amounts are described in Note 13 to our financial statements included in this Annual Report on Form 10-K. The table below lists the aggregate number of shares and additional information with respect to the outstanding option awards held by each of our non-employee directors as of December 31, 2021.

Information regarding Dr. Taglietti, our Chief Executive Officer, is set forth under “Executive Compensation” above.

The following table sets forth information regarding the number of shares of our common stock subject to outstanding options held by our non-employee directors as of December 31, 2021.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2021
Armando Anido	27,000
Steven C. Gilman, Ph.D.	29,661
Ann F. Hanham, Ph.D.	28,529
David Hastings	27,747
Guy Macdonald	43,571
Philippe Tinmouth	22,500

Our non-employee directors are compensated in accordance with the following policy:

Each non-employee director receives an annual base cash retainer of $40,000 for such service, to be paid quarterly. In addition, the chairman of the Board receives an additional annual base cash retainer of $35,000 (prior to January 2022, $30,000), to be paid quarterly.

In addition, each member of a committee receives compensation for service on a committee as follows:

a.

The chairperson of the Audit Committee receives an annual cash retainer of $18,000 (prior to January 2022, $15,000) for this service, paid quarterly, and each of the other members of the Audit Committee receives an annual cash retainer of $9,000 (prior to January 2022, $7,500), paid quarterly.

b.

The chairperson of the Compensation Committee receives an annual cash retainer of $15,000 (prior to January 2022, $11,000) for this service, paid quarterly, and each of the other members of the Compensation Committee receive an annual cash retainer of $7,500 (prior to January 2022, $5,500), paid quarterly.

c.

The chairperson of the Nominating and Corporate Governance Committee receive an annual cash retainer of $10,000 (prior to January 2022, $8,000) for this service, paid quarterly, and each of the other members of the Nominating and Corporate Governance Committee receive an annual cash retainer of $4,000 (prior to January 2022, $3,750), paid quarterly.

The Board has established our non-employee director compensation policy with respect to equity grants to provide that each year on the first business day following the company’s annual meeting of stockholders, each non-employee director will automatically be granted an option to purchase 10,000 (prior to June 2021, 5,500) shares of the company’s common stock. These annual grants will have an exercise price per share equal to the fair market value of a share of common stock on the date of grant and will vest in full on the one-year anniversary of the grant date, provided that the non-employee director is providing continuous services on the applicable vesting date. If a new board member joins the Board, the director will be granted an initial option to purchase 15,000 (prior to June 2021, 8,500) shares of the company’s common stock. Initial option grants to new board members will have an exercise price per share equal to the fair market value of a share of common stock on the date of grant and will vest over three years following the date of grant, with one-third of the options vesting on the first anniversary of the date of grant and the balance vesting equally monthly over the remaining two-year period.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022, by the following:

•	each of our directors and named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Applicable percentages are based on 29,221,158 shares outstanding on March 31, 2022 adjusted as required by rules promulgated by the SEC.

Name of Beneficial Owner	Number of Shares That Can be Acquired w/in 60 Days of March 31, 2022(1)	Number of Shares Beneficially Owned	Percentage Total
5% Stockholders:
Caxton Corporation(2)	452,975	2,210,672	7.45%
Federated Hermes, Inc.(3)	(3)	5,915,664	19.99%
Avidity Partners Management LP(4)	1,480,000	2,239,278	7.29%
AIGH Capital Management, LLC(5)	—	2,213,136	7.57%

Named Executive Officers and Directors:
Marco Taglietti, M.D.	329,260	526,328	1.78%
David Angulo, M.D.	119,420	194,501	*
Christine Coyne	39,687	97,887	*
Armando Anido	19,500	24,500	*
Steven C. Gilman, Ph.D.	21,661	25,661	*
Ann F. Hanham, Ph.D.	30,129	33,751	*
David Hastings	18,279	21,462	*
Guy Macdonald	37,571	49,571	*
Philippe Tinmouth	15,139	23,139	*
All executive officers and directors as a group (11 persons)(6)	688,974	1,105,127	3.69%

*	Less than 1% of the outstanding shares of common stock.

(1)	Reflects shares that may be acquired within 60 days of March 31, 2022, pursuant to the exercise of stock options or warrants.
(2)

The amount reported as beneficially owned in the table is based solely on a Schedule 13G/A filed with the SEC on February 14, 2022, reporting beneficial ownership as of December 31, 2021, and this number may have changed subsequent to December 31, 2021. The amount in the table that may be acquired within 60 days of March 31, 2022 is based solely on information regarding warrants held by the entity that is known to us, and the actual amount may be different as the Schedule 13G/A does not delineate between shares held and shares that may be acquired within 60 days. The percentage of shares held assumes that the shares that may be acquired within 60 days is correct and is included in the total number of shares beneficially owned; accordingly, such percentage may actually be significantly higher. Each of Caxton Corporation, CDK Associates, L.L.C., and Bruce S. Kovner have shared voting and dispositive power with respect to these shares. The principal business address for these entities is 731 Alexander Road, Building 2, Suite 500, Princeton, New Jersey 08540.

(3)

The amount reported as beneficially owned in the table is based solely on a Schedule 13G/A filed with the SEC on February 14, 2022, reporting beneficial ownership as of December 31, 2021, and this number may have changed subsequent to December 31, 2021. The amount in the table that may be acquired within 60 days of March 31, 2022 is unknown to us as the Schedule 13G/A does not delineate between shares held and shares that may be acquired within 60 days of March 31, 2022; however, Federated Hermes, Inc. (“Federated”) holds warrants sufficient to enable it to purchase shares that will result in its ownership increasing up to 19.99% of our common stock and, accordingly, we are reporting the percentage beneficial ownership as such amount. All of the outstanding voting stock of Federated is held in the Voting Shares Irrevocable Trust (the “Trust”) for which Thomas R. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”). Each of Federated and the Trust have sole voting and investment power over the shares reflected in the table, and each of the Trustees have shared voting and investment power over the shares reflected in the table. Federated, the Trust, and each of the Trustees expressly disclaim beneficial ownership of the shares reflected in the table. The principal business address for Federated, the Trust and the Trustees is 1001 Liberty Avenue, Pittsburgh, PA 15222-3779.

(4)

The amount reported as beneficially owned in the table is based solely on a Schedule 13G/A filed with the SEC on February 14, 2022, reporting beneficial ownership as of December 31, 2021, and this number may have changed subsequent to December 31, 2021. The amount in the table that may be acquired within 60 days of March 31, 2022 is based solely on information regarding warrants held by the entity that is known to us, and the actual amount may be different as the Schedule 13G/A does not delineate between shares held and shares that may be acquired within 60 days. The percentage of shares held assumes that the shares that may be acquired within 60 days is correct and is included in the total number of shares beneficially owned; accordingly, such percentage may actually be significantly higher. Each of Avidity Partners Management LP, Avidity Partners Management (GP) LLC, Avidity Capital Partners Fund (GP) LP, Avidity Capital Partners (GP) LLC, David Witzke and Michael Gregory have shared voting and investment power over these shares, and Avidity Master Fund LP has shared voting and investment power over 2,001,052 of these shares. The principal business address for these entities is 2828 N Harwood Street, Suite 1220, Dallas, Texas 75201.

(5)

Based on a Schedule 13G/A filed with the SEC on February 11, 2022, reporting beneficial ownership as of December 31, 2021, each of AIGH Capital Management, LLC and Orin Hirschman have sole voting and investment power over these shares, and AIGH Investment Partners, L.L.C. (“AIGH LLC”) holds directly a portion of these shares. The principal office and business address of AIGH Investment Partners, L.P., AIGH Investment Partners LLC, and Mr. Hirschman is: 6006 Berkeley Avenue, Baltimore, MD 21209.

(6)

Consists of shares held by each executive officer (including two executive officers who are not named executive officers) and directors as of March 31, 2022, including the shares described in footnote (1) above.

See “Item 13 – Certain Relationships and Related Transactions, and Director Independence” below for additional purchases of our securities by the entities in the table above subsequent to the effective date of the table above.

Equity Compensation Plan Information

The following table provides information with respect to all of our equity compensation plans in effect as of December 31, 2021.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	1,412,185	$13.54	299,113(2)(3)
Equity Compensation Plans not approved by security holders	263,775	$14.53	235,000(4)
Total	1,675,960	$13.70	534,113

(1)

The weighted-average exercise price includes shares issuable upon vesting of outstanding awards of restricted stock units, which have no exercise price. Excluding the shares issuable upon vesting of outstanding awards of restricted stock units, the weighted average exercise price for equity compensation plans approved by securityholders was $14.77, the weighted average exercise price for equity compensation plans not approved by securityholders was $15.48, and the total was $14.89.

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

(3)

As of December 31, 2021, a total of 3,893 shares remained available for future issuance under the SCYNEXIS, Inc. 2014 Employee Stock Purchase Plan (“2014 ESPP”). Pursuant to terms of the 2014 ESPP, the maximum number of common stock shares available under the plan will automatically increase on January 1 of each year for a period of up to ten years, commencing on January 1, 2015, and ending on (and including) January 1, 2024, in an amount equal to the lesser of (i) 0.8% of the total number of shares of capital stock outstanding on December 31 of the preceding fiscal year, and (ii) 29,411 shares of common stock. Notwithstanding the foregoing, the board of directors may act prior to the first day of any fiscal year to provide that there will be no January 1 increase in the share reserve for such fiscal year or that the increase in the share reserve for such fiscal year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares of securities to be issued upon exercise of outstanding options, warrants and rights does not include shares of common stock subject to rights outstanding under the 2014 ESPP as the number of shares to be issued pursuant to these rights is not known as of December 31, 2021.

(4)

Our board of directors adopted the 2015 Inducement Award Plan (“2015 Plan”) on March 26, 2015 and it was amended on June 9, 2019 and April 30, 2021 to increase the share reserve from 45,000 to 90,000 to 500,000 shares of our common stock. The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of SCYNEXIS, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the company within the meaning of Nasdaq Listing Rule 5635(c)(4). If a stock award granted under the 2015 Plan expires or otherwise terminates without all of the shares covered by the stock award having been issued, or is settled in cash, or shares are withheld to satisfy tax withholding obligations, then the shares of our common stock not acquired or withheld pursuant to the stock award again will become available for subsequent issuance under the 2015 Plan.

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

Certain Relationships and Related Transactions

Other than compensation arrangements for our directors and named executive officers previously described, since January 1, 2020, the following are the only transactions with our directors and named executive officers to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, executive officers, holders of more than 5% of our capital stock, or any affiliate of our directors, executive officers and holders of more than 5% of our capital stock, had or will have a direct or indirect material interest.

Participation in our April 2022 Public Offering

On April 22, 2022, we completed a public offering of our common stock and warrants pursuant to our effective shelf registration for gross proceeds of approximately $45.0 million. We sold an aggregate of (a) 3,333,333 shares of our common stock, par value $0.001 per share, (b) pre-funded warrants, in lieu of common stock, to purchase 11,666,667 shares of our common stock, par value $0.001 per share, and (c) warrants, which will accompany the common stock or pre-funded warrants, to purchase up to an aggregate of 15,000,000 shares of our common stock. The pre-funded warrants entitle the holders to purchase up to 11,666,667 shares of common stock and have an unlimited term and an exercise price of $0.001 per share. The warrants entitle the holders to purchase up to an aggregate of 15,000,000 shares of common stock and have a seven-year term and an exercise price of $3.45 per share. The warrants that accompany the pre-funded warrants have an additional provision entitling the holder thereof to purchase a pre-funded warrant rather than a share of common stock at the warrant exercise price less the exercise price of the pre-funded warrant purchased. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership. The price to the public in the offering was $3.00 per share of common stock and accompanying warrants, or in the case of pre-funded warrants, $2.999 per pre-funded warrant and accompanying warrants. The following directors, executive officers, and holders of 5% of our common stock purchased shares of our common stock and warrants in our April 2022 public offering at the public offering price:

Name of Director, Executive Officer or 5% Stockholder	Number of Shares	Number of Warrants	Number of Pre-funded Warrants	Purchase Amount
Federated Hermes, Inc.	333,250	333,250	—	$999,750
Avidity Partners Management LP	—	11,666,667	11,666,667	$34,988,334
Scott Sukenick	3,500	3,500	—	$10,500
Marco Taglietti, M.D.	75,000	75,000	—	$225,000

December 2020 Public Offering Series 1 Warrant Exercise

On December 21, 2021, the Board of Directors approved a modified exercise price of $6.25 per common share for up to 6,100,000 of the Series 1 warrants outstanding from the December 2020 public offering. With Board approval, 3,370,800 of the Series 1 warrants were exercised at the reduced price of $6.25 per common share for gross proceeds of $21.1 million which was received by us in December 2021. Of the 3,370,800 warrants exercised by the warrant holders, 1,600,000, 470,000, and 320,000 warrants were exercised by Federated Hermes, Inc., Avidity Partners Management LP, and Caxton Corporation, respectively, for gross proceeds of $10.0 million, $2.9 million, and $2.0 million, respectively.

December 2019 Public Offering Warrant Exercise

On November 26, 2021, the Board of Directors approved a modified exercise price of $6.50 per common share for 1,111,111 of the December 2019 public offering warrants issued to Federated Hermes, Inc. On November 30, 2021, Federated provided a notice to exercise 1,111,111 of the 2019 warrants for proceeds of $7.2 million which was received by us in December 2021.

Agreement with Danforth Advisors

Pursuant to a consulting agreement with Danforth Advisors (“Danforth”), we issued to Danforth in November 2021 a warrant to purchase 50,000 shares of our common stock at an exercise price of $5.50 per share and incurred $0.1 million in consulting fees in 2021. Larry Hoffman, our interim Chief Financial Officer, is providing consulting services to us pursuant to the consulting agreement with Danforth. The warrant will expire five years from the date of the grant and will vest ratably over 24 months from the date of grant. The warrant was initially fair valued at $0.2 million using the Black-Scholes model on the grant date.

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

Participation in our December 2020 Public Offering

On December 21, 2020, we completed a public offering (the “December 2020 Public Offering”) of our common stock and warrants pursuant to our effective shelf registration. We sold an aggregate of (a) 8,340,000 shares of our common stock, par value $0.001 per share, (b) pre-funded warrants, in lieu of common stock, to purchase 5,260,000 shares of our common stock, par value $0.001 per share, and (c) two series of warrants, which will accompany the common stock or pre-funded warrants, to purchase up to an aggregate of 13,600,000 shares of our common stock. The pre-funded warrants entitle the holders to purchase up to 5,260,000 shares of common stock and have an unlimited term and an exercise price of $0.001 per share. Each of the two series of warrants entitle the holders to purchase up to an aggregate of 6,800,000 shares of common stock. The price to the public in the offering was $6.25 per share of common stock and accompanying warrants, or in the case of pre-funded warrants and accompanying warrants, $6.249 per pre-funded warrant and accompanying warrants. The following directors, executive officers and holders of 5% of our common stock purchased shares of our common stock and warrants in our December 2020 Public Offering at the public offering price:

Name of Director, Executive Officer or 5% Stockholder	Number of Shares	Number of Series 1 Warrants	Number of Series 2 Warrants	Number of Prefunded Warrants	Purchase Amount
Caxton Corporation	640,000	320,000	320,000	—	$4,000,000
Federated Hermes, Inc.	—	1,600,000	1,600,000	3,200,000	$19,996,800
Avidity Partners Management LP	900,000	1,480,000	1,480,000	2,060,000	$18,497,940
Perceptive Advisors LLC	2,400,000	1,200,000	1,200,000	—	$15,000,000
Stonepine Capital Management, LLC	720,000	360,000	360,000	—	$4,500,000
David Angulo	1,600	800	800		$10,000
Armando Anido	5,000	2,500	2,500		$31,250
Eric Francois	600	300	300		$3,750
Steven C. Gilman, Ph.D.	4,000	2,000	2,000		$25,000
Ann F. Hanham, Ph.D.	3,200	1,600	1,600		$20,000
Guy Macdonald	8,000	4,000	4,000		$50,000
Scott Sukenick	1,600	800	800		$10,000
Marco Taglietti, M.D.	40,000	20,000	20,000		$250,000
Philippe Tinmouth	8,000	4,000	4,000		$50,000

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2021, and December 31, 2020, by Deloitte & Touche LLP, SCYNEXIS’s independent registered public accounting firm (in thousands).

	Fiscal 2021	Fiscal 2020
Audit Fees(1)	$948	$702
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	2	2
Total Fees	$950	$704

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

The financial statements required by this item are listed in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2	Description of Common Stock. (Filed with the SEC as Exhibit 4.2 to our Form 10-K, filed with the SEC on March 29, 2022, SEC File No. 001-36365, and incorporated by reference here).

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

10.30

Fourth Amendment to Termination and License Agreement between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. dated December 2, 2020 (Filed with the SEC as Exhibit 10.30 to our Form 10-K, filed with the SEC on March 29, 2021, SEC File No. 001-36365, and incorporated by reference here.

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

10.36**	Non-Employee Director Compensation Policy

23.1	Consent of Independent Registered Public Accounting Firm (Filed with the SEC as Exhibit 23.1 to our Form 10-K, filed with the SEC on March 29, 2022, SEC File No. 001-36365).

24.1	Power of Attorney (see Signature page).

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (Filed with the SEC as Exhibit 31.1 to our Form 10-K filed with the SEC on March 29, 2022, SEC File No. 001-36365, and incorporated by reference here).

31.2

Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) (Filed with the SEC as Exhibit 31.1 to our Form 10-K filed with the SEC on March 29, 2022, SEC File No. 001-36365, and incorporated by reference here).

31.3**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.4**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (Filed with the SEC as Exhibit 32.1 to our Form 10-K filed with the SEC on March 29, 2022, SEC File No. 001-36365, and incorporated by reference here).

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

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2022