Form 10-Q
period 2022-03-31
SCYNEXIS INC
filed 2022-05-12
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                  to

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

As of May 1, 2022, there were 32,579,491 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$95,210	$104,484
Prepaid expenses and other current assets	3,919	3,569
Accounts receivable, net	1,628	861
Inventory	1,149	463
Total current assets	101,906	109,377
Other assets	5,543	6,122
Deferred offering costs	124	150
Restricted cash	218	218
Property and equipment, net	61	113
Intangible assets, net	961	1,056
Operating lease right-of-use asset (See Note 7)	2,749	2,801
Total assets	$111,562	$119,837
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,130	$7,848
Accrued expenses	4,523	5,698
Other liabilities, current portion (See Note 6)	174	—
Warrant liabilities	40	—
Operating lease liability, current portion (See Note 7)	77	70
Total current liabilities	12,944	13,616
Other liabilities (See Note 6)	4,102	3,345
Warrant liabilities	7,921	18,062
Convertible debt and derivative liability (See Note 6)	10,817	11,607
Loan payable	33,713	28,745
Operating lease liability (See Note 6)	3,138	3,204
Total liabilities	72,635	78,579
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 29,221,158 and 28,705,334 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	32	32
Additional paid-in capital	403,825	400,705
Accumulated deficit	(364,930)	(359,479)
Total stockholders’ equity	38,927	41,258
Total liabilities and stockholders’ equity	$111,562	$119,837

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue, net	$687	$—
License agreement revenue	—	12,050
Total revenue	687	12,050
Operating expenses:
Cost of product revenues	99	—
Research and development	5,735	6,948
Selling, general and administrative	14,591	6,696
Total operating expenses	20,425	13,644
Loss from operations	(19,738)	(1,594)
Other expense (income):
Loss on extinguishment of debt	—	2,725
Amortization of debt issuance costs and discount	390	256
Interest income	(13)	(7)
Interest expense	1,059	214
Other income	(13)	—
Warrant liabilities fair value adjustment	(10,030)	(1,296)
Derivative liabilities fair value adjustment	(980)	90
Total other (income) expense	(9,587)	1,982
Loss before taxes	(10,151)	(3,576)
Income tax (benefit) expense	(4,700)	1,100
Net loss	$(5,451)	$(4,676)
Net loss per share attributable to common stockholders – basic
Net loss per share – basic	$(0.17)	$(0.18)
Net loss per share attributable to common stockholders – diluted
Net loss per share – diluted	$(0.18)	$(0.23)
Weighted average common shares outstanding – basic and diluted
Basic	32,051,228	25,802,700
Diluted	33,189,428	26,523,920

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,451)	$(4,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	27
Stock-based compensation expense	922	398
Amortization of debt issuance costs and discount	390	256
Change in fair value of warrant liabilities	(10,030)	(1,296)
Change in fair value of derivative liabilities	(980)	90
Noncash operating lease expense for right-of-use asset	52	49
Loss on extinguishment of debt	—	2,725
Changes in operating assets and liabilities:
Prepaid expenses, accounts receivable, inventory, and other	(1,429)	1,736
Accounts payable, accrued expenses, other liabilities, and other	383	(68)
Net cash used in operating activities	(15,988)	(759)
Cash flows from investing activities:
Purchase of intangible assets	(9)	(200)
Net cash used in by investing activities	(9)	(200)
Cash flows from financing activities:
Proceeds from common stock issued	2,164	—
Payments of offering costs and underwriting discounts and commissions	(451)	(62)
Proceeds from loan payable	5,000	—
Proceeds from employee stock purchase plan issuances	10	6
Repurchase of shares to satisfy tax withholdings	—	(15)
Net cash provided by (used in) financing activities	6,723	(71)
Net decrease in cash, cash equivalents, and restricted cash	(9,274)	(1,030)
Cash, cash equivalents, and restricted cash at beginning of period	104,702	93,314
Cash, cash equivalents, and restricted cash at end of period	$95,428	$92,284
Supplemental cash flow information:
Cash paid for interest	$1,099	$420
Cash received for interest	$12	$5
Noncash financing and investing activities:
Common stock issued for settlement of senior convertible notes	$—	$7,452
Purchased intangible assets included in accounts payable and accrued expenses	$—	$178
Deferred offering and issuance costs included in accounts payable and accrued expenses	$26	$—
Deferred offering costs reclassified to additional-paid-in capital	$27	$—
Reclass of warrant liability to additional paid in capital	$71	$—
Reclass of deferred asset associated with issuance of loan payable to debt discount	$206	$—

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

The Company has incurred significant losses and negative cash flows from operations since its initial public offering in May 2014 and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of $364.9 million at March 31, 2022 and limited capital resources to fund ongoing operations. These capital resources primarily comprised cash and cash equivalents of $95.2 million at March 31, 2022. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by, among other things: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; (4) its ability to commercialize BREXAFEMME and; (5) any other unanticipated material negative events or costs.  One or more of these events or costs could materially affect the Company’s liquidity.  If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan.  The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Intercompany balances and transactions are eliminated in consolidation.

New Jersey Technology Business Tax Certificate Transfer (NOL) Program

The New Jersey Technology Business Tax Certificate Transfer (NOL) program, administered by the New Jersey Economic Development Authority, enables approved biotechnology companies to sell their unused net operating losses (“NOLs”) and research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey.  For the three months ended March 31, 2022, the Company recognized a $4.7 million income tax benefit for the sale of a portion of the Company’s unused New Jersey NOLs and research and development credits.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited interim condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and judgements include: revenue recognition including gross to net estimates and the identification of performance obligations in licensing arrangements, determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimates and assumptions utilized in measuring the fair values of the warrant and derivative liabilities each reporting period.
2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2021, except as described below.

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic net loss per common share for the three months ended March 31, 2022 and 2021 was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net loss per common share for the three months ended March 31, 2022 includes the outstanding pre-funded warrants to purchase 3,200,000 shares of common stock issued in the December 2020 Public Offering.  Diluted net loss per common share for the three months ended March 31, 2022 and 2021 was determined as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,451)	$(4,676)
Dilutive effect of warrant liability	—	(1,323)
Dilutive effect of convertible debt	(584)	—
Net loss allocated to common shares	$(6,035)	$(5,999)

Weighted average common shares outstanding – basic	32,051,228	25,802,700
Dilutive effect of warrant liability	—	721,220
Dilutive effect of convertible debt	1,138,200	—
Weighted average common shares outstanding – diluted	33,189,428	26,523,920

Net loss per share – diluted	$(0.18)	$(0.23)

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021, as the result would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Outstanding stock options	2,050,094	1,371,606
Outstanding restricted stock units	981,841	96,974
Warrants to purchase common stock associated with June 2016 public offering	—	421,867
Warrants to purchase common stock associated with March 2018 public offering – Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2019 Public Offering	—	4,472,205
Warrants to purchase common stock associated with December 2020 Public Offering - Series 2	6,800,000	6,800,000
Warrants to purchase common stock associated with Loan Agreement	198,819	—
Warrants to purchase common stock associated with Solar loan agreement	—	12,243
Common stock associated with March 2019 Notes	—	1,138,200
Warrants to purchase common stock associated with Danforth	50,000	—
Total	10,879,564	15,111,905

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In November

2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which revised the effective dates for ASU 2016-13 for public business entities that meet the SEC definition of a smaller reporting company to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted.  As a smaller reporting company, the Company is currently evaluating the impact ASU 2016-13 will have on its unaudited interim condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in and Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 reduce the number of accounting models for convertible debt instruments and revises certain guidance relating to the derivative scope exception and earnings per share.  The amendments in ASU 2020-06 are effective for public business entities that meet the definition of a SEC filer and a smaller reporting company for fiscal years beginning after December 15, 2023, and interim periods within those years.  As a smaller reporting company, the Company is currently evaluating the impact ASU 2020-06 will have on its unaudited interim condensed consolidated financial statements.

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid research and development services	$753	$247
Prepaid insurance	206	505
Other prepaid expenses	2,956	2,813
Other current assets	4	4
Total prepaid expenses and other current assets	$3,919	$3,569

4.	Inventory

Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$5,486	$5,162
Work in process	3	3
Finished goods	115	127
Total inventory	$5,604	$5,292

As of March 31, 2022 and December 31, 2021, the Company’s inventory consisted of $4.5 million and $4.8 million, respectively, of raw material that is not expected to be sold in one year and is classified as long term within other assets on the unaudited interim condensed consolidated balance sheet.
5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development expenses	$1,210	$1,498
Accrued employee bonus compensation	505	2,012
Other accrued expenses	1,893	1,352
Accrued co-pay rebates	915	836
Total accrued expenses	$4,523	$5,698

6.	Borrowings

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

Under the terms of the Loan Agreement, the Company received an initial tranche of $20.0 million from the Lenders on the Closing Date. The second tranche of the Term Loan, consisting of up to an additional $10.0 million, became available to the Company upon receipt of approval from the FDA of ibrexafungerp for the treatment of vaginal yeast infections (the “First Performance Milestone”) and was fully funded in June 2021.  The third tranche of the Term Loan, consisting of an additional $5.0 million, became available to the Company upon (a) the First Performance Milestone and (b) the achievement of the primary endpoint from the Phase 3 study of ibrexafungerp in patients with recurrent vulvovaginal candidiasis, and was fully funded in March 2022. The fourth tranche of the Term Loan, consisting of up to an additional $25.0 million, will be available to the Company from January 1, 2022 through December 31, 2023 in $5.0 million increments, subject to certain terms and conditions, including in maintaining a ratio of total outstanding Term Loan principal to net product revenues for BREXAFEMME below a certain specified level for a given draw period.  The Company estimated the fair value of the loan payable using a credit spread valuation model and Level 3 inputs which included an implied secured spread, risk free rate, and secured yield of 9.63%, 2.44%, and 12.07%, respectively.  At March 31, 2022 and December 31, 2021, the fair value of the loan payable is $33.1 million and $29.2 million, respectively.

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

Future principal debt payments on the currently outstanding loan payable as of March 31, 2022 are as follows (in thousands):

2021	$—
2022	—
2023	—
2024	23,874
2025	11,126
Total principal payments	35,000
Final fee due at maturity	1,383
Total principal and final fee payment	36,383
Unamortized discount and debt issuance costs	(2,670)
Less current portion	—
Loan payable, long term	$33,713

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

As of March 31, 2022 and December 31, 2021, the Company’s March 2019 Notes consists of the convertible debt balance of $10.4 million and $10.2 million, presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.3 million, and the bifurcated embedded conversion option derivative liability of $0.4 million and $1.4 million, respectively.  In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock.  The convertible debt and derivative liability associated with the March 2019 Notes are presented in total on the accompanying unaudited condensed consolidated balance sheets as the convertible debt and derivative liability.  The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense.  For the three months ended March 31, 2022 and 2021, the Company recognized gains of $1.0 million and $42,000, respectively, on the fair value adjustment for the derivative liability.  For the three months ended March 31, 2022 and 2021, the Company recognized $0.2 million and $0.3 million, respectively, in amortization of debt issuance costs and discount related to the March 2019 Notes.

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At March 31, 2022 and December 31, 2021, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $10.9 million and $12.3 million, respectively.

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

Other Liabilities

In February 2021, the Company partnered with Amplity Inc. (“Amplity”) for the commercial launch of ibrexafungerp for the treatment of VVC.  Under the terms of the 5-year agreement, the Company will utilize Amplity’s commercial execution expertise and resources for sales force, remote engagement, training, market access and select operations services.  The Company will maintain full ownership of ibrexafungerp and control of all strategic aspects of the launch. Amplity is deferring a portion of its direct service fees (“Deferred Fees”) in the first two years (2021 and 2022), up to a cap, which the Company will repay over three years starting in 2023.  As of March 31, 2022 and December 31, 2021, Deferred Fees of $4.1 million and $3.3 million, respectively, are recognized as long term other liabilities in the unaudited interim condensed consolidated balance sheet and represent a debt obligation.

The Deferred Fees will accrue until the earlier of (i) the cap is reached or (ii) December 31, 2022. The Deferred Fees will accrue interest at annual rate of 12.75% and will be compounded quarterly, at the end of each quarter.  Interest expense is recognized using the effective interest method.  The Company will repay the Deferred Fees plus accrued interest in quarterly installments at the end of each calendar quarter beginning in 2023. The total amount of Deferred Fees plus accrued interest as of December 31, 2022, will serve as the basis for repayment (the “Repayment Basis”), which shall be repaid in equal installments at the end of a given quarter calculated as follows: 15% of the Repayment Basis will be repaid in 2023; 50% of the Repayment Basis will be repaid in 2024; and 35% of the Repayment Basis will be repaid in 2025.  As of March 31, 2022, the Company is obligated to repay $0.7 million in 2023, $2.1 million in 2024, and $1.5 million in 2025.

Amplity has the potential to earn a performance-based success fee (“Success Premium”) in the 2023-2025 time frame by exceeding certain revenue targets.  The Company identified the Success Premium as a derivative under ASC 815 that qualified for a scope exception given the revenue targets are considered the predominant underlying of the Success Premium.  For the three months ended March 31, 2022 and 2021, there was no expense recognized associated with the Success Premium, respectively.
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

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$166	$166
Variable lease cost	(3)	(2)
Total operating lease expense	$163	$164

Cash paid for amounts included in the measurement of operating lease liability	$174	$170

	March 31, 2022	December 31, 2021
Remaining Lease term (years)	7.34	7.59
Discount rate	15%	15%

Future minimum lease payments for the Lease as of March 31, 2022 are as follows (in thousands):

March 31, 2022
2022	$354
2023	715
2024	730
2025	744
2026	759
Thereafter	2,030
Total	$5,332

The presentations of the operating lease liability as of March 31, 2022 are as follows (in thousands):

March 31, 2022
Present value of future minimum lease payments	$3,215

Operating lease liability, current portion	$77
Operating lease liability, long-term portion	3,138
Total operating lease liability	$3,215

Difference between future minimum lease payments and discounted cash flows	$2,117

License Arrangement with Potential Future Expenditures

As of March 31, 2022, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health.  In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company.  Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

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

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 100,000,000 shares as of March 31, 2022, and December 31, 2021; 29,221,158 and 28,705,334 shares were issued and outstanding at March 31, 2022, and December 31, 2021, respectively.

The following table summarizes common stock share activity for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31, 2022
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2021	28,705,334	$32	$400,705	$(359,479)	$41,258
Net loss	—	—	—	(5,451)	(5,451)
Stock-based compensation expense	—	—	922	—	922
Common stock issued, net of expenses	487,610	—	2,135	—	2,135
Common stock issued through employee stock purchase plan	3,120	—	10	—	10
Common stock issued for vested restricted stock units	25,094	—	(18)	—	(18)
Vested Loan Agreement warrants	—	—	71		71
Balance, March 31, 2022	29,221,158	$32	$403,825	$(364,930)	$38,927

	Three Months Ended March 31, 2021
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2020	19,663,698	$20	$349,351	$(326,613)	$22,758
Net loss	—	—	—	(4,676)	(4,676)
Stock-based compensation expense	—	—	398	—	398
Common stock issued for conversion of April 2020 Notes	959,080	1	7,452	—	7,453
Common stock issued through employee stock purchase plan	2,184	—	6	—	6
Common stock issued for vested restricted stock units	675	—	(15)	—	(15)
Balance, March 31, 2021	20,625,637	$21	$357,192	$(331,289)	$25,924

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2022	December 31, 2021
Outstanding stock options	2,050,094	1,542,126
Outstanding restricted stock units	981,841	133,834
Warrants to purchase common stock associated with March 2018 Public Offering – Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2020 Public Offering - Series 2	6,800,000	6,800,000
Prefunded warrants to purchase common stock associated with December 2020 Public Offering	3,200,000	3,200,000
Warrants to purchase common stock associated with Loan Agreement	198,819	170,410
Warrant to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance under 2014 Plan (Note 9)	150,114	295,220
For possible future issuance under Employee Stock Purchase Plan	3,714	3,893
For possible future issuance under 2015 Plan (Note 9)	147,250	235,000
Total common shares reserved for future issuance	15,518,842	14,367,493

Common Stock Purchase Agreement and Sales Agreement

On April 10, 2020, the Company entered into the Common Stock Purchase Agreement with Aspire Capital pursuant to which the Company has the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock over the next 30 months, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.  The aggregate number of shares that we can sell to Aspire Capital under the Common Stock Purchase Agreement may in no case exceed 1,956,547 shares of the Company’s common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the Common Stock Purchase Agreement), including the 70,910 commitment shares (the Exchange Cap), unless either (a) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply, or (b) the average purchase price of all shares sold under the Common Stock Purchase Agreement exceeds $8.461; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.99% of the Company’s common stock.  During the three months ended March 31, 2022, the Company sold 350,000 of its common stock under the Common Stock Purchase Agreement for gross proceeds of $1.5 million and did not sell any common stock during the three months ended March 31, 2021.  During the months ended March 31, 2022, the Company sold 137,610 shares of its common stock and received net proceeds of $0.7 million, and did not sell any common stock during the three months ended March 31, 2021 under the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co. Inc.

Warrants Associated with the March 2018 and December 2020 Public Offerings

The outstanding warrants associated with the March 2018 and December 2020 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited interim condensed consolidated statements of operations.  During the three months ended March 31, 2022 and 2021, the Company recognized gains of $10.0 million and $1.3 million on the warrant liabilities fair value adjustment.  As of March 31, 2022 and December 31, 2021, the fair value of the warrant liabilities was $8.0 million and $18.1 million, respectively.

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

Upon the funding of the $10.0 million and $5.0 million for the second and third tranches in June 2021 and March 2022, respectively, the associated warrant liabilities of $0.3 million and $0.1 million, respectively, were reclassed to additional paid in capital at settlement. In June 2021 and March 2022, 56,803 and 28,409 warrants to purchase shares of the Company’s common stock were issued upon vesting of the second and third tranches, respectively.
9.	Stock-based Compensation

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan (“2014 Plan”), on January 1, 2022 and 2021, the Company automatically added 1,148,213 and 786,547 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of March 31, 2022, there were 150,114 shares of common stock available for future issuance under the 2014 Plan.

As of March 31, 2022, there were 147,250 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”).  During the three months ended March 31, 2022 and 2021, there were options to purchase 69,000 and zero shares of the Company’s common stock granted under the 2015 Plan, respectively.   On April 30, 2021, the Company’s board of directors amended the 2015 Plan, and the share reserve for the 2015 Plan was increased from 90,000 to 500,000 shares of common stock.

The activity for the Company’s 2009 Stock Option Plan, 2014 Plan, and 2015 Plan, for the three months ended March 31, 2022, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2021	1,542,126	$14.89	7.45	$42
Granted	550,500	$4.59
Forfeited/Cancelled	(42,532)	$7.44
Outstanding — March 31, 2022	2,050,094	$12.28	7.97	$—
Exercisable — March 31, 2022	793,216	$21.77	6.01	$—
Vested or expected to vest — March 31, 2022	2,050,094	$12.28	7.97	$—

Restricted stock unit (“RSU”) activity under the 2014 Plan and 2015 Plan for the three months ended March 31, 2022, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	133,834	$7.98
Granted	883,465	$5.59
Vested	(25,094)	$7.92
Forfeited	(10,364)	$7.60
Non-vested at March 31, 2022	981,841	$5.83

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

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2014 Plan and the 2015 Plan was $0.9 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.  The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for each of the three months ended March 31, 2022 and 2021.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$285	$126
Selling, general and administrative	637	272
Total	$922	$398

10.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of March 31, 2022 and December 31, 2021 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Cash	$621	$621	—	—
Restricted cash	218	218	—	—
Money market funds	94,589	94,589	—	—
Total assets	$95,428	$95,428	—	—

Warrant liabilities	$7,961	—	—	$7,961
Derivative liability	378	—	—	378
Total liabilities	$8,339	—	—	$8,339

December 31, 2021
Cash	$310	$310	—	—
Restricted cash	218	218	—	—
Money market funds	104,187	104,187	—	—
Total assets	$104,715	$104,715	—	—

Warrant liabilities	$18,062	—	—	$18,062
Derivative liabilities	1,358	—	—	1,358
Total liabilities	$19,420	—	—	$19,420

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.  The unobservable input for all of the Level 3 warrant liabilities includes volatility.  The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants.  At March 31, 2022, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 81.7% to 84.1% and 84.1%, respectively.  The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates.  This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, adjusted equity volatility, credit rating, market credit spread, and estimated effective yield.  The unobservable inputs associated with the Level 3 derivative liabilities are adjusted equity volatility, market credit spread, and estimated yield.  As of March 31, 2022, these inputs were 61.4%, 1,463 basis points, and 17.1%, respectively.  The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method.  The discount for lack of marketability, 2.9% as of March 31, 2022, is applied to the value of the March 2019 Notes.  The residual difference represents the fair value of the embedded derivative liabilities and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2021	$18,062
Loan Agreement warrants	(71)
Gain adjustment to fair value	(10,030)
Balance – March 31, 2022	$7,961

Derivative Liabilities
Balance – December 31, 2021	$1,358
Gain adjustment to fair value	(980)
Balance – March 31, 2022	$378

11.	Revenue

Product Revenue, Net

Net product revenue was $0.7 million for the three months ended March 31, 2022. Products are sold primarily to wholesalers and specialty pharmacies.  Revenue is reduced from wholesaler list price at the time of recognition for expected chargebacks, rebates, discounts, incentives, and returns, which are referred to as gross to net (“GTN”) adjustments. These reductions are currently attributed to various commercial arrangements.  Chargebacks and discounts are recognized as a reduction in accounts receivable or as accrued expenses based on their nature and settled through the issuance of credits to the customer or through cash payments to the customer, respectively.  All other returns, rebates, and incentives are reflected as accrued expenses and settled through cash payments to the customer.  Three wholesalers comprised 46%, 29%, and 21% of the Company’s gross revenue for the three months ended March 31, 2022.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories as of March 31, 2022 (in thousands):

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Total
Balance as of December 31, 2021	$249	$21	$1,110	$1,380
Provision related to current period revenue	272	10	1,092	1,374
Changes in estimate related to prior period revenue	—	—	—	—
Credit/payments	(122)	—	(1,040)	(1,162)
Balance as of March 31, 2022	$399	$31	$1,162	$1,592

(1)

Discounts and chargebacks include fees for wholesaler fees, prompt pay and other discounts, and chargebacks. Discounts and chargebacks are deducted from gross revenue at the time revenues are recognized and are included as a reduction in accounts receivable or as an accrued expense based on their nature on the Company’s unaudited interim condensed consolidated balance sheet.

(2)

Provisions for product returns are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses on the Company’s unaudited interim condensed consolidated balance sheet.

(3)

Rebates and incentives include rebates and co-pay program incentives.  Provisions for rebates and incentives are deducted from gross revenues at the time revenues are recognized and are included in accrued expenses on the Company’s unaudited interim condensed consolidated balance sheets.

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

The Company determined that the transaction price of $12.1 million included the fixed upfront cash payment of $10.0 million, an additional amount that was payable upon the transfer of certain data related to the manufacturing license, and $1.1 million related to withholding tax obligations that Hansoh remitted on behalf of the Company.  The remaining amounts related to the successful completion of a manufacturing batch by Hansoh and potential development milestones represent variable consideration as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of March 31, 2021.  Potential commercial milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license.  The transaction price was recorded in license agreement revenue during the three months ended March 31, 2021 at a point in time upon control of the license transferring to Hansoh.  The Company will reevaluate the transaction price at the end of each reporting period as uncertain events or resolved, or as other changes in circumstances occur.  For the three months ended March 31, 2022, there was no license agreement revenue recognized given the variable consideration was fully constrained as of March 31, 2022.

Additionally, pursuant to the Agreement, both the Company and Hansoh agreed to make reasonable efforts to account for applicable taxes, fees, duties, levies, or similar amounts imposed on net income, franchise taxes and profits arising directly or indirectly from the activities of the Agreement.  To the extent Hansoh is required by applicable laws to withhold or deduct any tax on any payment to the Company, Hansoh agreed to make certain increases on payments to the Company to ensure that the Company receives a sum equal to what the Company would have received had there been no deduction or withholding.  As a result, the Company has recorded revenue and tax withholding expense primarily associated with the up-front payment received by the Company on a gross basis.  For the three months ended March 31, 2021, the Company recognized $1.1 million in license agreement revenue and $1.1 million in income tax expense to account for the tax withholding expense primarily on the $10.0 million up-front that the Company is responsible to remit under applicable tax law.

In July 2016, the Company entered into an asset purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the asset purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized.  For the three months ended March 31, 2022 and 2021, there was no revenue recognized associated with this agreement given the variable consideration associated with the sale of intellectual property to Cypralis was fully constrained as of March 31, 2022 and 2021, respectively.  Additionally, in October 2014 the Company entered into a license agreement with Waterstone Pharmaceutical HK Limited (or “Waterstone”) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds.  The Company is entitled to receive potential milestones and royalties from Waterstone; however, there was no revenue recognized by the

Company associated with this agreement given the variable consideration was fully constrained as of March 31, 2022 and March 31, 2021.
12.	Subsequent Events

On April 22, 2022, the Company entered into an Equity Underwriting Agreement (the “Underwriting Agreement”) with Guggenheim Securities, LLC, as representative of the several underwriters (the “Underwriters”), relating to the offering, issuance and sale (the “Offering”) of (a) 3,333,333 shares of the Company’s common stock, par value $0.001 per share, (b) pre-funded warrants, in lieu of common stock, to purchase 11,666,667 shares of the Company’s common stock, par value $0.001 per share, and (c) warrants, which will accompany the common stock or pre-funded warrants, to purchase up to an aggregate of 15,000,000 shares of the Company’s common stock. The pre-funded warrants entitle the holders to purchase up to 11,666,667 shares of common stock and have an unlimited term and an exercise price of $0.001 per share. The warrants entitle the holders to purchase up to an aggregate of 15,000,000 shares of common stock and have a seven-year term and an exercise price of $3.45 per share. The warrants that accompany the pre-funded warrants have an additional provision entitling the holder thereof to purchase a pre-funded warrant rather than a share of common stock at the warrant exercise price less the exercise price of the pre-funded warrant purchased. There is not expected to be any trading market for the pre-funded warrants or warrants issued in the Offering. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership. The price to the public in the Offering is $3.00 per share of common stock and accompanying warrants, or in the case of pre-funded warrants, $2.999 per pre-funded warrant and accompanying warrants. Pursuant to the Underwriting Agreement, the Underwriters agreed to purchase shares of common stock and accompanying warrants from the Company at a price of $2.82 per share of common stock, and to purchase pre-funded warrants and accompanying warrants from the Company at a price of $2.81906 per pre-funded warrant, which resulted in approximately $41.9 million of net proceeds to the Company after deducting the underwriting discount and estimated offering expenses.  The shares of common stock will be listed on The Nasdaq Global Market. All of the shares, pre-funded warrants and warrants in the Offering were sold by the Company.

In addition, the Company granted to the Underwriters an option to purchase up 2,250,000 additional shares of common stock and/or warrants to purchase up to an aggregate of an additional 2,250,000 shares of common stock, in each case at their respective public offering prices, less underwriting discounts and commissions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended March 31, 2022, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2022, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.  In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

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

Ibrexafungerp, the first representative of a novel class of antifungal agents called triterpenoids, is a structurally distinct glucan synthase inhibitor and has shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus genera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyce genera. Candida and Aspergillus genera are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple in vitro, in vivo, and clinical studies. The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations to ibrexafungerp for the indications of VVC (including the prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications.  The European Medicines Agency has granted Orphan Medicinal Product designation to ibrexafungerp for IC.  These designations may provide us with additional market exclusivity and expedited regulatory paths.

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

Treatments for VVC have historically included several topical azole antifungals and oral fluconazole.  Approximately 80% of VVC sufferers will have more than one yeast infection and over a third of women may have six yeast infections or more in a lifetime. There are over 17 million prescriptions written for VVC in the U.S. annually, all of which belong to a single drug class, the azoles.  According to IQVIA data, there were approximately 970, 3,600, and 4,000 total prescriptions for BREXAFEMME written in the third quarter of 2021, the fourth quarter of 2021, and the first quarter of 2022, respectively, representing 0.04%, 0.08%, and 0.10% of market share in these respective periods. Total prescriptions have continued to grow in 2022, with 1,070, 1,328, and 1,579 total prescriptions in January 2022, February 2022, and March 2022, respectively.  BREXAFEMME was prescribed by 677, 820, and 925 health care providers in January 2022, February 2022, and March 2022, respectively, with 357 (52.7%), 447 (54.5%), and 512 (54.8%) of these prescribers, respectively, being repeat prescribers of the treatment.  We have achieved significant additional listings on national and regional formularies during the first quarter of 2022, expanding total insurance coverage of BREXAFEMME to more than 93 million commercially-insured lives, or approximately 55 percent of insured patients, up from 48 million as of September 30, 2021 and 81 million as of December 31, 2021.  A second indication is anticipated in 2022 for recurrent VVC, with the potential for peak U.S. sales combined for the treatment of VVC and recurrent VVC estimated over $400 million.

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

Ibrexafungerp Update

The CANDLE study, a Phase 3, multi-center, randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral ibrexafungerp for the prevention of recurrent VVC, for which there is no approved therapy in the U.S, was completed in April 2022.  We anticipate filing a potential supplemental NDA submission for the prevention of recurrent VVC in the second quarter of 2022, resulting in a potential approval in late 2022.

In the fourth quarter of 2021, we initiated a prospective, randomized, double-blind, global Phase 3 study to evaluate the efficacy, safety and tolerability of oral ibrexafungerp as a step-down therapy for patients with IC including candidemia following IV echinocandin therapy in the hospital compared to currently available therapies (the MARIO study).  Eligible patients with IC will receive treatment with IV echinocandin and will then be switched to either oral ibrexafungerp or a standard of care option, either oral fluconazole or best available therapy (BAT) for subjects with infections caused by fluconazole non-susceptible strains, once step-down criteria are met. Approximately 220 patients will be enrolled and randomized in the study and we anticipate enrolling the first patient by the end of the second quarter of 2022.

The primary objective of the study is to determine whether treatment of IC with IV echinocandins followed by oral ibrexafungerp is as effective as treatment with IV echinocandins followed by oral fluconazole (or BAT), the current standard of care. The primary end point of the study will be all-cause mortality at 30 days after initiation of antifungal therapy.  Approximately 35,000 cases of IC in the U.S. per year are caused by the Candida isolates that are resistant to azoles, one for which ibrexafungerp could provide a much-needed oral alternative.  We anticipate potential approval for ibrexafungerp in the treatment of IC in 2024, with the potential for peak U.S. sales estimated between $300 to $400 million.

We have continued to enroll and analyze the data of patients that have completed the treatment course in our FURI and CARES studies. In March 2022, a DRC of independent experts assessed the efficacy of oral ibrexafungerp in a fourth cohort of 39 patients from the FURI study and eight patients from the CARES study. The fourth interim analysis of the FURI study showed that antifungal activity was consistently positive across all interim analyses with oral ibrexafungerp showing a complete or partial response in 20 out of 39 patients, and eight patients with no response. On an aggregate basis, oral ibrexafungerp showed clinical benefits in 82.3% of patients (93 of 113), with 66 patients achieving a complete or partial response and 27 patients achieving a stable disease response. Of the 113 treated patients, only 13 did not respond to ibrexafungerp treatment, one patient died of an underlying condition unrelated to the treatment or fungal infection, and six patients were considered indeterminate. Analysis of the CARES study found that, on an aggregate basis, 88.9% (16 of 18) patients with invasive candidiasis and candidemia due to Candida auris experienced a clinical benefit, with 14 patents achieving a complete or partial response and two patients achieving a stable disease response. Of the 18 treated patients, one patient died of an underlying condition unrelated to the treatment or fungal infection and one patient was considered indeterminate. Oral ibrexafungerp exhibited a positive safety profile and was well-tolerated, with gastrointestinal issues cited as the most common treatment-related adverse events. There were no safety signals warranting changes to the studies.

Enrollment is ongoing in our Phase 2 SCYNERGIA study for patients with invasive aspergillosis and will continue in 2022 to enable investigators impacted by the COVID-19 pandemic additional time to secure patients for this important trial. SCYNERGIA, which is evaluating oral ibrexafungerp in combination with voriconazole for the treatment of invasive pulmonary aspergillosis, has not enrolled as rapidly as initially projected. The prioritization of hospital resources toward addressing the COVID-19 pandemic has impacted the ability of many institutions to focus on screening and enrolling patients into some clinical trials, including SCYNERGIA. With recent decreases in COVID-19 hospitalizations in some regions, we expect enrollment to accelerate over the next two quarters and anticipate top-line results in the second half of 2022.

We completed our Phase 1 randomized, double-blind, placebo-controlled single and multiple ascending dose study evaluating the safety, tolerability, and pharmacokinetics of the liposomal IV formulation of ibrexafungerp in 64 healthy subjects with treatment durations of up to seven days.  The liposomal IV formulation of ibrexafungerp was designed to optimize tolerability and address dose-limiting infusion site irritation adverse events observed with previous formulations.  Dosing began in March 2021, and the last cohort was completed in October 2021. The liposomal IV formulation of ibrexafungerp was generally well tolerated with no serious adverse events reported. The most common adverse events were mostly mild (few moderate) reactions at the infusion site. The dosing was successfully progressed until the target exposure was achieved (i.e., exposure associated with efficacy from animal models).  We have begun to scale up manufacturing to enable additional liposomal IV formulation trials.

Corporate Update

In April 2022, we entered into an Equity Underwriting Agreement (the Underwriting Agreement) with Guggenheim Securities, LLC, as representative of the several underwriters, relating to the offering, issuance and sale of (a) 3,333,333 shares of our common stock, (b) pre-funded warrants, in lieu of common stock, to purchase 11,666,667 shares of our common stock, and (c) warrants, which will accompany the common stock or pre-funded warrants, to purchase up to an aggregate of 15,000,000 shares of our common stock. We received approximately $41.9 million in net proceeds from this offering in April 2022.

In May 2021, we entered into a Loan and Security Agreement (the Loan Agreement) with Hercules Capital, Inc. (Hercules), as administrative agent and collateral agent (in such capacity, the Agent) and a lender, and Silicon Valley Bank, as a lender (SVB), for an aggregate principal amount of $60.0 million (the Term Loan).  We received $20.0 million upon closing of the Loan Agreement and $10.0 million upon the FDA approval of BREXAFEMME for oral use in patients with VVC.  In February 2022, the third tranche of our Loan Agreement became available to us upon the achievement of positive results from the Phase 3 CANDLE study of ibrexafungerp for the prevention of recurrent VVC, and we received $5.0 million in March 2022.

In February 2022, we entered into an agreement with a third party to sell a portion of our unused New Jersey NOLs and research and development credits for approximately $4.7 million.

Liquidity

We have operated as a public entity since we completed our initial public offering (IPO) of our common stock in May 2014. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, December 2020, and April 2022.  We had received an aggregate of $295.1 million in net proceeds from the issuance of our common stock and warrants in these seven offerings.  Our principal source of liquidity is cash and cash equivalents, which totaled $95.2 million as of March 31, 2022, and availability to issue up to $46.2 million and $15.3 million of our common stock under our at-the-market facility with Cantor Fitzgerald & Co. (Cantor) and Ladenburg Thalmann & Co. Inc. (Ladenburg), and common stock purchase agreement with Aspire Capital (subject to certain limitations for the common stock purchase agreement as disclosed in Note 8), respectively.  We have received $35.0 million under our Term Loan and could potentially be eligible to receive up to an additional $25.0 million, subject to certain terms and conditions.

We have incurred annual net losses since our inception, including the year ended December 31, 2021, and the three months ended March 31, 2022.  As of March 31, 2022, our accumulated deficit was $364.9 million. We anticipate that we will continue to incur losses for at least the next several years.  We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy.  Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations, and that our selling, general and administrative expenses will increase to support the ongoing commercial launch of BREXAFEMME for the VVC indication and our ongoing operations.  As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements, including under our ATM and the common stock purchase agreement with Aspire Capital.

Collaborations and Licensing Agreements

We are party to a number of licensing and collaboration agreements with partners in human health, including: (1) Merck, a pharmaceutical company, under which we exclusively licensed the rights to ibrexafungerp in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events as well as tiered royalties based on worldwide sales of ibrexafungerp when and if it is approved (in 2014, Merck assigned to us the patents related to ibrexafungerp that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (2) Hansoh, a pharmaceutical company, which we exclusively provide a license from us to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan, under which we are entitled to receive development and commercial milestones and royalties (3) R-Pharm, CJSC, or "R-Pharm," a leading supplier of hospital drugs in Russia, granting it exclusive rights in the field of human health to develop and commercialize ibrexafungerp in Russia and several non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us (this agreement is not material to our unaudited condensed consolidated balance sheets, statements of operations, or statements of cash flows); (4) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635 for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties; and (5) Cypralis Limited, or "Cypralis," a life sciences company, transferring to it certain cyclophilin inhibitor assets of ours, under which we are eligible to receive milestone payments upon the successful progression of certain Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization.

Components of Operating Results

Revenue

Revenue primarily consists of a non-refundable upfront payment received under our license agreement with Hansoh and product sales of BREXAFEMME.

Cost of Product Revenue

Cost of product revenue consists primarily of distribution, freight expenses, royalties due to Merck, and other manufacturing costs associated with BREXAFEMME.  Prior to the regulatory approval of BREXAFEMME on June 1, 2021, we expensed as research and development the costs associated with the third-party manufacture of BREXAFEMME.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation. This includes personnel in executive, finance, human resources, business development, medical affairs, marketing and commercial, and administrative support functions. Other expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for accounting, auditing, tax and legal services, consulting costs for general and administrative purposes, information systems and marketing efforts.

Other Expense (Income)

All of our other income recognized in the three months ended March 31, 2022 and 2021, consists of amortization of debt issuance costs and discount, interest income, interest expense, other income, the warrant liabilities fair value adjustment, the derivative liabilities fair value adjustment, and the loss recognized for the extinguishment of debt.

Income Tax (Benefit) Expense

All of our income tax (benefit) expense recognized in the three months ended March 31, 2022 and 2021 consists of an income tax benefit associated with the sale of our NOLs and research and development credits and tax withholding expense associated with the upfront payment received from Hansoh.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Period-to-Period Change
Revenue:
Product revenue, net	$687	$—	$687	—%
License agreement revenue	—	12,050	(12,050)	(100.0)%
Total revenue	687	12,050	(11,363)	(94.30)%
Operating expenses:
Cost of product revenues	99	—	99	—%
Research and development	5,735	6,948	(1,213)	(17.5)%
Selling, general and administrative	14,591	6,696	7,895	117.9%
Total operating expenses	20,425	13,644	6,781	49.7%
Loss from operations	(19,738)	(1,594)	(18,144)	1,138.3%
Other expense (income):
Loss on extinguishment of debt	—	2,725	(2,725)	(100.0)%
Amortization of debt issuance costs and discount	390	256	134	52.3%
Interest income	(13)	(7)	(6)	85.7%
Interest expense	1,059	214	845	394.9%
Other income	(13)	—	(13)	—%
Warrant liabilities fair value adjustment	(10,030)	(1,296)	(8,734)	673.9%
Derivative liabilities fair value adjustment	(980)	90	(1,070)	(1,188.9)%
Total other (income) expense	(9,587)	1,982	(11,569)	(583.7)%
Loss before taxes	(10,151)	(3,576)	(6,575)	183.9%
Income tax (benefit) expense	(4,700)	1,100	(5,800)	(527.3)%
Net loss	$(5,451)	$(4,676)	$(775)	16.6%

Revenue.  Revenue in the three months ended March 31, 2022 consists solely of product sales of BREXAFEMME, for which we began commercialization in the second half of 2021.  Revenue in the three months ended March 31, 2021, consists primarily of a non-refundable upfront payment received under our license agreement with Hansoh.

Cost of Product Revenue.  Cost of product revenue in the three months ended March 31, 2022 consists primarily of distribution and freight costs associated with BREXAFEMME.

Research and Development. For the three months ended March 31, 2022, research and development expenses decreased to $5.7 million compared to $6.9 million for the three months ended March 31, 2021.  The decrease of $1.2 million, or 17%, for the three months ended March 31, 2022, was primarily driven by a decrease of $1.1 million in chemistry, manufacturing, and controls (CMC) expense, a decrease of $0.1 million in regulatory expense, and a net decrease in other research and development expense of $0.3 million, offset by an increase of $0.2 million in preclinical expense and an increase of $0.1 million in clinical expense.

The $1.1 million decrease in CMC for the three months ended March 31, 2022, was primarily driven by $0.5 million in expense recognized during the three months ended March 31, 2021 for third-party drug product manufacturing.  The $0.1 million decrease in regulatory expense was primarily due to the costs incurred during the prior period for the preparation and filing of the NDA submission for BREXAFEMME. The $0.1 million increase in clinical development expense for the three months ended March 31, 2022, was primarily driven by a decrease of $0.7 million and $0.3 million in expense associated with our CANDLE Phase 3 study which was substantially completed in the current period and certain Phase 1 studies to support the NDA for BREXAFEMME in the prior period, respectively.  The decreases in expenses associated with the CANDLE Phase 3 study and the Phase 1 studies to support the NDA for BREXAFEMME were offset in part by an increase of $1.3 million in clinical expense associated with startup and ongoing costs for the MARIO study in the current period.

Selling, General & Administrative. For the three months ended March 31, 2022, selling, general and administrative expenses increased to $14.6 million from $6.7 million for the three months ended March 31, 2021. The increase of $7.9 million, or 118%, for the three months ended March 31, 2022, was primarily driven by a $5.8 million increase in commercial related expense, an increase of $0.9 million in salary related costs, an increase of $0.6 million in medical affairs expense, all primarily due to the costs recognized to support the ongoing commercialization of BREXAFEMME, and an increase of $0.4 million in professional fees.

Amortization of Debt Issuance Costs and Discount. For the three months ended March 31, 2022 and 2021, we recognized $0.4 million $0.3 million in amortization of debt issuance costs and discount.  The 2021 and 2020 debt issuance costs and discount for both the April 2020 and March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs.  The 2021 debt issuance costs and discount for the Loan Agreement comprised issuance and commitment costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement.

Interest Income. For the three months ended March 31, 2022 and 2021, we recognized $13,000 and $7,000, respectively, in interest income primarily on our money market fund.

Interest Expense. For the three months ended March 31, 2022 and 2021, we recognized $1.1 million and $0.2 million in interest expense.  The $0.9 million increase in interest expense for the three months ended March 31, 2022, was primarily driven by the outstanding loan payable associated with the Loan Agreement entered into in May 2021.

Other Income. For the three months ended March 31, 2022, we recognized $13,000 in other income primarily associated with realized gains on foreign currency transactions, for there was no corresponding amount in the three months ended March 31, 2021.

Warrant Liabilities Fair Value Adjustment.  For the three months ended March 31, 2022 and 2021, we recognized gains of $10.0 million and $1.3 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarters.

Derivative Liabilities Fair Value Adjustment.  For the three months ended March 31, 2022 and 2021, we recognized a gain of $1.0 million and a loss of $0.1 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the current quarter and an increase in the stock price in the prior quarter.

Income Tax (Benefit) Expense. For the three months ended March 31, 2022, we recognized a $4.7 million income tax benefit associated with the sale of a portion of our NOLs and research and development credits.  For the three months ended March 31, 2021, we recognized $1.1 million of tax withholding expense primarily associated with the upfront payment received from Hansoh.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2022, we have primarily funded our operations from net proceeds from equity and debt issuances and through revenue from development services. As of March 31, 2022, we had cash and cash equivalents of $95.2 million, compared to cash and cash equivalents of $104.5 million as of December 31, 2021. The decrease in our cash and cash equivalents was primarily due to our increase in selling, general and administrative expenses to support the ongoing commercial launch of BREXAFEMME and the continued development costs associated with ibrexafungerp.  Subsequent to the end of the quarter, in April 2022 we raised approximately $41.9 million in net proceeds from our public offering of our common stock and warrants.  We have incurred annual net losses since our inception, and we incurred a net loss during the three months ended March 31, 2022.  As of March 31, 2022, our accumulated deficit was $364.9 million.

We expect that we will continue to incur losses for at least the foreseeable future.  Consistent with our operating plan, we expect to incur significant research and development expenses and we expect our selling, general and administrative expenses to increase to support the ongoing commercial launch of BREXAFEMME for the treatment of vaginal yeast infections and our ongoing operations. As a result, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registrations, including the related at-the-market facility entered into on May 17, 2021 with Cantor and Ladenburg and the common stock purchase agreement entered into on April 10, 2020 with Aspire Capital.  During the three months ended March 31, 2022, we sold 137,610 and 350,000 shares of our common stock and received net proceeds of $0.7 million and $1.5 million under our at-the-market facility and common stock purchase agreement, respectively.

Cash Flows

The following table sets forth the significant sources and uses of cash for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash, cash equivalents, and restricted cash, January 1	$104,702	$93,314
Net cash used in operating activities	(15,988)	(759)
Net cash used in investing activities	(9)	(200)
Net cash provided by (used in) financing activities	6,723	(71)
Net decrease in cash, cash equivalents, and restricted cash	(9,274)	(1,030)
Cash, cash equivalents, and restricted cash, March 31	$95,428	$92,284

Operating Activities

The $15.2 million increase in net cash used in operating activities for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to the increase in selling, general and administrative expenses to support the ongoing commercial launch of BREXAFEMME and the continued development costs associated with ibrexafungerp.  In the prior comparable quarter, we received a cash receipt of $10.0 million from Hansoh, as consideration for the licenses under our agreement with Hansoh in February 2021, that offset selling, general and administrative expenses to support the commercial launch of BREXAFEMME and the continued development costs associated with ibrexafungerp and ongoing operations.  Consistent with our operating plan, we expect to incur significant research and development expenses and we expect our selling, general and administrative expenses to increase to support the ongoing commercial launch of BREXAFEMME and our ongoing operations.

Net cash used in operating activities of $16.0 million for the three months ended March 31, 2022, primarily consisted of the $5.5 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $10.0 million, the gain on change in fair value of the derivative liabilities of $1.0 million, stock-based compensation expense of $0.9 million, amortization of debt issuance costs and discount of $0.4 million, plus a net unfavorable change in operating assets and liabilities of $1.0 million. The net unfavorable change in operating assets and liabilities was due to an increase in accounts payable, accrued expenses, other liabilities and other of $0.4 million, offset by an increase in prepaid expenses, accounts receivable, inventory, and other of $1.4 million.  The $0.4 million increase in accounts payable, accrued expenses, other liabilities, and other was primarily due to the increase in accounts payable of $0.7 million and an increase of $0.9 million in other liabilities associated with the deferred fees due to Amplity, offset in part by a decrease in accrued expenses of $1.2 million primarily due to the $1.5 million decrease in accrued bonus that was paid during the current quarter.  The increase in prepaid expenses, accounts receivable, inventory, and other of $1.4 million was primarily due to the increase in accounts receivable of $0.8 million, a $0.5 million increase in prepaid research and development services, and an increase of $0.3 million in inventory.

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

Investing Activities

Net cash used in investing activities of $9,000 for the three months ended March 31, 2022, consisted solely of purchases of intangible assets.

Net cash used in investing activities of $0.2 million for the three months ended March 31, 2021, consisted solely of purchases of intangible assets.

Financing Activities

Net cash provided by financing activities of $6.7 million for the three months ended March 31, 2022, consisted primarily of the gross proceeds of $5.0 million received from the Loan Agreement and $2.2 million in gross proceeds from common stock issued under our at-the-market and common stock purchase agreements.

Net cash used in financing activities of $0.1 million for the three months ended March 31, 2021, consisted primarily of $0.1 million in payments of offering costs and underwriting discounts and commissions associated with our December 2020 public offering.

Future Funding Requirements

We have begun to generate revenue from product sales for BREXAFEMME.  However, we expect to incur significant expenses in connection with our ongoing efforts to commercialize BREXAFEMME and further other development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We anticipate that we will need substantial additional funding in connection with our continuing future operations.

Based upon our operating plan, we believe that our existing cash and cash equivalents, the net proceeds received from our April 2022 public offering, and the anticipated sales of BREXAFEMME will enable us to fund our operating requirements into the first quarter of 2024.  These funds are also sufficient to enable us to support the ongoing commercial launch of BREXAFEMME for the treatment of vaginal yeast infections.  However, we are continually evaluating our operating plan and assessing the optimal cash utilization for our ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities as we did in April 2015, June 2016, March 2018, December 2019, December 2020, and April 2022 as well as through our common stock purchase agreement with Aspire Capital, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Significant Estimates and Judgements

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

Our critical estimates and judgements are described within Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a consulting agreement with Danforth Advisors (“Danforth”), we issued in November 2021 to Danforth a warrant to purchase 50,000 shares of our common stock at an exercise price of $5.50 per share. The warrant will expire five years from the date of the grant and will vest ratably over 24 months from the date of grant.

On May 13, 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), as administrative agent and collateral agent (in such capacity, the “Agent”) and a lender, and Silicon Valley Bank, as a lender (“SVB,” and collectively with Hercules, the “Lenders”) for an aggregate principal amount of $60.0 million (the “Term Loan”). Pursuant to the Loan Agreement, the Term Loan is available to us in four tranches, subject to certain terms and conditions. In March 2022, the third tranche of the Term Loan, consisting of $5.0 million (the “Third Tranche”), was fully funded as a result of (a) the First Performance Milestone being met and (b) the achievement of the primary endpoint from the Phase 3 study of ibrexafungerp in patients with recurrent vulvovaginal candidiasis. In connection with the payment of the Third Tranche and pursuant to the Loan Agreement, in March 2022, we issued to Hercules a warrant to purchase 18,934 shares of our common stock, and to SVB a warrant to purchase 9,467 shares of our common stock, each with an exercise price of $7.04 per share and with an expiration date of March 9, 2029. The warrants were issued to Hercules and SVB in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, in that they were issued to two accredited investors.

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

4.1	Reference is made to Exhibits 3.1 through 3.3.

10.1	Employment Agreement, effective May 10, 2021, between SCYNEXIS, Inc. and Christine Coyne.

10.2

Form of Restricted Stock Unit Grant Notice and Award Agreement (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on February 8, 2022, SEC File NO. 001-36365, and incorporated by reference here).

10.3	Non-Employee Director Compensation Policy (Filed with the SEC as Exhibit 10.36 to our Form 10-K/A, filed with the SEC on May 2, 2022, SEC File No. 001-36365, and incorporated by reference here).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2022

By:	/s/ Lawrence R. Hoffman
Lawrence Hoffman
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 11, 2022