Form 10-Q
period 2022-06-30
SCYNEXIS INC
filed 2022-08-15
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2022

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

As of August 1, 2022, there were 32,651,778 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$118,691	$104,484
Prepaid expenses and other current assets	4,145	3,569
Accounts receivable, net	2,211	861
Inventory	629	463
Total current assets	125,676	109,377
Other assets	6,082	6,235
Deferred offering costs	73	150
Restricted cash	218	218
Intangible assets, net	866	1,056
Operating lease right-of-use asset (See Note 7)	2,697	2,801
Total assets	$135,612	$119,837
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,960	$7,848
Accrued expenses	5,396	5,698
Other liabilities, current portion (See Note 6)	457	—
Operating lease liability, current portion (See Note 7)	199	70
Total current liabilities	16,012	13,616
Other liabilities (See Note 6)	5,061	3,345
Warrant liabilities	21,232	18,062
Convertible debt and derivative liability (See Note 6)	10,817	11,607
Loan payable	33,939	28,745
Operating lease liability (See Note 7)	3,071	3,204
Total liabilities	90,132	78,579
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 32,596,403 and 28,705,334 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	36	32
Additional paid-in capital	423,719	400,705
Accumulated deficit	(378,275)	(359,479)
Total stockholders’ equity	45,480	41,258
Total liabilities and stockholders’ equity	$135,612	$119,837

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$1,323	$—	$2,010	$—
License agreement revenue	—	—	—	12,050
Total revenue	1,323	—	2,010	12,050
Operating expenses:
Cost of product revenues	144	—	243	—
Research and development	7,131	4,734	12,980	11,682
Selling, general and administrative	15,786	12,774	30,262	19,468
Total operating expenses	23,061	17,508	43,485	31,150
Loss from operations	(21,738)	(17,508)	(41,475)	(19,100)
Other expense (income):
Loss on extinguishment of debt	—	—	—	2,725
Amortization of debt issuance costs and discount	421	269	799	525
Interest income	(181)	(6)	(193)	(12)
Interest expense	1,231	445	2,291	659
Other income	—	(3)	(2)	(2)
Warrant liabilities fair value adjustment	(9,682)	(15,271)	(19,712)	(16,567)
Derivative liabilities fair value adjustment	(182)	(462)	(1,162)	(372)
Total other income	(8,393)	(15,028)	(17,979)	(13,044)
Loss before taxes	(13,345)	(2,480)	(23,496)	(6,056)
Income tax benefit	—	(4,138)	(4,700)	(3,038)
Net (loss) income	$(13,345)	$1,658	$(18,796)	$(3,018)
Net (loss) income per share attributable to common stockholders – basic
Net (loss) income per share – basic	$(0.31)	$0.06	$(0.50)	$(0.12)
Net loss per share attributable to common stockholders – diluted
Net loss per share – diluted	$(0.31)	$(0.22)	$(0.50)	$(0.44)
Weighted average common shares outstanding – basic and diluted
Basic	43,285,232	26,015,292	37,647,535	25,909,457
Diluted	43,285,232	26,487,973	37,647,535	26,505,808

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,796)	$(3,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301	85
Stock-based compensation expense	2,022	940
Amortization of debt issuance costs and discount	799	525
Change in fair value of warrant liabilities	(19,712)	(16,567)
Change in fair value of derivative liabilities	(1,162)	(372)
Noncash operating lease expense for right-of-use asset	104	100
Loss on extinguishment of debt	—	2,725
Changes in operating assets and liabilities:
Prepaid expenses, accounts receivable, inventory, and other	(2,248)	1,914
Accounts payable, accrued expenses, other liabilities, and other	4,123	1,214
Net cash used in operating activities	(34,569)	(12,454)
Cash flows from investing activities:
Purchase of intangible assets	(9)	(251)
Net cash used in by investing activities	(9)	(251)
Cash flows from financing activities:
Proceeds from common stock issued	47,153	3,431
Payments of offering costs and underwriting discounts and commissions	(3,352)	(78)
Proceeds from loan payable	5,000	30,000
Payments of loan payable issuance costs	(26)	(1,253)
Proceeds from employee stock purchase plan issuances	10	9
Net cash provided by financing activities	48,785	32,109
Net increase in cash, cash equivalents, and restricted cash	14,207	19,404
Cash, cash equivalents, and restricted cash at beginning of period	104,702	93,314
Cash, cash equivalents, and restricted cash at end of period	$118,909	$112,718
Supplemental cash flow information:
Cash paid for interest	$1,930	$511
Cash received for interest	$194	$11
Noncash financing and investing activities:
Common stock issued for settlement of senior convertible notes	$—	$7,452
Purchased intangible assets included in accounts payable and accrued expenses	$—	$321
Deferred offering and issuance costs included in accounts payable and accrued expenses	$286	$—
Deferred offering costs reclassified to additional-paid-in capital	$77	$—
Reclass of warrant liability to additional paid in capital	$71	$298
Reclass of deferred asset associated with issuance of loan payable to debt discount	$206	$390

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, and is pioneering innovative medicines to potentially help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug-resistant infections.  The Company is developing its lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (“IV”)/oral agent for multiple fungal indications in both the community and hospital settings. In June 2021, the U.S. Food and Drug Administration (“FDA”) approved BREXAFEMME® (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (“VVC”), also known as vaginal yeast infection, and the Company has commenced the commercialization of BREXAFEMME in the U.S.

The Company has incurred significant losses and negative cash flows from operations since its initial public offering in May 2014 and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of $378.3 million at June 30, 2022 and limited capital resources to fund ongoing operations. These capital resources primarily comprised cash and cash equivalents of $118.7 million at June 30, 2022. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by, among other things: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; (4) its ability to commercialize BREXAFEMME and; (5) any other unanticipated material negative events or costs.  One or more of these events or costs could materially affect the Company’s liquidity.  If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Intercompany balances and transactions are eliminated in consolidation.

New Jersey Technology Business Tax Certificate Transfer (NOL) Program

The New Jersey Technology Business Tax Certificate Transfer (NOL) program, administered by the New Jersey Economic Development Authority, enables approved biotechnology companies to sell their unused net operating losses (“NOLs”) and research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey.  For the six months ended June 30, 2022, the Company recognized a $4.7 million income tax benefit for the sale of a portion of the Company’s unused New Jersey NOLs and research and development credits.

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows.  The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022.

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

Basic and Diluted Net (Loss) Income per Share of Common Stock

The Company calculates net (loss) income per common share in accordance with ASC 260, Earnings Per Share. Basic net (loss) income per common share for the three and six months ended June 30, 2022 and 2021 was determined by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net (loss) income per common share for the three and six months ended June 30, 2022 includes the outstanding pre-funded warrants to purchase 11,666,667 and 3,200,000 shares of common stock issued in the April 2022 Public Offering and December 2020 public offering, respectively.  The outstanding pre-funded warrants to purchase 3,200,000 shares of common stock issued in the December 2020 public offering were included in the three and six months ended June 30, 2021.  Diluted net loss per common share for the three and six months ended June 30, 2022 and 2021 was determined as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(13,345)	$1,658	$(18,796)	$(3,018)
Dilutive effect of warrant liability	—	(7,415)	—	(8,739)
Dilutive effect of convertible debt	—	—	—	—
Net loss allocated to common shares	$(13,345)	$(5,757)	$(18,796)	$(11,757)

Weighted average common shares outstanding – basic	43,285,232	26,015,292	37,647,535	25,909,457
Dilutive effect of warrant liability	—	472,681	—	596,351
Dilutive effect of convertible debt	—	—	—	—
Weighted average common shares outstanding – diluted	43,285,232	26,487,973	37,647,535	26,505,808

Net loss per share – diluted	$(0.31)	$(0.22)	$(0.50)	$(0.44)

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021, as the result would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding stock options	2,129,002	1,607,080	2,129,002	1,607,080
Outstanding restricted stock units	1,024,929	134,774	1,024,929	134,774
Warrants to purchase common stock associated with March 2018 public offering – Series 2	798,810	798,810	798,810	798,810
Warrants to purchase common stock associated with December 2019 public offering	—	4,472,205	—	4,472,205
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000	6,800,000	6,800,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	—	15,000,000	—
Warrants to purchase common stock associated with Loan Agreement	198,819	170,410	198,819	170,410
Warrants to purchase common stock associated with Solar loan agreement	—	12,243	—	12,243
Common stock associated with March 2019 Notes	1,138,200	1,138,200	1,138,200	1,138,200
Warrants to purchase common stock associated with Danforth	50,000	—	50,000	—
Total	27,139,760	15,133,722	27,139,760	15,133,722

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which revised the effective dates for ASU 2016-13 for public business entities that meet the SEC definition of a smaller reporting company to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted.  As a smaller reporting company, the Company is currently evaluating the impact ASU 2016-13 will have on its unaudited condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in and Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 reduce the number of accounting models for convertible debt instruments and revises certain guidance relating to the derivative scope exception and earnings per share.  The amendments in ASU 2020-06 are effective for public business entities that meet the definition of a SEC filer and a smaller reporting company for fiscal years beginning after December 15, 2023, and interim periods within those years.  As a smaller reporting company, the Company is currently evaluating the impact ASU 2020-06 will have on its unaudited condensed consolidated financial statements.

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid research and development services	$498	$247
Prepaid insurance	727	505
Other prepaid expenses	2,916	2,813
Other current assets	4	4
Total prepaid expenses and other current assets	$4,145	$3,569

4.	Inventory

Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$5,495	$5,162
Work in process	20	3
Finished goods	100	127
Total inventory	$5,615	$5,292

As of June 30, 2022 and December 31, 2021, the Company’s inventory consisted of $5.0 million and $4.8 million, respectively, of raw material that is not expected to be sold in one year and is classified as long term within other assets on the unaudited condensed consolidated balance sheet.
5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development expenses	$1,118	$1,498
Accrued employee bonus compensation	1,159	2,012
Other accrued expenses	2,223	1,352
Accrued co-pay rebates	896	836
Total accrued expenses	$5,396	$5,698

6.	Borrowings

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

Under the terms of the Loan Agreement, the Company received an initial tranche of $20.0 million from the Lenders on the Closing Date. The second tranche of the Term Loan, consisting of up to an additional $10.0 million, became available to the Company upon receipt of approval from the FDA of ibrexafungerp for the treatment of vaginal yeast infections (the “First Performance Milestone”) and was fully funded in June 2021.  The third tranche of the Term Loan, consisting of an additional $5.0 million, became available to the Company upon (a) the First Performance Milestone and (b) the achievement of the primary endpoint from the Phase 3 study of ibrexafungerp in patients with recurrent vulvovaginal candidiasis, and was fully funded in March 2022. The fourth tranche of the Term Loan, consisting of up to an additional $25.0 million, will be available to the Company from January 1, 2022 through December 31, 2023 in $5.0 million increments, subject to certain terms and conditions, including in maintaining a ratio of total outstanding Term Loan principal to net product revenues for BREXAFEMME below a certain specified level for a given draw period.  The Company estimated the fair value of the loan payable as of June 30, 2022 using a credit spread valuation model and Level 3 inputs which included an implied secured spread, risk free rate, and secured yield of 10.76%, 2.97%, and 13.73%, respectively.  As of December 31, 2021, the implied secured spread, risk free rate, and secured yield were 9.30%, 1.00%, and 10.30%.  At June 30, 2022 and December 31, 2021, the fair value of the loan payable is $32.9 million and $29.2 million, respectively.

The Term Loan will mature on March 3, 2025 (the “Maturity Date”); provided that, the Maturity Date shall be automatically extended to May 1, 2025 subject to the occurrence of certain conditions set forth in the Loan Agreement. The Term Loan bears interest at a variable annual rate equal to the greater of (a) 9.05% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 5.80% (the “Interest Rate”). The Company is making payments of interest only through June 3, 2024, which is further extendable in quarterly increments until the Maturity Date, subject to continued compliance with the financial covenant of the Loan Agreement (the “interest-only period”). After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

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

Future principal debt payments on the currently outstanding loan payable as of June 30, 2022 are as follows (in thousands):

2022	—
2023	—
2024	23,874
2025	11,126
Total principal payments	35,000
Final fee due at maturity	1,383
Total principal and final fee payment	36,383
Unamortized discount and debt issuance costs	(2,444)
Less current portion	—
Loan payable, long term	$33,939

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

As of June 30, 2022 and December 31, 2021, the Company’s March 2019 Notes consists of the convertible debt balance of $10.6 million and $10.2 million, presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.3 million, and the bifurcated embedded conversion option derivative liability of $0.2 million and $1.4 million, respectively.  In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock.  The convertible debt and derivative liability associated with the March 2019 Notes are presented in total on the accompanying unaudited condensed consolidated balance sheets as the convertible debt and derivative liability.  The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense.  For the three months ended June 30, 2022 and 2021, the Company recognized gains of $0.2 million and $0.5 million, respectively, on the fair value adjustment for the derivative liability.  For the six months ended June 30, 2022 and 2021, the Company recognized gains of $1.2 million and $0.4 million, respectively, on the fair value adjustment for the derivative liability.  For both the three months ended June 30, 2022 and 2021, the Company recognized $0.2 million in amortization of debt issuance costs and discount related to the March 2019 Notes.  For the six months ended June 30, 2022 and 2021, the Company recognized $0.4 million and $0.5 million, respectively, in amortization of debt issuance costs and discount related to the March 2019 Notes.

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At June 30, 2022 and December 31, 2021, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $10.4 million and $12.3 million, respectively.

The March 2019 Notes bear interest at a rate of 6.0% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2019. The March 2019 Notes will mature on March 15, 2025, unless earlier converted, redeemed or repurchased. The March 2019 Notes constitute general, senior unsecured obligations of the Company.

Other Liabilities

In February 2021, the Company partnered with Amplity Inc. (“Amplity”) for the commercial launch of ibrexafungerp for the treatment of VVC.  Under the terms of the 5-year agreement, the Company will utilize Amplity’s commercial execution and resources for sales force, remote engagement, training, market access and select operations services.  The Company will maintain full ownership of ibrexafungerp and control of all strategic aspects of the launch. Amplity is deferring a portion of its direct service fees (“Deferred Fees”) in the first two years (2021 and 2022), up to a cap, which the Company will repay over three years starting in 2023.  As of June 30, 2022 and December 31, 2021, Deferred Fees of $5.1 million and $3.3 million, respectively, are recognized as long term other liabilities in the unaudited condensed consolidated balance sheet and represent a debt obligation.

The Deferred Fees will accrue until the earlier of (i) the cap is reached or (ii) December 31, 2022. The Deferred Fees will accrue interest at annual rate of 12.75% and will be compounded quarterly, at the end of each quarter.  Interest expense is recognized using the effective interest method.  The Company will repay the Deferred Fees plus accrued interest in quarterly installments at the end of each calendar quarter beginning in 2023. The total amount of Deferred Fees plus accrued interest as of December 31, 2022, will serve as the basis for repayment (the “Repayment Basis”), which shall be repaid in equal installments at the end of a given quarter calculated as follows: 15% of the Repayment Basis will be repaid in 2023; 50% of the Repayment Basis will be repaid in 2024; and 35% of the Repayment Basis will be repaid in 2025.  As of June 30, 2022, the Company is obligated to repay $0.9 million in 2023, $2.7 million in 2024, and $1.9 million in 2025.

Amplity has the potential to earn a performance-based success fee (“Success Premium”) in the 2023-2025 time frame by exceeding certain revenue targets.  The Company identified the Success Premium as a derivative under ASC 815 that qualified for a scope exception given the revenue targets are considered the predominant underlying of the Success Premium.  For the three and six months ended June 30, 2022 and 2021, there was no expense recognized associated with the Success Premium, respectively.
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

The following table summarizes certain quantitative information associated with the amounts recognized in the unaudited condensed consolidated financial statements for the Lease (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$166	$166	$332	$332
Variable lease cost	8	10	5	9
Total operating lease expense	$174	$176	$337	$341

Cash paid for amounts included in the measurement of operating lease liability	$58	$57	$232	$227

			June 30, 2022	December 31, 2021
Remaining Lease term (years)			7.09	7.59
Discount rate			15%	15%

Future minimum lease payments for the Lease as of June 30, 2022 are as follows (in thousands):

June 30, 2022
2022	$296
2023	715
2024	730
2025	744
2026	759
Thereafter	2,030
Total	$5,274

The presentations of the operating lease liability as of June 30, 2022 are as follows (in thousands):

June 30, 2022
Present value of future minimum lease payments	$3,270

Operating lease liability, current portion	$199
Operating lease liability, long-term portion	3,071
Total operating lease liability	$3,270

Difference between future minimum lease payments and discounted cash flows	$2,004

License Arrangement with Potential Future Expenditures

As of June 30, 2022, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health.  In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company.  Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 3 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

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

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 100,000,000 shares as of June 30, 2022, and December 31, 2021; 32,596,403 and 28,705,334 shares were issued and outstanding at June 30, 2022, and December 31, 2021, respectively.

The following table summarizes common stock share activity for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30, 2022
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2022	29,221,158	$32	$403,825	$(364,930)	$38,927
Net loss	—	—	—	(13,345)	(13,345)
Stock-based compensation expense	—	—	1,100	—	1,100
Common stock issued, net of expenses	3,358,333	4	18,794	—	18,798
Common stock issued for vested restricted stock units	16,912	—	—	—	—
Balance, June 30, 2022	32,596,403	$36	$423,719	$(378,275)	$45,480

	Three Months Ended June 30, 2021
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2021	20,625,637	$21	$357,192	$(331,289)	$25,924
Net income	—	—	—	1,658	1,658
Stock-based compensation expense	—	—	542	—	542
Common stock issued, net of expenses	2,516,802	5	3,410	—	3,415
Common stock issued for vested restricted stock units	5,113	—	15	—	15
Vested Loan Agreement warrants	—	—	766	—	766
Balance, June 30, 2021	23,147,552	$26	$361,925	$(329,631)	$32,320

	Six Months Ended June 30, 2022
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2021	28,705,334	$32	$400,705	$(359,479)	$41,258
Net loss	—	—	—	(18,796)	(18,796)
Stock-based compensation expense	—	—	2,022	—	2,022
Common stock issued through employee stock purchase plan	3,120	—	10	—	10
Common stock issued, net of expesnes	3,845,943	4	20,911	—	20,915
Common stock issued for vested restricted stock units	42,006	—	—	—	—
Vested Loan Agreement warrants	—	—	71	—	71
Balance, June 30, 2022	32,596,403	$36	$423,719	$(378,275)	$45,480

	Six Months Ended June 30, 2021
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2020	19,663,698	$20	$349,351	$(326,613)	$22,758
Net loss	—	—	—	(3,018)	(3,018)
Stock-based compensation expense	—	—	940	—	940
Common stock issued through employee stock purchase plan	2,184	—	9	—	9
Common stock issued, net of expenses	2,516,802	5	3,407	—	3,412

Common stock issued for conversion of April 2020 Notes	959,080	1	7,452	—	7,453
Common stock issued for vested restricted stock units	5,788	—	—	—	—
Vested Loan Agreement warrants	—	—	766	—	766
Balance, June 30, 2021	23,147,552	$26	$361,925	$(329,631)	$32,320

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2022	December 31, 2021
Outstanding stock options	2,129,002	1,542,126
Outstanding restricted stock units	1,024,929	133,834
Warrants to purchase common stock associated with March 2018 public offering – Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000
Prefunded warrants to purchase common stock associated with December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	—
Prefunded warrants to purchase common stock associated with April 2022 Public Offering	11,666,667	—
Warrants to purchase common stock associated with Loan Agreement	198,819	170,410
Warrant to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance under 2014 Plan (Note 9)	34,206	295,220
For possible future issuance under employee stock purchase plan	3,714	3,893
For possible future issuance under 2015 Plan (Note 9)	124,250	235,000
Total common shares reserved for future issuance	42,168,597	14,367,493

April 2022 Public Offering

On April 22, 2022, the Company entered into an Equity Underwriting Agreement (the “Underwriting Agreement”) with Guggenheim Securities, LLC, as representative of the several underwriters (the “Underwriters”), relating to the offering, issuance and sale (the “April 2022 Public Offering”) of (a) 3,333,333 shares of the Company’s common stock, par value $0.001 per share, (b) pre-funded warrants, in lieu of common stock, to purchase 11,666,667 shares of the Company’s common stock, par value $0.001 per share, and (c) warrants, which will accompany the common stock or pre-funded warrants, to purchase up to an aggregate of 15,000,000 shares of the Company’s common stock. The pre-funded warrants entitle the holders to purchase up to 11,666,667 shares of common stock and have an unlimited term and an exercise price of $0.001 per share. The warrants entitle the holders to purchase up to an aggregate of 15,000,000 shares of common stock and have a seven-year term and an exercise price of $3.45 per share. The warrants that accompany the pre-funded warrants have an additional provision entitling the holder thereof to purchase a pre-funded warrant rather than a share of common stock at the warrant exercise price less the exercise price of the pre-funded warrant purchased. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership. The price to the public in the April 2022 Public Offering was $3.00 per share of common stock and accompanying warrants, or in the case of pre-funded warrants, $2.999 per pre-funded warrant and accompanying warrants, which resulted in $41.8 million of net proceeds to the Company after deducting the underwriting discount and offering expenses.

The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity.  The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation for the three and six months ended June 30, 2022 given their nominal exercise price.

Common Stock Purchase Agreement and Sales Agreement

On April 10, 2020, the Company entered into the Common Stock Purchase Agreement with Aspire Capital (the “Common Stock Purchase Agreement”) pursuant to which the Company has the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock over the next 30 months, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.  During the three and six months ended June 30, 2022, the Company sold zero and 375,000 of its common stock under the Common Stock Purchase Agreement for gross proceeds of zero and $1.5 million, respectively, and the Company did not sell any shares of common stock under the Common Stock Purchase Agreement in the comparable prior year periods.

During the three and six months ended June 30, 2022, the Company sold zero and 137,610 shares of its common stock and received net proceeds of zero and $0.7 million, respectively, under the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co. Inc. (the “Sales Agreement”).  During the three and six months ended June 30, 2021, the Company sold 96,668 shares of its common stock and received net proceeds of $0.8 million under the Sales Agreement.

Warrants Associated with the March 2018, December 2020 and April 2022 Public Offerings

The outstanding warrants associated with the March 2018 and December 2020 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations.  The outstanding warrants associated with the April 2022 public offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the warrants do not qualify under the indexation guidance.  As a result, the April 2022 public offering warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model.  Issuance costs of $1.7 million initially allocated to the April 2022 public offering warrants were written off and recognized in the warrant liabilities fair value adjustment in the three and six months ended June 30, 2022.  During the three months ended June 30, 2022 and 2021, the Company recognized gains of $9.7 million and $15.3 million on the warrant liabilities fair value adjustment.  During the six months ended June 30, 2022 and 2021, the Company recognized gains of $19.7 million and $16.6 million on the warrant liabilities fair value adjustment.  As of June 30, 2022 and December 31, 2021, the fair value of the warrant liabilities was $21.2 million and $18.1 million, respectively.

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

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan (“2014 Plan”), on January 1, 2022 and 2021, the Company automatically added 1,148,213 and 786,547 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of June 30, 2022, there were 34,206 shares of common stock available for future issuance under the 2014 Plan.

As of June 30, 2022, there were 124,250 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”).  During the six months ended June 30, 2022 and 2021, there were options to purchase 92,000 and 158,100 shares of the Company’s common stock granted under the 2015 Plan, respectively.   On April 30, 2021, the Company’s board of directors amended the 2015 Plan, and the share reserve for the 2015 Plan was increased from 90,000 to 500,000 shares of common stock.

The activity for the Company’s 2009 Stock Option Plan, 2014 Plan, and 2015 Plan, for the six months ended June 30, 2022, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2021	1,542,126	$14.89	7.45	$42
Granted	647,000	$4.20
Forfeited/Cancelled	(60,124)	$8.15
Outstanding — June 30, 2022	2,129,002	$11.83	7.87	$5
Exercisable — June 30, 2022	955,116	$19.24	6.36	$—
Vested or expected to vest — June 30, 2022	2,129,002	$11.83	7.87	$5

Restricted stock unit (“RSU”) activity under the 2014 Plan and 2015 Plan for the six months ended June 30, 2022, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	133,834	$7.98
Granted	943,465	$5.35
Vested	(42,006)	$8.46
Forfeited	(10,364)	$7.60
Non-vested at June 30, 2022	1,024,929	$5.54

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

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2014 Plan and the 2015 Plan was $1.1 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively.  The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for each of the three and six months ended June 30, 2022 and 2021.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$343	$136	$628	$262
Selling, general and administrative	757	406	1,394	678
Total	$1,100	$542	$2,022	$940

10.	Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of June 30, 2022 and December 31, 2021 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Cash	$484	$484	—	—
Restricted cash	218	218	—	—
Money market funds	118,207	118,207	—	—
Total assets	$118,909	$118,909	—	—

Warrant liabilities	$21,232	—	—	$21,232
Derivative liability	196	—	—	196
Total liabilities	$21,428	—	—	$21,428

December 31, 2021
Cash	$310	$310	—	—
Restricted cash	218	218	—	—
Money market funds	104,187	104,187	—	—
Total assets	$104,715	$104,715	—	—

Warrant liabilities	$18,062	—	—	$18,062
Derivative liability	1,358	—	—	1,358
Total liabilities	$19,420	—	—	$19,420

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.  The unobservable input for all of the Level 3 warrant liabilities includes volatility.  The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants.  At June 30, 2022, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 87.9% to 94.1% and 88.0%, respectively.  The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates.  This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, adjusted equity volatility, credit rating, market credit spread, and estimated effective yield.  The unobservable inputs associated with the Level 3 derivative liabilities are adjusted equity volatility, market credit spread, and estimated yield.  As of June 30, 2022, these inputs were 67.3%, 1,636 basis points, and 19.3%, respectively.  The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method.  The discount for lack of marketability, 1.3% as of June 30, 2022, is applied to the value of the March 2019 Notes.  The residual difference represents the fair value of the embedded derivative liabilities and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2021	$18,062
April 2022 Public Offering warrant issuance	24,704
Loan Agreement warrants	(71)
Gain adjustment to fair value	(21,463)
Balance – June 30, 2022	$21,232

Derivative Liability
Balance – December 31, 2021	$1,358
Gain adjustment to fair value	(1,162)
Balance – June 30, 2022	$196

11.	Revenue

Product Revenue, Net

Net product revenue was $1.3 million and $2.0 million for the three and six months ended June 30, 2022. Products are sold primarily to wholesalers and specialty pharmacies.  Revenue is reduced from wholesaler list price at the time of recognition for expected chargebacks, rebates, discounts, incentives, and returns, which are referred to as gross to net (“GTN”) adjustments. These reductions are currently attributed to various commercial arrangements.  Chargebacks and discounts are recognized as a reduction in accounts receivable or as accrued expenses based on their nature and settled through the issuance of credits to the customer or through cash payments to the customer, respectively.  All other returns, rebates, and incentives are reflected as accrued expenses and settled through cash payments to the customer.  Three wholesalers comprised 45%, 32%, and 18% of the Company’s gross revenue for the six months ended June 30, 2022.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories as of June 30, 2022 (in thousands):

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Total
Balance as of December 31, 2021	$249	$21	$1,110	$1,380
Provision related to current period revenue	709	24	2,211	2,944
Changes in estimate related to prior period revenue	—	—	—	—
Credit/payments	(516)	—	(2,089)	(2,605)
Balance as of June 30, 2022	$442	$45	$1,232	$1,719

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

License Agreement Revenue

In February 2021, the Company entered into an Exclusive License and Collaboration Agreement (the “Agreement”) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, “Hansoh”), pursuant to which the Company granted to Hansoh an exclusive license to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan (the “Territory”).  The Company also granted to Hansoh a non-exclusive license to manufacture ibrexafungerp solely for development and commercialization in the Territory.  For the three and six months ended June 30, 2022, there was no license agreement revenue recognized associated with the Agreement given the variable consideration was fully constrained as of June 30, 2022.   For the six months ended June 30, 2021, the Company recognized license agreement revenue of $12.1 million which included the fixed upfront cash payment of $10.0 million, an additional amount that was payable upon the transfer of certain data related to the manufacturing license, and $1.1 million related to withholding tax obligations that Hansoh remitted on behalf of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2022, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q.  In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

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

BREXAFEMME Update

In June 2021, the FDA approved BREXAFEMME for use in women with VVC.  This approval was based on positive results from two Phase 3, randomized, double-blind, placebo-controlled, multi-center studies (VANISH-303 and VANISH-306), in which oral ibrexafungerp demonstrated statistically superior efficacy compared to placebo and a favorable tolerability profile in women with VVC.  The FDA granted BREXAFEMME five years of exclusivity extension under the Generating Antibiotic Incentives Now (GAIN) Act, which will be added to any other applicable exclusivity periods, such as the five years of new chemical entity (NCE) exclusivity, for a combined ten-year period of regulatory exclusivity. BREXAFEMME also is protected by multiple patents, including a composition-of-matter patent covering the ibrexafungerp molecule. With patent term extension, this patent is expected to expire in 2035, providing an expected 13 years of protection from generic competitors in the U.S.

Treatments for VVC have historically included several topical azole antifungals and oral fluconazole.  Approximately 80% of VVC sufferers will have more than one yeast infection and over a third of women may have six yeast infections or more in a lifetime. There are over 17 million prescriptions written for VVC in the U.S. annually; before BREXAFEMME was approved, all of which belonged to a single drug class, the azoles, before the approval of BREXAFEMME.  As of June 30, 2022, BREXAFEMME was covered by plans representing more than 109 million or 60% of commercially-insured lives, an increase of 17% over the first quarter of 2022.  According to IQVIA data, there were approximately 5,141 total prescriptions for

BREXAFEMME written in the second quarter of 2022, an increase of 29% over the first quarter of 2022.  BREXAFEMME was prescribed by over 2,200 individual healthcare professionals in the second quarter of 2022, an increase of 25% over the first quarter of 2022.  We anticipate FDA approval for a second indication in 2022 for prevention of recurrent VVC (RVVC), with the potential for peak U.S. sales combined for the treatment of VVC and RVVC estimated over $400 million.

Ibrexafungerp Update

The CANDLE study, a Phase 3, multi-center, randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of oral ibrexafungerp for the prevention of RVVC, defined as three or more infections in a 12-month period, was completed in April 2022.  In August 2022, we announced that the FDA has accepted our submission of a supplemental New Drug Application (sNDA) to expand the label of BREXAFEMME (ibrexafungerp tablets) to include the prevention of RVVC. The FDA granted the submission Priority Review and assigned the Prescription Drug User Fee Act (PDUFA) target decision date as November 30, 2022.  If approved for this second indication, BREXAFEMME, an oral non-azole therapy, would be the first and only product approved in the U.S. for both the treatment of vulvovaginal candidiasis (VVC) and the prevention of RVVC.

The CANDLE study met its primary endpoint, with 65.4% of patients who received monthly single-day ibrexafungerp treatment achieving clinical success with no recurrence at all, either culture-proven, presumed or suspected, through Week 24, compared to 53.1% of placebo-treated patients (p=0.02). In addition, ibrexafungerp demonstrated superiority over placebo in preventing mycologically proven recurrence of RVVC through Week 24, a key secondary endpoint. No mycologically proven recurrence was detected in 70.8% of patients receiving ibrexafungerp, compared to 58.5% of placebo-treated patients (p=0.019). The advantage of ibrexafungerp over placebo was sustained over the three-month follow-up period and remained statistically significant in both primary and secondary endpoints (p=0.034 and 0.029, respectively).

In addition, the CANDLE study evaluated a sub-group of 24 patients who failed to respond to the initial three doses of fluconazole 150 mg on Days 1, 3, and 7. Sub-study participants received a one-day open-label treatment course of ibrexafungerp (300 mg BID). Results show that 71% of patients in the ITT population (vaginal signs and symptoms score greater than or equal to 3 after treatment with fluconazole; N=24) achieved a significant reduction or elimination of signs and symptoms following ibrexafungerp treatment. In addition, 80% of the mITT population (mycologically proven VVC after treatment with fluconazole; N=10) had a significant reduction or elimination of signs and symptoms.

In the CANDLE study, ibrexafungerp was generally safe and well-tolerated. There were no serious drug-related adverse events, and no patients treated with ibrexafungerp discontinued therapy due to adverse events. The most commonly-reported adverse events, headaches and gastrointestinal in nature (i.e., diarrhea, nausea), were mostly mild and generally consistent with the current BREXAFEMME label.

In the second quarter of 2022, enrollment began in a new Phase 3b, open-label, multicenter study (VANQUISH) to evaluate the efficacy, safety and tolerability of oral ibrexafungerp as a treatment for complicated VVC in patients who have failed treatment with fluconazole, based on mycological and clinical outcomes.  The VANQUISH study will enroll approximately 150 complicated VVC patients who will receive 600 mg of oral ibrexafungerp for one, three or seven consecutive days determined by their underlying complicating condition, including immunocompromised state. Complicated patients include patients with recurrent VVC, those with VVC caused by non-albicans Candida species and those with diabetes, immunocompromising conditions (e.g., HIV), or immunosuppressive therapy (e.g., corticosteroids).  The VANQUISH study will be conducted in approximately 25 centers in the U.S. and we are targeting to have data from this study in the second half of 2024.

Enrollment has begun in our prospective, randomized, double-blind, global Phase 3 study to evaluate the efficacy, safety and tolerability of oral ibrexafungerp as a step-down therapy for patients with IC including candidemia following IV echinocandin therapy in the hospital compared to currently available therapies (the MARIO study).  Eligible patients with IC will receive treatment with IV echinocandin and will then be switched to either oral ibrexafungerp or a standard of care option, either oral fluconazole or best available therapy (BAT) for subjects with infections caused by fluconazole non-susceptible strains, once step-down criteria are met. Approximately 220 patients will be enrolled and randomized in the study, and we expect topline results in 2024 and a potential approval by the end of 2024.

The primary objective of the study is to determine whether treatment of IC with IV echinocandins followed by oral ibrexafungerp is as effective as treatment with IV echinocandins followed by oral fluconazole (or BAT), the current standard of care. The primary end point of the study will be all-cause mortality at 30 days after initiation of antifungal therapy.  Approximately 35,000 cases of IC in the U.S. per year are caused by the Candida isolates that are resistant to azoles, a population for which ibrexafungerp could provide a much-needed oral alternative.

We achieved a target enrollment of 200 patients in our Phase 3 FURI study investigating the potential of ibrexafungerp as a treatment for fungal infections that are refractory or intolerant to other antifungals, including infections caused by Candida auris (C. auris), and anticipate study completion activities in the first half of 2023 with a Data Review Committee review and topline data in early 2024. We are also on track with our Phase 3 CARES study which will follow similar completion and reporting timing to the Phase 3 FURI study.  The data from the MARIO study along with data from FURI and CARES studies are intended to be supportive of an NDA submission in 2024 with an anticipated first approval for an indication in the hospital setting later in 2024.

We completed our Phase 1 randomized, double-blind, placebo-controlled single and multiple ascending dose study evaluating the safety, tolerability, and pharmacokinetics of the liposomal IV formulation of ibrexafungerp in 64 healthy subjects with treatment durations of up to seven days.  The liposomal IV formulation of ibrexafungerp was designed to optimize tolerability and address dose-limiting infusion site irritation adverse events observed with previous formulations.  The liposomal IV formulation of ibrexafungerp was generally well tolerated with no serious adverse events reported. The most common adverse events were mostly mild (few moderate) reactions at the infusion site. The dosing was successfully progressed until the target exposure was achieved (i.e., exposure associated with efficacy from animal models).  We have begun to scale up manufacturing to enable additional liposomal IV formulation trials and are anticipating consultations with the FDA for the next stage of development by the end of 2022.

Enrollment is ongoing in our Phase 2 SCYNERGIA study for patients with invasive aspergillosis and will continue in 2022 to enable investigators impacted by the COVID-19 pandemic additional time to secure patients for this important trial. SCYNERGIA, which is evaluating oral ibrexafungerp in combination with voriconazole for the treatment of invasive pulmonary aspergillosis, has not enrolled as rapidly as initially projected. The prioritization of hospital resources toward addressing the COVID-19 pandemic has impacted the ability of many institutions to focus on screening and enrolling patients into some clinical trials, including SCYNERGIA. We are planning to complete the study and analyze the available data by the end of 2022.

Corporate Update

In April 2022, we entered into an Equity Underwriting Agreement (the Underwriting Agreement) with Guggenheim Securities, LLC, as representative of the several underwriters, relating to the offering, issuance and sale of (a) 3,333,333 shares of our common stock, (b) pre-funded warrants, in lieu of common stock, to purchase 11,666,667 shares of our common stock, and (c) warrants, which will accompany the common stock or pre-funded warrants, to purchase up to an aggregate of 15,000,000 shares of our common stock. We received $41.8 million in net proceeds from this offering in April 2022.

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

Liquidity

We have operated as a public entity since we completed our initial public offering (IPO) of our common stock in May 2014. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, December 2020, and April 2022.  We had received an aggregate of $295.1 million in net proceeds from the issuance of our common stock and warrants in these seven offerings.  Our principal source of liquidity is cash and cash equivalents, which totaled $118.7 million as of June 30, 2022, and availability to issue up to $46.2 million and $15.3 million of our common stock under our at-the-market facility (ATM) with Cantor Fitzgerald & Co. (Cantor) and Ladenburg Thalmann & Co. Inc. (Ladenburg), and common stock purchase agreement with Aspire Capital (subject to certain limitations for the common stock purchase agreement as disclosed in Note 8 to our condensed consolidated financial statements), respectively.  We have received $35.0 million under our Term Loan and could potentially be eligible to receive up to an additional $25.0 million, subject to certain terms and conditions.  See “Liquidity and Capital Resources” below for amounts sold under the ATM with Cantor and Ladenburg, and common stock purchase agreement with Aspire Capital.

We have incurred annual net losses since our inception, including the year ended December 31, 2021, and the three and six months ended June 30, 2022.  As of June 30, 2022, our accumulated deficit was $378.3 million. We anticipate that we will continue to incur losses for at least the next several years.  We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy.  Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations, and that our selling, general and administrative expenses will increase to support the ongoing commercial launch of BREXAFEMME for the VVC indication and our ongoing operations.  As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements, including under our ATM and the common stock purchase agreement with Aspire Capital.

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

Other Expense (Income)

All of our other income recognized in the three and six months ended June 30, 2022 and 2021, consists of amortization of debt issuance costs and discount, interest income, interest expense, other income, the warrant liabilities fair value adjustment, the derivative liabilities fair value adjustment, and the loss recognized for the extinguishment of debt.

Income Tax (Benefit) Expense

All of our income tax (benefit) expense recognized in the three and six months ended June 30, 2022 and 2021 consists of an income tax benefit associated with the sale of our NOLs and research and development credits and tax withholding expense associated with the upfront payment received from Hansoh.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Period-to-Period Change
Revenue:
Product revenue, net	$1,323	$—	$1,323	—%
License agreement revenue	—	—	—	—%
Total revenue	1,323	—	1,323	—%
Operating expenses:
Cost of product revenues	144	—	144	—%
Research and development	7,131	4,734	2,397	50.6%
Selling, general and administrative	15,786	12,774	3,012	23.6%
Total operating expenses	23,061	17,508	5,553	31.7%
Loss from operations	(21,738)	(17,508)	(4,230)	24.2%
Other expense (income):
Amortization of debt issuance costs and discount	421	269	152	56.5%
Interest income	(181)	(6)	(175)	2,916.7%
Interest expense	1,231	445	786	176.6%
Other income	—	(3)	3	(100.0)%
Warrant liabilities fair value adjustment	(9,682)	(15,271)	5,589	(36.6)%
Derivative liabilities fair value adjustment	(182)	(462)	280	(60.6)%
Total other income	(8,393)	(15,028)	6,635	(44.2)%
Loss before taxes	(13,345)	(2,480)	(10,865)	438.1%
Income tax benefit	—	(4,138)	4,138	(100.0)%
Net (loss) income	$(13,345)	$1,658	$(15,003)	(904.9)%

Revenue.  Revenue in the three months ended June 30, 2022 consists solely of product sales of BREXAFEMME, for which we began commercialization in the second half of 2021.

Cost of Product Revenue.  Cost of product revenue in the three months ended June 30, 2022 consists primarily of distribution and freight costs associated with BREXAFEMME.

Research and Development. For the three months ended June 30, 2022, research and development expenses increased to $7.1 million compared to $4.7 million for the three months ended June 30, 2021.  The increase of $2.4 million, or 51%, for the three months ended June 30, 2022, was primarily driven by an increase of $1.1 million in clinical development expense, an increase of $0.5 million in chemistry, manufacturing, and controls (CMC) expense, an increase of $0.2 million in preclinical expense, an increase of $0.2 million in stock compensation expense, and a net increase of $0.4 million in other research and development expense.

The $1.1 million increase in clinical development expense for the three months ended June 30, 2022, was primarily driven by an increase of $1.7 million in expense associated with the ongoing costs for the MARIO study which was initiated in the fourth quarter of 2021, offset in part by a $0.6 million decrease in expense associated with the CANDLE Phase 3 study which was substantially complete in the first quarter of 2022.  The $0.5 million increase in CMC expense for the three months ended June 30, 2022, was primarily driven by $0.5 million in expense recognized during the period for third-party drug product manufacturing.  The $0.2 million increase in preclinical expense was primarily associated with the expense recognized for certain pharmacokinetic modeling studies initiated in the current period.  The $0.2 million increase in stock compensation expense is primarily driven by the increase in restricted stock unit grants made in the first quarter of 2022.

Selling, General & Administrative. For the three months ended June 30, 2022, selling, general and administrative expenses increased to $15.8 million from $12.8 million for the three months ended June 30, 2021. The increase of $3.0 million, or 24%, for the three months ended June 30, 2022, was primarily driven by a $3.0 million increase in commercial related expense, an increase of $0.5 million in salary related costs, an increase of $0.4 million in professional fees, all primarily due to the costs recognized to support the ongoing commercialization of BREXAFEMME, and a net increase in other selling, general, and administrative expenses of $0.5 million, offset in part by a decrease of $1.0 million in medical affairs expense and a decrease of $0.4 million in information technology expense.

Amortization of Debt Issuance Costs and Discount. For the three months ended June 30, 2022 and 2021, we recognized $0.4 million and $0.3 million, respectively, in amortization of debt issuance costs and discount.  The 2022 and 2021 debt issuance costs and discount for the March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs.  The 2022 and 2021 debt issuance costs and discount for the Loan Agreement comprised issuance and commitment costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement.

Interest Income. For the three months ended June 30, 2022 and 2021, we recognized $0.2 million and $6,000, respectively, in interest income primarily on our money market fund.

Interest Expense. For the three months ended June 30, 2022 and 2021, we recognized $1.2 million and $0.4 million in interest expense.  The $0.8 million increase in interest expense for the three months ended June 30, 2022, was primarily driven by the outstanding loan payable associated with the Loan Agreement entered into in May 2021.

Other Income. For the three months ended June 30, 2022, we recognized $13,000 in other income primarily associated with realized gains on foreign currency transactions, for there was no corresponding amount in the three months ended June 30, 2021.

Warrant Liabilities Fair Value Adjustment.  For the three months ended June 30, 2022 and 2021, we recognized gains of $9.7 million and $15.3 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the quarters.

Derivative Liabilities Fair Value Adjustment.  For the three months ended June 30, 2022 and 2021, we recognized gains of $0.2 million and $0.5 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the quarters.

Income Tax Benefit. For the three months ended June 30, 2021, we recognized a $4.1 million income tax benefit associated with the sale of a portion of our NOLs and research and development credits.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, together with the changes in those items in dollars and percentage (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	Period-to-Period Change
Revenue:
Product revenue, net	$2,010	$—	$2,010	—%
License agreement revenue	—	12,050	(12,050)	(100.0)%
Total revenue	2,010	12,050	(10,040)	(83.3)%
Operating expenses:
Cost of product revenues	243	—	243	—%
Research and development	12,980	11,682	1,298	11.1%
Selling, general and administrative	30,262	19,468	10,794	55.4%
Total operating expenses	43,485	31,150	12,335	39.6%
Loss from operations	(41,475)	(19,100)	(22,375)	117.1%
Other expense (income):
Loss on extinguishment of debt	—	2,725	(2,725)	(100.0)%
Amortization of debt issuance costs and discount	799	525	274	52.2%
Interest income	(193)	(12)	(181)	1,508.3%
Interest expense	2,291	659	1,632	247.6%
Other income	(2)	(2)	—	—%
Warrant liabilities fair value adjustment	(19,712)	(16,567)	(3,145)	19.0%
Derivative liabilities fair value adjustment	(1,162)	(372)	(790)	212.4%
Total other income	(17,979)	(13,044)	(4,935)	37.8%
Loss before taxes	(23,496)	(6,056)	(17,440)	288.0%
Income tax benefit	(4,700)	(3,038)	(1,662)	54.7%
Net loss	$(18,796)	$(3,018)	$(15,778)	522.8%

Revenue.  Revenue in the six months ended June 30, 2022 consists solely of product sales of BREXAFEMME, for which we began commercialization in the second half of 2021.  Revenue in the six months ended June 30, 2021, consists primarily of a non-refundable upfront payment received under our license agreement with Hansoh.

Cost of Product Revenue.  Cost of product revenue in the six months ended June 30, 2022 consists primarily of distribution and freight costs associated with BREXAFEMME.

Research and Development. For the six months ended June 30, 2022, research and development expenses increased to $13.0 million compared to $11.7 million for the six months ended June 30, 2021.  The increase of $1.3 million, or 11%, for the six months ended June 30, 2022, was primarily driven by an increase of $1.3 million in clinical development expense, an increase of $0.4 million in preclinical expense, and a net increase of $0.2 million in other research and development expense, offset in part by a decrease of $0.6 million in CMC expense.

The $1.3 million increase in clinical development expense for the six months ended June 30, 2022, was primarily driven by an increase of $3.0 million in expense associated with the startup and ongoing costs for the MARIO study which was initiated in the fourth quarter of 2021, offset in part by a $1.3 million decrease in expense associated with the CANDLE Phase 3 study which was substantially complete in the first quarter of 2022 and a $0.4 million decrease in certain Phase 1 studies to support the NDA for BREXAFEMME in the prior period.  The $0.4 million increase in preclinical expense was primarily associated with the expense recognized for certain pharmacokinetic modeling studies initiated in the period.  The $0.5 million decrease in CMC for the six months ended June 30, 2022, was primarily driven by a $0.6 million decrease in expense for third-party drug product manufacturing in the current period.

Selling, General & Administrative. For the six months ended June 30, 2022, selling, general and administrative expenses increased to $30.3 million from $19.5 million for the six months ended June 30, 2021. The increase of $10.8 million, or 55%, for the six months ended June 30, 2022, was primarily driven by a $8.9 million increase in commercial related expense, an increase of $1.4 million in salary related costs, an increase of $0.7 million in stock compensation expense, an increase of $0.6 million in professional fees, all primarily due to the costs recognized to support the ongoing commercialization of BREXAFEMME, offset in part by a decrease of $0.5 million in medical affairs expense and a $0.3 million decrease in information technology expense.

Amortization of Debt Issuance Costs and Discount. For the six months ended June 30, 2022 and 2021, we recognized $0.8 million and $0.5 million, respectively, in amortization of debt issuance costs and discount.  The 2022 and 2021 debt issuance costs and discount for the March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs.  The 2022 and 2021 debt issuance costs and discount for the Loan Agreement comprised issuance and commitment costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement.

Interest Income. For the six months ended June 30, 2022 and 2021, we recognized $0.2 million and $12,000, respectively, in interest income primarily on our money market fund.

Interest Expense. For the six months ended June 30, 2022 and 2021, we recognized $2.3 million and $0.7 million in interest expense.  The $1.6 million increase in interest expense for the three months ended June 30, 2022, was primarily driven by the outstanding loan payable associated with the Loan Agreement entered into in May 2021.

Other Income. For the six months ended June 30, 2022, we recognized $13,000 in other income primarily associated with realized gains on foreign currency transactions.

Warrant Liabilities Fair Value Adjustment.  For the six months ended June 30, 2022 and 2021, we recognized gains of $19.7 million and $16.6 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the period.

Derivative Liabilities Fair Value Adjustment.  For the six months ended June 30, 2022 and 2021, we recognized gains of $1.2 million and $0.4 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the period.

Income Tax (Benefit) Expense. For the six months ended June 30, 2022, we recognized a $4.7 million income tax benefit associated with the sale of a portion of our NOLs and research and development credits.  For the six months ended June 30, 2021, we recognized a $4.1 million income tax benefit associated with the sale of a portion of our NOLs and research and development credits and $1.1 million of tax withholding expense primarily associated with the upfront payment received from Hansoh.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2022, we have primarily funded our operations from net proceeds from equity and debt issuances and through revenue from development services. As of June 30, 2022, we had cash and cash equivalents of $118.7 million, compared to cash and cash equivalents of $104.5 million as of December 31, 2021. The increase in our cash and cash equivalents was primarily due to the $41.8 million in net proceeds we raised from our public offering of our common stock and warrants in April 2022, offset in part due to the increase in selling, general and administrative expenses to support the ongoing commercial launch of BREXAFEMME and the continued development costs associated with ibrexafungerp.  We have incurred annual net losses since our inception, and we incurred a net loss during the three and six months ended June 30, 2022.  As of June 30, 2022, our accumulated deficit was $378.3 million.

We expect that we will continue to incur losses for at least the foreseeable future.  Consistent with our operating plan, we expect to incur significant research and development expenses and we expect our selling, general and administrative expenses to increase to support the ongoing commercial launch of BREXAFEMME for the treatment of vaginal yeast infections and our ongoing operations. As a result, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants, and New Jersey Technology Business Tax Certificate Transfer (NOL) Program), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registrations, including the related at-the-market facility entered into on May 17, 2021 with Cantor and Ladenburg and the common stock purchase agreement entered into on April 10, 2020 with Aspire Capital.  During the six months ended June 30, 2022, we sold 137,610 and 375,000 shares of our common stock and received net proceeds of $0.7 million and $1.5 million under our at-the-market facility and common stock purchase agreement, respectively.

Cash Flows

The following table sets forth the significant sources and uses of cash for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash, cash equivalents, and restricted cash, January 1	$104,702	$93,314
Net cash used in operating activities	(34,569)	(12,454)
Net cash used in investing activities	(9)	(251)
Net cash provided by financing activities	48,785	32,109
Net increase in cash, cash equivalents, and restricted cash	14,207	19,404
Cash, cash equivalents, and restricted cash, June 30	$118,909	$112,718

Operating Activities

The $22.1 million increase in net cash used in operating activities for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to the increase in selling, general and administrative expenses to support the ongoing commercial launch of BREXAFEMME and the continued development costs associated with ibrexafungerp.  In the prior comparable period, we received a cash receipt of $10.0 million from Hansoh, as consideration for the licenses under our agreement with Hansoh in February 2021, that offset selling, general and administrative expenses to support the commercial launch of BREXAFEMME and the continued development costs associated with ibrexafungerp and ongoing operations.  Consistent with our operating plan, we expect to incur significant research and development expenses and we expect our selling, general and administrative expenses to increase to support the ongoing commercial launch of BREXAFEMME and our ongoing operations.

Net cash used in operating activities of $34.6 million for the six months ended June 30, 2022, primarily consisted of the $18.8 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $19.7 million, the gain on change in fair value of the derivative liabilities of $1.2 million, stock-based compensation expense of $2.0 million, amortization of debt issuance costs and discount of $0.8 million, partially offset by a net favorable change in operating assets and liabilities of $1.9 million. The net favorable change in operating assets and liabilities was due to an increase in accounts payable, accrued expenses, other liabilities and other of $4.1 million offset by an increase in prepaid expenses, accounts receivable, inventory, and other of $2.2 million.  The $4.1 million increase in accounts payable, accrued expenses, other liabilities, and other was primarily due to the increase in accounts payable of $2.3 million and an increase of $2.2 million in other liabilities associated with the deferred fees due to Amplity.  The increase in prepaid expenses, accounts receivable, inventory, and other of $2.2 million was primarily due to the increase in accounts receivable of $1.4 million and a $0.5 million increase in prepaid research and development services and insurance.

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

Investing Activities

Net cash used in investing activities of $9,000 for the six months ended June 30, 2022, consisted solely of purchases of intangible assets.

Net cash used in investing activities of $0.3 million for the six months ended June 30, 2021, consisted solely of purchases of intangible assets.

Financing Activities

Net cash provided by financing activities of $48.8 million for the six months ended June 30, 2022, consisted primarily of the gross proceeds of $45.0 million from the April 2022 Public Offering and the $2.2 million in gross proceeds from common stock issued under our at-the-market and common stock purchase agreements, respectively, and the $5.0 million received from the Loan Agreement, offset by payments of offering costs and underwriting discounts and commissions of $3.4 million.

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

Based upon our operating plan, we believe that our existing cash and cash equivalents and the anticipated sales of BREXAFEMME will enable us to fund our operating requirements into the first quarter of 2024.  However, we are continually evaluating our operating plan and assessing the optimal cash utilization for our ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

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

Significant Estimates and Judgements

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.2

Form of Warrant issued in April 2022 offering. (Filed with the SEC as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 22, 2022, SEC File No. 001-36365, and incorporated by reference here).

4.3

Form of Pre-Funded Warrant issued in April 2022 offering. (Filed with the SEC as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 22, 2022, SEC File No. 001-36365, and incorporated by reference here).

10.1	Non-Employee Director Compensation Policy.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ Marco Taglietti, M.D.
Marco Taglietti, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2022

By:	/s/ Lawrence R. Hoffman
Lawrence Hoffman
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 14, 2022