Form 10-K
period 2022-12-31
SCYNEXIS INC
filed 2023-03-31
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Market on June 30, 2022 was $60,150,447. Excludes 257,453 shares of the registrant's Common Stock held by executive officers and directors outstanding at June 30, 2022. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 1, 2023, there were 33,324,131 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

SCYNEXIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

RISK FACTOR SUMMARY

Risks and uncertainties we face are set forth in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” The following is a summary of these risk factors:

Risks Relating to Our Financial Condition and Need for Additional Capital

•
We have entered into a License Agreement with GSK, which is subject to closing conditions, including expiration or termination of the HSR waiting period, and if we are not able to close the transaction contemplated by the License Agreement we will not be able to receive the benefits expected from the License Agreement, which would materially and adversely affect our prospects for generating revenue from BREXAFEMME and ibrexafungerp.
•
We have never been profitable, we have only one product approved for commercial sale, and to date we have generated limited revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.
•
We will continue to require substantial additional capital and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our development programs for ibrexafungerp;
•
Our operating activities may be restricted as a result of covenants related to the indebtedness under our senior convertible notes and our loan payable. We may be required to repay the notes and our loan payable in an event of default, which could have a materially adverse effect on our business, statement of operation, and our balance sheet; and
•
Unfavorable U.S. and global economic conditions could adversely affect our ability to access capital.

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
•
We have one marketed drug, BREXAFEMME for the treatment of VVC and RVVC, and if we are unable to close the License Agreement with GSK or enter into an acceptable licensing arrangement with another company, we may not be able to successfully continue to commercialize BREXAFEMME for these indications.
•
If we are unable to establish an effective marketing infrastructure, we may not be able to successfully commercialize ibrexafungerp and any future product candidates we may seek to develop.
•
We expect that BREXAFEMME and any future product candidates we may seek to develop will face competition, and most of our competitors have significantly greater resources than we do.
•
Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance in the United States for BREXAFEMME, ibrexafungerp, and any future product candidates we may seek to develop. If there is not sufficient reimbursement for our products, it is less likely that our products will be purchased by patients and/or providers.

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
•
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
•
Our business may be adversely affected by the continuation of the exposure to COVID-19, in regions where we or third parties on which we rely have significant concentrations of clinical trial sites, manufacturing facilities, or other business operations.

ITEM 1. BUSINESS

Overview

SCYNEXIS, Inc. is pioneering innovative medicines to potentially help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug-resistant infections. We are developing our lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (IV)/oral agent for multiple fungal indications in both the community and hospital settings. In June 2021 and December 2022, we announced that the FDA approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC), also known as vaginal yeast infection, and for the reduction in the incidence of recurrent vulvovaginal candidiasis (RVVC), respectively. In October 2022, we announced that we were actively pursuing a U.S. commercialization partner to out-license BREXAFEMME in order to refocus our resources on the further clinical development of ibrexafungerp for severe, hospital-based indications, while keeping BREXAFEMME on the market and available to patients, and have ceased actively promoting BREXAFEMME.

On March 30, 2023, we entered into a license agreement (the License Agreement) with GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK). Pursuant to the terms of the License Agreement, we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (the GSK Territory). If the existing licenses granted to or agreements with third parties are terminated with respect to any country, GSK will have an exclusive first right to negotiate with us to add those additional countries to the GSK Territory. We retain rights to all other assets, with GSK receiving a right of first negotiation (ROFN) to any other enfumafungin-derived compounds or products that we may control. Under the terms of the License Agreement, we are responsible for the execution and costs of the on-going clinical studies of ibrexafungerp for multiple indications, including the treatment of life-threatening invasive fungal infections caused primarily by Candida spp. (including C. auris) and Aspergillus spp. in hospitalized patients, and we have the potential to receive success-based milestones to offset those costs. The consummation of the transactions under the License Agreement is subject to the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act); provided, that either we or GSK may terminate the License Agreement if expiration or termination of the applicable waiting period under the HSR Act has not occurred within nine months of the signing of the License Agreement. The parties expect the transactions contemplated by the License Agreement to close in the second quarter of 2023 (such closing, the GSK Closing).

Under the terms of the License Agreement, we will receive an upfront payment of $90 million. We are also eligible to receive potential:

•
regulatory approval milestone payments of up to $70 million;

•
commercial milestone payments of up to $115 million based on first commercial sale in invasive candidiasis (U.S./EU);
•
and sales milestone payments of up to $242.5 million based on annual net sales, with a total of $77.5 million to be paid upon achievement of multiple thresholds up through $200 million; a total of $65 million to be paid upon achievement of multiple thresholds between $300 million and $500 million; and $50 million to be paid at each threshold of $750 million and $1 billion.

We will be responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp but will have the potential to receive up to $75.5 million in success-based development milestones, which are comprised of up to $65 million for the achievement of three interim milestones associated with our continued performance of the ongoing MARIO Study and $10.5 million for the successful completion of the MARIO Study. See further details of the License Agreement as described in “Collaborations and Licensing Agreements Associated with Our Core Drug Development Operations - GSK” below.

We, Hercules Capital, Inc. (Hercules Capital) and Silicon Valley Bridge Bank, N.A. (SVB) are party to a Loan and Security Agreement dated as of May 13, 2021 (the Loan Agreement), pursuant to which Hercules Capital, SVB and each of the other lenders from time-to-time party to the Loan and Security Agreement (collectively, the Lenders) loaned to us $35 million. In connection with the entering into of the License Agreement, we entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to which the Lenders consented to us entering into the License Agreement and we agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under Loan Agreement ($262,500), (iii) the final payment payable under Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments by us will become due upon the earliest of (A) one business day following receipt by us of the $90 million upfront payment payable to us under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement.

Ibrexafungerp, the first representative of a novel class of antifungal agents called triterpenoids, is a structurally distinct glucan synthase inhibitor and has shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus genera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces genera. Candida and Aspergillus genera are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple in vitro, in vivo, and clinical studies. The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations to ibrexafungerp for the indications of VVC (including the prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications. The European Medicines Agency has granted Orphan Medicinal Product designation to ibrexafungerp for IC and the Medicines and Healthcare Regulatory Agency has granted ibrexafungerp the Innovation Passport designation for the treatment of IC. These designations may provide us (or GSK following the GSK Closing) with additional market exclusivity and/or expedited regulatory paths.

BREXAFEMME

In June 2021, the FDA approved BREXAFEMME for use in patients with VVC. This approval was based on positive results from two Phase 3, randomized, double-blind, placebo-controlled, multi-center studies (VANISH-303 and VANISH-306), in which oral ibrexafungerp demonstrated statistically superior efficacy compared to placebo and a favorable tolerability profile in women with VVC. The FDA granted BREXAFEMME five years of exclusivity extension under the Generating Antibiotic Incentives Now (GAIN) Act, which is added to five years of new chemical entity (NCE) exclusivity, for a combined ten-year period of regulatory exclusivity. BREXAFEMME also is protected by multiple patents, including a composition-of-matter patent covering the ibrexafungerp molecule. With patent term extension, this patent is expected to expire in 2035, providing an expected 13 years of protection from generic competitors in the U.S. In December 2022, we announced that the FDA approved a second indication for BREXAFEMME for the reduction in the incidence of RVVC. This approval was based on positive results from the pivotal Phase 3 CANDLE study that evaluated the safety and efficacy of monthly dosing of ibrexafungerp to reduce the incidence of RVVC.

In October 2022, we announced that we were actively pursuing a U.S. commercialization partner to out-license BREXAFEMME in order to refocus our resources on the further clinical development of ibrexafungerp for severe, hospital-based indications, while keeping BREXAFEMME on the market and available to patients, and have ceased actively promoting BREXAFEMME. As a result, we wound down our promotional activities associated with BREXAFEMME and we concluded the partnership with our contracted commercial sales partner, Amplity Health (Amplity), on November 30, 2022. On March 30, 2023, we entered into the License Agreement with GSK. Pursuant to the terms of the License Agreement, we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in the GSK Territory.

Our Platform of Indications

Ibrexafungerp Hospital and Community Clinical Programs

We continue to actively advance our clinical programs, leveraging the potential of ibrexafungerp to be a suitable treatment for multiple indications with significant unmet medical needs and considerable commercial opportunities. The following illustration summarizes the status of the indications for ibrexafungerp currently being pursued in the hospital and community settings, as well as our current expectations regarding the time of reporting data and, if the data supports it, the potential filing of an NDA and FDA approval (or, following the GSK Closing, if consistent with GSK’s strategy, the potential filing of an NDA by GSK and, if GSK submits an NDA at such time, the potential FDA approval):

Ibrexafungerp Hospital & Community Clinical Programs

Leveraging successful development in the community setting to advance into hospital infections

		Phase 1	Phase 2	Phase 3	NDA Filing*	Approval*
Hospital	**Invasive Candidiasis** (IC) and/or Candidemia Oral formulation			**MARIO Study Data H1:2024***	H1:2024	H2:2024
Hospital	**Refractory Invasive Fungal Infections** (Candidiasis, aspergillosis and other severe fungal infections) Oral formulation			**FURI Study Data H1:2024*** (open-label, refractory IFIs) (2021 & 2022 Interim Data) **CARES Study Data H1:2024*** (open-label, *Candida auris*) (2021 & 2022 Interim Data)	H1:2024	H2:2024
Hospital	**Invasive Aspergillosis** *(Combination Therapy)* Oral formulation		**SCYNERGIA Study Data H1:2023***			
Hospital	**Liposomal IV Formulation**		P2 Clinical Trial Initiation in 2023		H1:2025	H2:2025
Community	Treatment of **Vulvovaginal Candidiasis (VVC)**					**First Indication Approved BREXAFEMME Launched**
Community	Reduce the Incidence of **Recurrent VVC**					**Second Indication Approved November 2022**
Community	Treatment of VVC, Further Research			**VANQUISH P3b Study Data H1:24*** (VVC patients who failed fluconazole therapy)		BREXAFEMME®

SCYNEXIS

*Anticipated timing

Invasive Candidiasis and/or Candidemia

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

Refractory Invasive Fungal Infections (rIFI)

We achieved a target enrollment of 200 patients in our Phase 3 FURI study as well as the target enrollment of 30 patients in our Phase 3 CARES study. We anticipate study completion activities for both studies in the first half of 2023 follow by a Data Review Committee review and topline data in the first half of 2024. The data from the MARIO study along with data from FURI and CARES studies are intended to be supportive of an NDA submission in 2024 with an anticipated first approval for an indication in the hospital setting later in 2024.

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

The open-label designs of the FURI and CARES studies permit evaluation of the data on an interim basis to further inform subsequent regulatory steps of the development program. We believe that compelling data from the FURI and/or CARES studies could allow ibrexafungerp to become eligible for the regulatory LPAD, potentially enabling an NDA submission (which would be by GSK following the GSK Closing) based on streamlined development. The LPAD was established under the 21st Century Cures Act of 2016, and FDA draft guidance issued in June 2019 suggests smaller, shorter or fewer clinical trials may be appropriate to support approval to treat a serious or life-threatening infection in a limited population with unmet needs. Positive clinical findings from these the FURI and CARES studies have so far reinforced the potential role of oral ibrexafungerp as a novel therapy to combat severe and difficult-to-treat fungal infections, including multidrug-resistant Candida auris.

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

We have completed the enrollment of SCYNERGIA, although the number of patients is smaller than initially projected. The prioritization of hospital resources toward addressing COVID-19 has impacted the ability of many institutions to focus on screening and enrolling patients into some clinical trials, including SCYNERGIA. We expect to provide topline data for SCYNERGIA in the first half of 2023.

IV Ibrexafungerp Development Program

We have completed a Phase 1 randomized, double-blind, placebo-controlled single and multiple ascending dose study evaluating the safety, tolerability, and pharmacokinetics of the liposomal IV formulation of ibrexafungerp in 64 healthy subjects with treatment durations of up to seven days. The liposomal IV formulation of ibrexafungerp was designed to optimize tolerability and address dose-limiting infusion site irritation adverse events observed with previous formulations. The study was conducted in South Africa and dosing began in March 2021 and the last cohort was completed in October 2021. The liposomal IV formulation of ibrexafungerp was generally well tolerated with no serious adverse events reported. The most common adverse events were mostly mild (a few moderate) reactions at the infusion site. The dosing was successfully progressed until the target exposure was achieved (i.e., exposure associated with efficacy from animal models). Should the GSK Closing not occur, we are planning to begin a Phase 2 study of the liposomal IV formulation in 2023.

Treatment of VVC

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

Preclinical Developments

In the fourth quarter of 2022, we announced that a $3.0 million National Institutes of Health (NIH) grant was awarded to Case Western Reserve University researchers to study our second generation fungerp (SCY-247). SCY-247 is a broad-spectrum, antifungal under development by us and has as a potential oral and IV systemic therapeutic option for multiple drug-resistant pathogens. The grant is intended the further characterize the potential of SCY-247 to fight Candida auris, a multidrug-resistant pathogen named as an “urgent threat” by the Centers for Disease Control (CDC) and included in the “critical priority group” on the World Health Organization (WHO) fungal priority pathogens list (FPPL). Previous preclinical investigations with SCY-247 have reported potent antifungal activity in in vitro studies, favorable pharmacokinetic profile and promising efficacy in mice models of invasive candidiasis. We plan to continue progressing the development of SCY-247 as a next generation fungerp in the fight against life-threatening fungal diseases.

Key Development Milestones

We are seeking to achieve the following key milestones in the next 12 months:

•
close the transactions contemplated by the License Agreement with GSK in the second quarter of 2023;
•
continue to advance enrollment of the MARIO study, a global Phase 3 study to evaluate ibrexafungerp as an oral step-down treatment for IC in the hospital setting;
•
provide topline data for the FURI and CARES studies in first half of 2024;
•
should the GSK Closing not occur, initiate a Phase 2 study of the liposomal IV formulation of ibrexafungerp in 2023; and
•
provide topline data for the Phase 2 SCYNERGIA study in the first half of 2023.

Our Strategy

Key elements of our strategy include:

•
to close the transactions contemplated by the License Agreement with GSK in the second quarter of 2023;
•
to further develop ibrexafungerp and obtain regulatory approval in major commercial markets for our key indications: invasive candidiasis, refractory invasive fungal infections, and invasive aspergillosis;
•
should the GSK Closing not occur, to contract with commercial partners to develop and commercialize ibrexafungerp outside of the U.S.;
•
to leverage our strong scientific team to pursue the development of other internal proprietary compounds; and
•
to assess external opportunities for in-licensing to expand our development pipeline and add products for commercialization.

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
•
generally well tolerated with over 1,600 subjects and patients exposed; and
•
20-hour half-life with a low risk of drug-drug interactions.

We believe that ibrexafungerp, if approved, has the potential to address significant gaps with commercially available therapies in the following indications:

•
invasive candidiasis (including resistant infections);
•
invasive aspergillosis (including resistant infections); and
•
refractory invasive fungal infections.

In the future, we (or our licensee GSK following the GSK Closing) may also consider other indications for ibrexafungerp for which longer oral antifungal regimens are typically needed and would benefit from the broad-spectrum activity, favorable safety profile and low potential for drug-drug interactions, including for the treatment of chronic fungal infections and for prophylaxis.

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

Azoles. Noxafil® (posaconazole) marketed by Merck and Cresemba® (isavuconazole), approved in the U.S. and other global markets and marketed by Astellas in the U.S.; Diflucan® (fluconazole), Pfizer, off-patent with multiple generics,

Terazol (terconazole), Jannsen, off-patent with multiple generics, Gynazole (butoconazole), Perrigo, off patent with multiple generics;

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

The VVC market has three generic prescription agents, fluconazole (oral), terconazole and butoconazole (topical), manufactured by multiple generic companies. There is limited to no marketing to support these generic products. In 2022, oral oteseconazole (brand name Vivjoa), developed and marketed by Mycovia Pharmaceuticals, Inc., was approved for the reduction in the incidence of recurrent vulvovaginal candidiasis in women who are not of reproductive potential. Recently, in March 2023, the long-acting IV echinocandin Rezafungin (brand name Rezzayo) being developed by Cidara Therapeutics, Inc.and marketed by Melinta Therapeutics, was approved for the treatment of candidemia and invasive candidiasis in adults with limited or no alternative treatment options. Other antifungals in development include Fosmanogepix (APX-001) being developed by Amplyx Pharmaceuticals Inc., the polyene amphotericin B oral formulation MAT2203 being developed by Matinas BioPharma Holdings Inc., and Olorofim (F901318) being developed by F2G Limited. These companies may have greater resources than ours.

We believe that ibrexafungerp has the ability to perform well in the future fungal infection market given the limited competitive marketplace, the unmet medical need, and the often high mortality rate of many of these infections. The key competitive factors affecting the success of ibrexafungerp, if approved, are likely to be its efficacy, safety, convenience, use in outpatient settings, the level of generic competition and the availability of reimbursement from government and other third-party payors. If approved, we believe that ibrexafungerp’s unique features, including being from a novel antifungal class, broad-spectrum of activity including resistant strains, IV and oral formulations, fungicidal activity versus Candida, high tissue penetration, and favorable safety profile, will differentiate it from competing products and allow premium pricing to generics and other competing products.

The commercial opportunity for ibrexafungerp could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we or GSK may develop. Competitors also may obtain FDA, or other regulatory, approval for their products more rapidly than we or GSK obtains approval for our ibrexafungerp products. In addition, the commercial success of ibrexafungerp may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products. In the azole class, fluconazole, itraconazole, posaconazole, and oral voriconazole are generic. Caspofungin, the largest selling echinocandin, is now available on a generic basis. If approved, we believe ibrexafungerp will be capable of delivering value supportive of premium pricing over competitive generic products.

Manufacturing and Supply of Ibrexafungerp

We have agreements with external vendors that are capable of supplying drug substance and of producing drug product to support ongoing and planned clinical trials, as well as for commercial product. However, we do not own or operate and do not intend to own or operate facilities for manufacturing, storage and distribution, or testing of drug substance or drug product. We have relied on third-party contract manufacturers for synthesis of our clinical compounds and manufacture of drug product. We expect to continue to rely on either existing or alternative third-party manufacturers to supply ibrexafungerp for our performance of clinical trials and for supplying GSK needs for clinical and commercial product until it obtains its own source of supply.

Ibrexafungerp is a semi-synthetic compound. Thus, the manufacturing process for ibrexafungerp involves fermentation and synthetic chemical steps. The synthetic process does not require any specialized equipment and uses readily sourced intermediates. At commercial scale, we expect cost of goods for ibrexafungerp to be similar to that of other small molecule drugs. We have negotiated agreements with our primary contract manufacturers to produce both drug product and drug substance for our current clinical trials and for GSK’s clinical and commercial needs.

We estimate our supplies on hand as well as those we plan to produce for the oral formulation of ibrexafungerp are sufficient to supply our ongoing clinical trials as well as to support GSK’s clinical and commercial needs. Additional batches of both oral and IV ibrexafungerp drug product will be manufactured as needed to support the subsequent stages of clinical development plan and commercial supply requirements.

A drug manufacturing program subject to extensive governmental regulations requires robust quality assurance systems and experienced personnel with the relevant technical and regulatory expertise as well as strong project management skills. We believe we have a team that is capable of managing these activities until GSK assumes responsibility for them pursuant to the License Agreement.

The primary third-party vendors with which we have agreements in place to support manufacturing and supply both for clinical development and commercial needs have the required capabilities with respect to facilities, equipment and technical expertise, quality systems that meet global regulatory and compliance requirements, satisfactory regulatory inspection history from relevant health authorities and proven track records in supplying drug substance and drug product for late-stage clinical and commercial use.

Collaborations and Licensing Agreements Associated with Our Core Drug Development Operations

We have a number of licensing and collaboration agreements associated with our core drug development operations, including the following:

GSK

On March 30, 2023 we entered into a License Agreement with GSK. Pursuant to the terms of the License Agreement, we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in the GSK Territory. If the existing licenses granted to or agreements with third parties are terminated with respect to any country, GSK will have an exclusive first right to negotiate with us to add those additional countries to the GSK Territory. We retain rights to all other assets, with GSK receiving a ROFN to any other enfumafungin-derived compounds or products that we may control.

Under the terms of the License Agreement, we will receive an upfront payment of $90 million. We are also eligible to receive potential:

•
regulatory approval milestone payments of up to $70 million;
•
commercial milestone payments of up to $115 million based on first commercial sale in invasive candidiasis (U.S./EU);
•
and sales milestone payments of up to $242.5 million based on annual net sales, with a total of $77.5 million to be paid upon achievement of multiple thresholds up through $200 million; a total of $65 million to be paid upon achievement of multiple thresholds between $300 million and $500 million; and $50 million to be paid at each threshold of $750 million and $1 billion.

We will be responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp but will have the potential to receive up to $75.5 million in success-based development milestones, which are comprised of up to $65 million for the achievement of three interim milestones associated with our continued performance of the ongoing MARIO Study and $10.5 million for the successful completion of the MARIO Study.

In the case of each of the above milestones, such milestone events are defined in the License Agreement. GSK will also pay royalties based on cumulative annual sales to us in the mid-single digit to mid-teen range. These royalty rates are subject to reduction, including in the event of third-party licenses, entry of a generic product, or the expiration of licensed patents. A joint development committee will be established between GSK and us to coordinate and review ongoing development activities of ibrexafungerp. Unless earlier terminated, the License Agreement will expire on a product-by-product and country-by-country basis at the end of the royalty term for such product in such country.

We have the right to terminate the License Agreement upon an uncured material breach by, or bankruptcy of, GSK. GSK has the right to terminate the License Agreement at any time for convenience in its entirety or on a product-by-product and country-by-country basis, upon an uncured material breach by, or bankruptcy of, us, or for safety reasons.

The consummation of the transactions under the License Agreement is subject to the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act”); provided, that either we or GSK may terminate the License Agreement if expiration or termination of the applicable waiting period under the HSR Act has not occurred within nine months of the signing of the License Agreement. The parties expect the transactions contemplated by the License Agreement to close in the second quarter of 2023.

Merck

We initially discovered and developed ibrexafungerp through a research collaboration with Merck Sharp & Dohme Corp. (Merck), a subsidiary of Merck & Co., Inc. In May 2013, Merck transferred to us all development and commercialization rights for ibrexafungerp (also known as MK-3118). This decision was made following a review and prioritization of Merck’s infectious disease portfolio. Under the terms of the agreement, we received all human health rights to ibrexafungerp, including all related technical documents, preclinical data, data from the seven Phase 1 trials conducted by Merck, and drug product and drug substance. The agreement continues until expiration of all royalty obligations. The agreement may be terminated if either party is in material breach and fails to remedy the breach after receiving written notice. In January 2014, Merck assigned the patents to us related to ibrexafungerp that it had exclusively licensed to us. Under the terms of the patent assignment, Merck no longer has responsibility to maintain the patents. Merck was originally eligible to receive milestones upon initiation of a Phase 2 clinical study, NDA submission and marketing approvals in each of the U.S., major European markets and Japan that could total up to $19 million. In addition, Merck will receive tiered royalties based on worldwide sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits of net sales, and we expect to pay royalties on net sales of ibrexafungerp to Merck for no more than ten years from first commercial launch, on a country-by-country basis.

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

Data Privacy and Security

In the ordinary course of our business, we may process confidential, proprietary, and sensitive information, including personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (CCPA), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of United Kingdom (UK) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR), and the Payment Card Industry Data Security Standard (PCI DSS). Several states within the United States have enacted or proposed data privacy and security laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, expanded the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal data, establishing restrictions on personal data retention, expanding the types of data breaches that are subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law.

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

See the section titled “Risk Factors” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States our activities are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, such as the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, in the United States, sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws. These laws include the following:

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

Pharmaceutical Coverage, Pricing and Reimbursement

Our ability to commercialize BREXAFEMME and any of our product candidates successfully will depend in part on the extent to which the United States and foreign governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product candidates and related treatments. In many of the markets where we would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. One third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly.

Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third party payors may limit coverage to specific products on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. The Company may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of its products. As a result, the coverage determination process is often a time-consuming and costly process that will require the Company to provide scientific and clinical support for the use of its products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Additionally, third-party payors may refuse to include a particular branded drug in their formularies when a competing generic product is available. Under Medicare, hospitals are reimbursed under an inpatient prospective payment system. This pricing methodology provides a single payment amount to hospitals based on a given diagnosis-related group. As a result, with respect to Medicare reimbursement for services in the hospital inpatient setting, hospitals could have a financial incentive to use the least expensive drugs for the treatment of invasive fungal infections, particularly the IV formulations of these drugs, as they are typically administered in the hospital. Further, coverage policies and third-party reimbursement rates may change at any time.

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

Healthcare Reform

In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system to contain costs, improve quality, and expand access to care. For example, in the United States the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and the Company's business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect until 2031 unless additional Congressional action is taken.. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for the Company's drugs, if approved, and accordingly, the Company's financial operations.

There also has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example. in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of March 1, 2023, we are the owner of more than ten issued U.S. patents and more than 125 issued non-U.S. patents with claims to novel compounds, compositions containing them, processes for their preparation, and their uses as pharmaceutical agents, with terms expiring between 2027 and 2038. Of these patents, six U.S. patents relate to ibrexafungerp. We are actively pursuing several U.S. patent applications and many non-U.S. patent applications in multiple jurisdictions worldwide.

Ibrexafungerp is protected in the United States by an issued composition of matter patent (U.S. Patent No. 8,188,085); three issued patents related to ibrexafungerp salts and polymorphs, including the citrate salt used in BREXAFEMME and our ongoing clinical trials; and two patents covering uses of ibrexafungerp in treatment or prevention of fungal infections. The ‘085 patent is currently set to expire in 2030. We have applied for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) and believe that the term of the ‘085 patent will be extended into 2035. The three patents covering the citrate salt of ibrexafungerp expire in 2035. The two patents covering uses of ibrexafungerp expire in 2038. The ibrexafungerp composition of matter is covered by a patent in more than 60 jurisdictions worldwide, with several more patent applications pending. Additional patent applications related to ibrexafungerp’s formulations and use as an antifungal agent have been filed and are currently pending. If granted, the new patent families could extend the patent protection for certain ibrexafungerp formulations or uses up to 2040. For this and more comprehensive risks related to our proprietary technology and processes, please see the section on “Risk Factors-Risks Relating to Our Intellectual Property.”

Employees

As of March 1, 2023, we had 36 employees, all of whom were employed on a full-time basis. Our employees are engaged in administration, accounting and finance, research, clinical development, manufacturing, and business development functions. We believe our relations with our employees are good.

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

ITEM 1A. RISK FACTORS

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K. These risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. Further, the risks below are with respect to our company at the current time, and some of the risks described below may change if/when the transaction contemplated by the License Agreement with GSK closes.

Risks Relating to Our Financial Condition and Need for Additional Capital

We have entered into a License Agreement with GSK, which is subject to closing conditions, including expiration or termination of the HSR waiting period, and if we are not able to close the transaction contemplated by the License Agreement we will not be able to receive the benefits expected from the License Agreement, which would materially and adversely affect our prospects for generating revenue from BREXAFEMME and ibrexafungerp.

In March 2023, we entered into a License Agreement with GSK, and the consummation of the transactions under the License Agreement is subject to the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act. If the closing conditions are not met, then absent a waiver from GSK we will not be able to close the transaction contemplated by the License Agreement. If this were to occur, then we would not be able to realize the benefits we expect from the License Agreement, including the potential to receive the development, regulatory, commercial and sales milestones, and royalties, contemplated by the License Agreement, and we would have expended significant time, money and effort in the development and commercialization of BREXAFEMME, which has been on the market since September 2021, and may not be able to realize a return on that investment.

Even if the License Agreement with GSK closes, we may not be able to realize the benefits we expect under the License Agreement if we are not able to develop ibrexafungerp.

Even if the License Agreement with GSK closes, our ability to generate revenues under the License Agreement is dependent upon our ability to further develop ibrexafungerp. The risks described below with respect to ibrexafungerp will continue to be risks for us as they may impede our ability to receive some or all of the development, regulatory, commercial and sales milestones, and royalties, contemplated by the License Agreement, which would materially and adversely affect our business and operating results.

We have never been profitable, we have only one product approved for commercial sale, and to date we have generated limited revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We are not profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception, including a net loss of $62.8 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of approximately $422.3 million. As discussed in Note 1 to the financial statements included in this Annual Report on Form 10-K, we have incurred significant losses and negative cash flows from operations and have limited capital resources to fund ongoing operations which raises substantial doubt about our ability to continue as a going concern. On a prospective basis, our strategic focus, along with the commitment of our financial resources, will be directed towards the development of ibrexafungerp. We had cash, cash equivalents, and short-term investments of $73.5 million as of December 31, 2022. We have suffered substantial losses from operations since inception and will require additional financing.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially as we:

•
conduct ongoing and initiate new clinical trials;
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

Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter to quarter or year to year due to a variety of factors, many of which are beyond our control. The following factors relating to our business, as well as factors described elsewhere in this report, may contribute to these fluctuations:

•
the costs associated with completing the ongoing clinical studies for ibrexafungerp, which are difficult for us to predict;
•
any delays in regulatory review and approval of ibrexafungerp;
•
delays in the timing of submission of any new drug application, or NDA, or supplement thereto, as well as commencement, enrollment and the timing of clinical testing, of any product candidates we may seek to develop;
•
our ability to close the transactions contemplated by the License Agreement with GSK;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. If the FDA requires that we perform additional studies beyond those that we currently expect, our expenses could increase beyond what we currently anticipate, the timing of the submission of our planned NDAs could be delayed, and any potential product approval could be delayed. We may need to raise additional funds from additional issuances of equity and/or debt securities or otherwise obtain funding through strategic alliances or collaborations with third parties. In any event, we will require additional capital to complete development of, to seek regulatory approval for and, if approval is obtained, to commercialize and any product candidates we may seek to develop.

When we are required to secure additional financing, the additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize ibrexafungerp and any product candidates we may seek to develop. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•
significantly delay, scale back or discontinue the development or commercialization of and any product candidates we may seek to develop;
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

On May 13, 2021, we entered into a loan payable with Hercules, as administrative agent and collateral agent (in such capacity, the Agent) and a lender, and SVB, as a lender (SVB, and collectively with Hercules in such capacity, the Lenders) for an aggregate principal amount of up to $60.0 million. Until we have repaid such indebtedness, the loan payable and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. In connection with the entering into of the License Agreement, we entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to which the Lenders consented to us entering into the License Agreement and we agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under Loan Agreement ($262,500), (iii) the final payment payable under Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments by us will become due upon the earliest of (A) one business day following receipt by us of the $90 million upfront payment payable to us under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement.

Unfavorable U.S. and global economic conditions could adversely affect our ability to access capital.

Our ability to access capital could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as COVID-19 and the conflict between Ukraine and Russia and related sanctions, bank failures, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our ability to access capital include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

For example, on March 10, 2023, we had a banking relationship with SVB, as described above. As of the closure of SVB on March 10, 2023, we held approximately $0.3 million in cash on deposit and approximately $7.0 million in a money market account with SVB who was administering the account as our agent. Our remaining cash, cash equivalents and short-term investments are primarily held in a money market account and in U.S. treasury securities that are unaffiliated with SVB and held with another financial institution acting as custodian, but which SVB administers on our behalf. We were able to access all cash, cash equivalents and short-term investments held at or through SVB and at our financial institution custodians. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors would have access to all of their money starting March 13, 2023. While we have not experienced any losses in such accounts, the recent failure of SVB exposed us to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates For Human Use

We cannot be certain that ibrexafungerp will receive regulatory approval in the additional indications we are pursuing, and without regulatory approval it will not be possible to market ibrexafungerp for these indications. Regulatory approval is a lengthy, expensive and uncertain process and there is no guarantee that ibrexafungerp will be approved by the FDA for the additional indications we are pursuing.

Our ability to generate additional significant revenue related to sales of ibrexafungerp by us, or by GSK following the GSK Closing, will depend on the successful development and regulatory approval of ibrexafungerp for indications in addition to the treatment of VVC and RVVC.

We currently have one product approved for sale, BREXAFEMME, which is approved for the treatment of VVC and for the reduction in the incidence of RVVC, and we cannot guarantee that we will obtain more marketable products. The development and commercialization of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market product candidates in the United States until and unless we receive approval of an NDA or NDA supplement from the FDA. An NDA supplement has not been submitted for ibrexafungerp for the treatment of refractory invasive fungal infections, invasive pulmonary aspergillosis or any other indications. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The product development and regulatory review process typically takes years to complete, involves numerous uncertainties and the potential for concerns to emerge late in the development process, and approval is never guaranteed. Even if a product is approved, the FDA may limit the indications for which the product may be used, require extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate, including the imposition of a Risk Evaluation and Mitigation Strategy, or REMS. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of a product candidate, once obtained, may be withdrawn. If ibrexafungerp or any of our other wholly-owned or partnered product candidates do not receive timely regulatory approval, or fail to maintain that regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, the submission of our NDA or the receipt of regulatory approval does not assure commercial success of any approved product.

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
•
inability to enroll patients, or slow down in the rate of enrolling patients, in clinical trials due to unforeseen natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control, such as COVID-19, which may cause participants to not want to participate in these trials or otherwise have any unnecessary contact with the medical community; and
•
inability to obtain sufficient funding to commence a clinical trial.

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

We have only submitted one NDA and one supplemental NDA before, and we may be unable to do so for ibrexafungerp in additional indications or any future product candidate we may seek to develop.

Merck completed seven Phase 1 clinical trials of ibrexafungerp and we have completed 17 Phase 1 clinical trials, four Phase 2 trials, and have initiated six Phase 3 trials, three of which have been completed and three of which are ongoing. The conduct of successful Phase 2 and Phase 3 clinical trials is essential in obtaining regulatory approval, and the submission of a successful NDA is a complicated process. We have limited experience in preparing and submitting regulatory filings, have previously only sponsored four Phase 2 clinical trials and six Phase 3 clinical trials, and we have only submitted one NDA and one NDA Efficacy Supplement. Consequently, we may be unable to successfully and efficiently execute and complete our ongoing and planned clinical trials in a way that is acceptable to the FDA and leads to an approval of additional indications for ibrexafungerp or any future product candidate we may seek to develop. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we may seek to develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing ibrexafungerp or any future product candidate we may develop.

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

If regulatory approval of the IV formulation of ibrexafungerp is not obtained, ibrexafungerp may not achieve broad market acceptance and sales will be limited.

On March 2, 2017, we announced that the FDA had placed a clinical hold on our IV formulation, instructing us to hold the initiation of any new clinical studies with our IV formulation until the FDA completes a review of all available pre-clinical and clinical data of the IV formulation of ibrexafungerp. In January 2018, we announced encouraging pre-clinical results for the prototype liposomal IV formulation of ibrexafungerp, showing improved local tolerability profile at the infusion site in head-to-head pre-clinical evaluations with the cyclodextrin-based IV formulation. In August 2018, we announced that as part of our development plans, the process for the liposomal formulation was transferred for scale-up purposes at a manufacturing site intended to provide clinical supplies. Additional preclinical evaluations were performed with the scaled-up formulation, which unexpectedly revealed differences in tolerability at the injection site, delaying advancement of the IV product into human trials. As it is generally recognized that changes to manufacturing processes and/or scale-up can impact the characteristics of drug products, particularly for more technically complex formulations such as liposomal products, we are currently working with our vendors and CMC experts to enable us to resume the pre-IND pre-clinical activities for the IV formulation of ibrexafungerp in the U.S. If the FDA does not permit us to initiate new clinical studies with our IV formulation, or following the GSK Closing GSK determines not to pursue the IV formulation, we will not be able to develop and commercialize an IV formulation of ibrexafungerp, which would harm our business prospects or our ability to receive payments with respect to the IV formulation under the License Agreement with GSK.

Our approved product and product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market or otherwise limit their sales.

It is impossible to predict when or if ibrexafungerp for indications other than VVC, RVVC or any other product candidate we may seek to develop will prove effective or safe, or whether we or GSK will receive marketing approval for ibrexafungerp for the treatment of indications other than VVC, RVVC, or whether we will receive marketing approval for any other products we may seek to develop. Unforeseen side effects from any product candidates could arise either during clinical development or, if approved, after the product has been marketed. The most commonly reported adverse events after oral administration of ibrexafungerp have been gastrointestinal (GI) events (i.e., nausea, diarrhea, vomiting). The gastrointestinal events reported have typically been transient (i.e., short duration), mild or moderate and not leading to discontinuation. The most commonly reported adverse events after IV administration of ibrexafungerp have been local reactions at the site of infusion. During our Phase 1 IV program in healthy volunteers, aimed to expand the safety margin that would allow greater flexibility of dosing options in patients, we observed three mild-to-moderate thrombotic events in healthy volunteers receiving the IV formulation of ibrexafungerp at the highest doses and highest concentrations in a Phase 1 study. These events were reported to FDA as 15-day alert reports because they were unexpected and required anticoagulant therapy. The potential contribution of the IV formulation of ibrexafungerp to these events cannot be ruled out even though rates of thrombotic events due to intravenous catheters reported in the literature are comparable to those observed in the Phase 1 study.

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
•
we or GSK may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•
there may be limitations on how the product can be promoted;
•
sales of the product may decrease significantly;
•
regulatory authorities may require us or GSK to take our approved product off the market;
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

If we are unable to establish an effective marketing infrastructure, we may not be able to successfully commercialize ibrexafungerp and any future product candidates we may seek to develop.

In the event that we are able to obtain regulatory approval to commercialize our product candidates and determine to develop sales, distribution and marketing capabilities, this would require substantial resources and would be time consuming. The costs incurred in the development of these capabilities, either internally or through a third-party contract sales organization, would be incurred in advance of any approval of a product candidate. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish our sales force and marketing capability, our operating results may be adversely affected. We currently have a development license and supply agreement with R-Pharm, a leading supplier of hospital drugs in Russia, pursuant to which we license to R-Pharm rights to develop and commercialize ibrexafungerp in the field of human health in Russia and certain smaller non-core markets. We plan to enter into additional sales and marketing or licensing arrangements with third parties for international sales of any approved products. If we are unable to enter into or maintain any such arrangements on acceptable terms, or at all, or these entities fail to perform as we intend under these agreements, we may be unable to market and sell ibrexafungerp or any future product candidates we may seek to develop in these markets.

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

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance in the United States for BREXAFEMME, ibrexafungerp, and any future product candidates we may seek to develop. If there is not sufficient reimbursement for our products, it is less likely that our products will be purchased by patients and/or providers.

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

Healthcare policy changes may have a material adverse effect on us.

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

On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden Administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect until 2031 unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

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

Before we or any commercial partners (including GSK) can market and commercialize any product candidates outside of the United States, there are numerous and varying regulatory requirements of other countries that will apply. Research and marketing authorization procedures vary among countries and can involve additional product testing and administrative review periods. The marketing authorization process in other countries may include all of the risks detailed above regarding failure to obtain FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country, or identification of potential safety concerns in one country, may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that:

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

The federal Health Insurance Portability and Accountability Act of 1996. or HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge the statute or specific intent to violate it, in order to have committed a violation.

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

Risks Related to Our Dependence on Third Parties

We are dependent on our License Agreement with GSK to commercialize ibrexafungerp other than in the Greater China region and in the Russian Federation and certain other countries, and if GSK is not successful in commercializing ibrexafungerp in these areas, we will lose a significant source of potential revenue.

Under the License Agreement with GSK, who will pay us milestone payments upon the achievement of specified regulatory, commercial and sales milestone events, as well as royalties on sales of ibrexafungerp in those countries in its territory, or determines not to pursue commercialization of ibrexafungerp in those countries, we will not receive any commercial or sales milestone or royalty payments under the License Agreement.

We are dependent on our existing third-party collaboration with Hansoh to commercialize ibrexafungerp in the Greater China region, and if Hansoh is not successful in commercializing ibrexafungerp in these areas, we will lose a significant source of potential revenue.

We currently have an exclusive license and collaboration agreement with Hansoh who will pay us milestone payments upon the achievement of specified development and commercial milestones. In addition, Hansoh will pay us royalties upon sales of ibrexafungerp by Hansoh. We are relying on Hansoh to commercialize ibrexafungerp in the Greater China area, including mainland China, Hong Kong, Macau, and Taiwan, and if Hansoh is not able to commercialize ibrexafungerp in those countries, or determines not to pursue commercialization of ibrexafungerp in those countries, we will not receive any milestone or royalty payments under the agreement.

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

Under our agreement with Merck, Merck was responsible for establishing the intellectual property rights to ibrexafungerp. As we were not responsible for the establishment of our intellectual property rights to ibrexafungerp, we have less visibility into the strength of our intellectual property rights to ibrexafungerp than if we had been responsible for the establishment of these rights. If Merck did not establish those rights such that they are of sufficient scope to protect ibrexafungerp, then we may not be able to prevent others from using or commercializing ibrexafungerp, and others may be able to assert intellectual property rights in ibrexafungerp and prevent us from further pursuing the development and commercialization of ibrexafungerp. Further, following the GSK Closing, GSK has prosecution and enforcement rights for this IP and, if GSK does not determine to pursue prosecution and enforcement of intellectual property, the value of this intellectual property may diminish or be lost.

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

As of March 1, 2023, we had 36 employees. Further, as we advance ibrexafungerp through preclinical studies, clinical trials and commercialization for other indications, we will need to increase our product development, scientific, marketing, sales and administrative headcount to manage these efforts. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive information, including personal data, business data, trade secrets, intellectual property, information we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information.

Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the U.S., federal, state, and local governments have enacted numerous privacy and data security laws and regulations,including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, impose certain obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information on “covered entities,” such as certain healthcare providers, health plans, and healthcare clearinghouses and their respective “business associates” that perform services for them. In addition, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties for violations of up to $7,500 per violation, as well as a private right of action for individuals impacted by certain data breaches. Although the CCPA includes exemptions for certain clinical trials data and data collected pursuant to HIPAA, the law may increase our compliance costs and potential liability with respect to other personal data we collect about California residents. Furthermore, the California Privacy Rights Act of 2020 expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law.

Other states, such as Virginia and Colorado, have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security, including information that we collect about patients in connection with clinical trials and our other operations abroad. For example, the EU’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for processing personal data, including health-related information. For example, under the EU GDPR,companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to the greater of 20 million euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose data privacy and security laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely process confidential, proprietary, and sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our confidential, proprietary, and sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of confidential, proprietary, and sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process confidential, proprietary, and sensitive data in a variety of contexts, including, without limitation, CROs, CMOs, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential, proprietary, and sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and confidential, proprietary, and sensitive data.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, such as governmental authorities, partners, and affected individuals, of security incidents. Such disclosures may involve inconsistent requirements and are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential, proprietary, and sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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
•
any delay in submitting an NDA or similar foreign applications for ibrexafungerp for the treatment of indications other than VVC, RVVC, and any future product candidate we may seek to develop or any adverse development or perceived adverse development with respect to the FDA’s review of that NDA or a foreign regulator’s review of a similar applications;
•
maintenance of our existing collaborations or ability to enter into new collaborations, including our ability to close the transactions contemplated by the License Agreement with GSK;
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

Our business could be adversely affected by the continuation of the exposure to COVID-19, in regions where we or third parties on which we rely have significant concentrations of clinical trial sites, manufacturing facilities, or other business operations.

Our business could be adversely affected by the continuation of the exposure to COVID-19, in regions where we or third parties on which we rely have significant concentrations of clinical trial sites, manufacturing facilities, or other business operations. We have a significant number of clinical trial sites in countries that have been directly affected by COVID-19, and depend on manufacturing operations for various stages of our supply chain in countries affected by COVID-19. The ultimate impact of COVID-19 is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our activities dependent on regulatory authorities, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Stockholders

As of March 1, 2023, there were approximately 50 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Further, we are restricted from paying cash dividends under the terms of our Loan Agreement with Hercules and Silicon Valley Bank. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our securities during the fourth quarter of 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the year ended December 31, 2022, are not necessarily indicative of results that may occur in future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

Overview

SCYNEXIS, Inc. is pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections. We are developing our lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (IV)/oral agent for severe, hospital-based indications. In June 2021 and December 2022, we announced that the U.S. Food and Drug Administration (FDA) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC), also known as vaginal yeast infection, and for the reduction in the incidence of recurrent vulvovaginal candidiasis (RVVC), respectively. In October 2022, we announced that were actively pursuing a U.S. commercialization partner to out-license BREXAFEMME in order to refocus our resources on the clinical development of ibrexafungerp for severe, hospital-based indications, while keeping BREXAFEMME on the market and available to patients, and we have ceased actively promoting BREXAFEMME.

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

Corporate Strategy Update

In October 2022, we announced a new corporate strategic direction by refocusing our resources on the further clinical development of ibrexafungerp for severe, hospital-based indications with both the oral and liposomal IV formulations, as multiple ongoing Phase 3 studies are progressing for a potential first approval in hospital indications in 2024 and a Phase 2 study of the IV formulation of ibrexafungerp is planned for 2023. Additionally, we concluded the partnership with our contracted commercial sales partner, Amplity Health (Amplity), on November 30, 2022, and we completed a workforce reduction primarily in the commercial function.

On March 30, 2023, we entered into a license agreement (the License Agreement) with GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK). Pursuant to the terms of the License Agreement, we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (the GSK Territory). If the existing licenses granted to or agreements with third parties are terminated with respect to any country, GSK will have an exclusive first right to negotiate with us to add those additional countries to the GSK Territory. We retain rights to all other assets, with GSK receiving a right of first negotiation (ROFN) to any other enfumafungin-derived compounds or products that we may control. The consummation of the transactions under the License Agreement is subject to the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act); provided, that either we or GSK may terminate the License Agreement if expiration or termination of the applicable waiting period under the HSR Act has not occurred within nine months of the signing of the License Agreement. The parties expect the transactions contemplated by the License Agreement to close in the second quarter of 2023.

Under the terms of the License Agreement, we will receive an upfront payment of $90 million. We are also eligible to receive potential:

•
regulatory approval milestone payments of up to $70 million;
•
commercial milestone payments of up to $115 million based on first commercial sale in invasive candidiasis (U.S./EU);
•
and sales milestone payments of up to $242.5 million based on annual net sales, with a total of $77.5 million to be paid upon achievement of multiple thresholds up through $200 million; a total of $65 million to be paid upon achievement of multiple thresholds between $300 million and $500 million; and $50 million to be paid at each threshold of $750 million and $1 billion.

We will be responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp but will have the potential to receive up to $75.5 million in success-based development milestones, which are comprised of up to $65 million for the achievement of three interim milestones associated with our continued performance of the ongoing MARIO Study and $10.5 million for the successful completion of the MARIO Study. See further details of the License Agreement, including financial terms, as described in Note 16 of Item 8 on this Annual Report.

We, Hercules Capital, Inc. (Hercules Capital) and Silicon Valley Bridge Bank, N.A. (SVB) are party to a Loan and Security Agreement dated as of May 13, 2021 (the Loan Agreement), pursuant to which Hercules Capital, SVB and each of the other lenders from time-to-time party to the Loan and Security Agreement (collectively, the Lenders) loaned to us $35 million. In connection with the entering into of the License Agreement, we entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to which the Lenders consented to us entering into the License Agreement and we agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under Loan Agreement ($262,500), (iii) the final payment payable under Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments by us will become due upon the earliest of (A) one business day following receipt by us of the $90 million upfront payment payable to us under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement.

Dr. Marco Taglietti, our former President and Chief Executive Officer, retired on December 31, 2022 and stepped down from the Board of Directors. David Angulo, M.D., who had served as Chief Medical Officer for the past seven years, became President and Chief Executive Officer and joined the Board of Directors, effective January 1, 2023. Additionally, Ivor Macleod joined as Chief Financial Officer on October 24, 2022. Mr. Macleod has more than thirty years of experience in the life sciences industry, including most recently as Chief Financial Officer of Athersys, Inc. The role of Chief Commercial Officer was eliminated in November 2022, and Christine Coyne, who had served in this leadership role since May 2021, transitioned from us to pursue other opportunities.

BREXAFEMME Update

In June 2021, the FDA approved BREXAFEMME for use in women with VVC. This approval was based on positive results from two Phase 3, randomized, double-blind, placebo-controlled, multi-center studies (VANISH-303 and VANISH-306), in which oral ibrexafungerp demonstrated statistically superior efficacy compared to placebo and a favorable tolerability profile in women with VVC. The FDA granted BREXAFEMME five years of exclusivity extension under the Generating Antibiotic Incentives Now (GAIN) Act, which will be added to any other applicable exclusivity periods, such as the five years of new chemical entity (NCE) exclusivity, for a combined ten-year period of regulatory exclusivity. BREXAFEMME also is protected by multiple patents, including a composition-of-matter patent covering the ibrexafungerp molecule. With patent term extension, this patent is expected to expire in 2035, providing an expected 13 years of protection from generic competitors in the U.S. In December 2022, we announced that the FDA approved a second indication for BREXAFEMME for the reduction in the incidence of RVVC, with the potential for peak U.S. sales combined for the treatment of VVC and RVVC estimated over $400 million.

On March 30, 2023, we entered into the License Agreement with GSK. Pursuant to the terms of the License Agreement, we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in the GSK Territory.

Ibrexafungerp Update

Enrollment is continuing in our prospective, randomized, double-blind, global Phase 3 study to evaluate the efficacy, safety and tolerability of oral ibrexafungerp as a step-down therapy for patients with IC including candidemia following IV echinocandin therapy in the hospital compared to currently available therapies (the MARIO study). Eligible patients with IC will receive treatment with IV echinocandin and will then be switched to either oral ibrexafungerp or a standard of care option, either oral fluconazole or best available therapy for subjects with infections caused by fluconazole non-susceptible strains, once step-down criteria are met. Approximately 220 patients will be enrolled and randomized in the study, and we expect topline results in the first half of 2024 and a potential approval by the end of 2024.

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

We achieved a target enrollment of 200 patients in our Phase 3 FURI study investigating the potential of ibrexafungerp as a treatment for fungal infections that are refractory or intolerant to other antifungals, including infections caused by Candida auris (C. auris), and anticipate study completion activities in the first half of 2023 with a Data Review Committee review and topline data in the first half of 2024. We also achieved a target enrollment of 30 patients in our Phase 3 CARES study, focused on patients with infections caused by C. auris which will follow similar completion and reporting timing to the Phase 3 FURI study. The data from the MARIO study along with data from FURI and CARES studies are intended to be supportive of an NDA submission in 2024 with an anticipated first approval for an indication in the hospital setting later in 2024. If the License Agreement closes, such NDA submission would be made by GSK and any resulting approval would be held by GSK.

We completed our Phase 1 randomized, double-blind, placebo-controlled single and multiple ascending dose study evaluating the safety, tolerability, and pharmacokinetics of the liposomal IV formulation of ibrexafungerp in 64 healthy subjects with treatment durations of up to seven days. The liposomal IV formulation of ibrexafungerp was designed to optimize tolerability and address dose-limiting infusion site irritation adverse events observed with previous formulations. The liposomal IV formulation of ibrexafungerp was generally well tolerated with no serious adverse events reported. The most common adverse events were mostly mild (few moderate) reactions at the infusion site. The dosing was successfully progressed until the target exposure was achieved (i.e., exposure associated with efficacy from animal models). If the License Agreement does not occur, we are planning to begin a Phase 2 study of the liposomal IV formulation in 2023.

We have completed the enrollment of SCYNERGIA, although the number of patients is smaller than initially projected. The prioritization of hospital resources toward addressing COVID-19 has impacted the ability of many institutions to focus on screening and enrolling patients into some clinical trials, including SCYNERGIA. We expect to provide topline data for SCYNERGIA in the first half of 2023.

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

In the fourth quarter of 2022, we announced that a $3.0 million National Institutes of Health (NIH) grant was awarded to Case Western Reserve University researchers to study our second generation fungerp (SCY-247). SCY-247 is a broad-spectrum, antifungal under development by us and has as a potential oral and IV systemic therapeutic option for multiple drug-resistant pathogens. The grant is intended to further characterize the potential of SCY-247 to fight Candida auris, a multidrug-resistant pathogen named as an “urgent threat” by the Centers for Disease Control (CDC) and included in the “critical priority group” on the World Health Organization (WHO) fungal priority pathogens list (FPPL). Previous preclinical investigations with SCY-247 have reported potent antifungal activity in in vitro studies, favorable pharmacokinetic profile and promising efficacy in mice models of IC. We plan to continue progressing the development of SCY-247 as a next generation fungerp in the fight against life-threatening fungal diseases.

Liquidity

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, December 2020, and April 2022. Our principal source of liquidity is cash, cash equivalents, and short-term investments which totaled $73.5 million as of December 31, 2022 and we have the availability to issue up to $46.2 million of our common stock under our at-the-market facility with Cantor Fitzgerald & Co. (Cantor) and Ladenburg Thalmann & Co. Inc. (Ladenburg). We received $30.0 million in 2021 and received $5.0 million in 2022 under our Loan Agreement with Hercules and Silicon Valley Bank. In March 2023, in connection with the entering into of the License Agreement with GSK, we, Hercules and SVB entered into a First Amendment and Consent to Loan and Security Agreement pursuant to which the lenders under the Loan Agreement consented to us entering into the License

Agreement and we agreed to pay to the lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under Loan Agreement ($262,500), (iii) the final payment payable under Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments by us will become due upon the earliest of (A) one business day following receipt by us of the $90 million upfront payment payable to us under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement. See “Liquidity and Capital Resources” below for amounts sold under the ATM with Cantor and Ladenburg, and the amounts sold under our common stock purchase agreement with Aspire Capital which expired in October 2022.

We have incurred net losses since our inception, including the year ended December 31, 2022. As of December 31, 2022, our accumulated deficit was $422.3 million. We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy. Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations and ongoing operations, but that our selling, general and administrative expenses will decrease as we have ceased the active promotional activities associated with BREXAFEMME for the VVC indication. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements, including under our ATM.

Components of Operating Results

Revenue

Revenue primarily consists of product sales of BREXAFEMME and a non-refundable upfront payment received under our license agreement with Hansoh.

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
•
interest income associated with our held-to-maturity short-term investments and money market account; and
•
the expense recognized for the extinguishment of debt.

Income Tax Benefit

To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. For the year ended December 31, 2022, our income tax benefit recognized consists primarily of an income tax benefit associated with the sale of our NOLs and research and development credits.

Results of Operations for the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, and period-to-period percentage change (dollars in thousands):

	Years Ended December 31,
	2022	2021	Period-to-Period Change
Revenue:
Product revenue, net	$4,988	$1,113	3,875	348.2%
License agreement revenue	103	12,050	(11,947)	(99.1)%
Total revenue	5,091	13,163	(8,072)	(61.3)%
Operating expenses:
Cost of product revenue	628	312	316	101.3%
Research and development	27,259	23,773	3,486	14.7%
Selling, general and administrative	62,961	49,916	13,045	26.1%
Total operating expenses	90,848	74,001	16,847	22.8%
Loss from operations	(85,757)	(60,838)	(24,919)	41.0%
Other (income) expense:
Loss on extinguishment of debt	—	2,725	(2,725)	(100.0)%
Amortization of debt issuance costs and discount	1,589	1,303	286	21.9%
Interest income	(1,415)	(24)	(1,391)	5795.8%
Interest expense	5,198	2,660	2,538	95.4%
Other income	(3)	(13)	10	(76.9)%
Warrant liabilities fair value adjustment	(22,301)	(30,365)	8,064	(26.6)%
Derivative liabilities fair value adjustment	(1,316)	(1,170)	(146)	12.5%
Total other income	(18,248)	(24,884)	6,636	(26.7)%
Loss before taxes	(67,509)	(35,954)	(31,555)	87.8%
Income tax benefit	4,700	3,088	1,612	52.2%
Net Loss	$(62,809)	$(32,866)	$(29,943)	91.1%

Revenue. For the year ended December 31, 2022, revenue consists primarily of product sales of BREXAFEMME, for which we began commercialization in the second half of 2021. For the year ended December 31, 2021, revenues consists primarily of a non-refundable upfront payment received under our license agreement with Hansoh.

Cost of Product Revenues. For the year ended December 31, 2022, cost of product revenue consists primarily of distribution, freight, and royalty costs associated with BREXAFEMME. Prior to the regulatory approval of BREXAFEMME on June 1, 2021, we expensed $3.4 million as research and development expense the costs associated with the third-party manufacture of BREXAFEMME which was recognized primarily in 2020. We expect that these quantities of BREXAFEMME previously expensed prior to June 1, 2021, will be sold by us or GSK over approximately the next 12 months.

Research and Development. For the year ended December 31, 2022, research and development expenses increased to $27.3 million from $23.8 million for the year ended December 31, 2021. The increase of $3.5 million, or 14.7%, was primarily driven by an increase of $3.0 million in clinical development expense, an increase of $1.0 million in preclinical expense, an increase of $0.5 million in both salary and stock compensation expense, offset by a decrease of $1.3 million in chemistry, manufacturing, and controls (CMC) expense, and a $0.2 million decrease in other research and development expense.

The $3.0 million increase in clinical development expense for the year ended December 31, 2022, was primarily driven by an increase of $5.3 million in expense associated with the costs for the MARIO study which was initiated in the fourth quarter of 2021, an increase of $1.3 million in expense associated with the VANQUISH study, offset in part by a $3.4 million decrease in expense associated with the CANDLE Phase 3 study which was substantially complete in the first quarter of 2022. The $1.0 million increase in preclinical expense was primarily associated with the expense recognized for certain preclinical studies associated with the IV liposomal formulation conducted in the current period. The $0.5 million increase in both salary and stock compensation expense is primarily driven by the increase in employees in comparison to the prior period and by the increase in restricted stock unit grants made in the first quarter of 2022, respectively. The $1.3 million decrease in CMC expense for the year ended December 31, 2022, was primarily driven by a $0.9 million decrease in expense for third-party drug product manufacturing in the current period.

Selling, General and Administrative. For the year ended December 31, 2022, selling, general and administrative expenses increased to $63.0 million from $49.9 million for the year ended December 31, 2021. The increase of $13.0 million, or 26.1%, was primarily driven by a $8.6 million increase in commercial related expense, an increase of $1.6 million in salary and payroll related costs, and an increase of $1.5 million in professional fees, all primarily due to the costs recognized to support the commercialization of BREXAFEMME, an increase of $1.0 million in stock compensation expense, and an increase of $1.9 million primarily in severance expense associated with our reduction in workforce, offset in part by a decrease of $0.9 million in medical affairs expense and a $0.7 million decrease in business development expense due to the Hansoh license agreement entered into in 2021.

Loss on Extinguishment of Debt. For the year ended December 31, 2021, we recognized a $2.7 million loss on extinguishment of debt associated with the January 2021 conversation of our remaining April 2020 convertible notes.

Amortization of Debt Issuance Costs and Discount. For the years ended December 31, 2022 and 2021, we recognized $1.6 million and $1.3 million in amortization of debt issuance costs and discount. The 2022 and 2021 debt issuance costs and discount for our March 2019 convertible notes primarily consisted of an allocated portion of advisory fees, issuance costs, and the initial fair value of the derivative liability. The 2022 and 2021 debt issuance costs and discount for our Loan Agreement with Hercules Capital, Inc. and Silicon Valley Bank (the Loan Agreement) comprised issuance and commitment costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement.

Interest Income. For the years ended December 31, 2022 and 2021, we recognized $1.4 million and $24,000, respectively, in interest income associated with our money market account and short-term investments. The increase in interest income was primarily due to the increase in the interest rate on our money market account.

Interest Expense. For the years ended December 31, 2022 and 2021, we recognized $5.2 million and $2.7 million, respectively, in interest expense associated with our Loan Agreement and convertible debt. The increase in interest expense was primarily driven by the increase in the interest rate associated with the Loan Agreement entered into in May 2021.

Other Income. For the years ended December 31, 2022 and 2021, we recognized $3,000 and $13,000 in other income associated with certain research and development tax credits.

Warrant Liabilities Fair Value Adjustment. For the years ended December 31, 2022 and 2021, we recognized gains of $22.3 million and $30.4 million, respectively, for the fair value adjustment for warrant liabilities primarily due to the decrease in our stock price during the periods.

Derivative Liabilities Fair Value Adjustment. For the years ended December 31, 2022 and 2021, we recognized gains of $1.3 million and $1.2 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the periods.

Income Tax Benefit. For the year ended December 31, 2022, we recognized a $4.7 million income tax benefit associated with the sale of a portion of our NOLs and research and develop1ent credits. For the year ended December 31, 2021, we recognized a $4.1 million income tax benefit associated with the sale of a portion of our NOLs and research and development credits and $1.1 million of tax withholding expense primarily associated with the upfront payment received from Hansoh.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash, cash equivalents, and short-term investments of approximately $73.5 million, compared to cash and cash equivalents of $104.5 million as of December 31, 2021. The decrease in our cash, cash equivalents, and short-term investments was primarily due to the selling, general and administrative expenses in part to support the commercial launch of BREXAFEMME and the continued development costs associated with ibrexafungerp, offset in part due to the $41.8 million in net proceeds we raised from our public offering of our common stock and warrants in April 2022.

We have incurred net losses since our inception, including the year ended December 31, 2022. As of December 31, 2022, our accumulated deficit was $422.3 million. We anticipate that we will continue to incur losses for at least the next several years. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our Form S-3 shelf registration statements. During the year ended December 31, 2022, we sold 137,610 shares of our common stock and received net proceeds of $0.7 million under our at-the-market (ATM) facility, sold 425,000 shares of our common stock and received net proceeds of $1.6 million under our common stock purchase agreement with Aspire Capital, and in February 2022, we received a cash receipt of $4.7 million from a third party for the sale of a portion of our unused New Jersey Net Operating Losses (NOLs) and research and development credits.

Cash Flows

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Years Ended December 31,
	2022	2021
Cash, cash equivalents, and restricted cash, January 1	$104,702	$93,314
Net cash used in operating activities	(79,883)	(54,560)
Net cash used in investing activities	(27,389)	(1,172)
Net cash provided by financing activities	48,602	67,120
Net (decrease) increase in cash, cash equivalents, and restricted cash	(58,670)	11,388
Cash, cash equivalents, and restricted cash, December 31	$46,032	$104,702

Operating Activities

The $25.3 million increase in net cash used in operating activities for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to the increase in selling, general and administrative expenses to support the commercial launch of BREXAFEMME and the continued development costs associated with ibrexafungerp. In the prior comparable period, we received a cash receipt of $10.0 million from Hansoh, as consideration for the licenses under our agreement with Hansoh in February 2021, that offset selling, general and administrative expenses to support the commercial launch of BREXAFEMME and the continued development costs associated with ibrexafungerp and ongoing operations. Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations and ongoing operations, but that our selling, general and administrative expenses will decrease as we wind down the promotional activities associated with BREXAFEMME for the VVC indication.

Net cash used in operating activities of $79.9 million for the year ended December 31, 2022, primarily consisted of the $62.8 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $22.3 million and stock-based compensation expense of $3.7 million, the gain on change in fair value of the derivative liabilities of $1.3 million, and the amortization of debt issuance costs and discount of $1.6 million, plus a net favorable change in operating assets and liabilities of $0.8 million. The net favorable change in operating assets and liabilities consisted primarily of an increase in accrued expenses, other liabilities and other of $2.3 million due to the increase of $2.4 million in other liabilities associated with the long term deferred fees due to Amplity, a decrease in prepaid expenses, other assets deferred costs and other of $1.6 million primarily due to a $1.1 million decrease in prepaid inventory, offset in part due to a decrease in accounts payable of $1.5 million and an increase in accounts receivable of $1.2 million.

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

Investing Activities

Net cash used in investing activities of $27.4 million for the year ended December 31, 2022, consisted of purchases of short-term investments.

Net cash used in investing activities of $1.2 million for the year ended December 31, 2021, consisted solely of purchases of intangible assets associated with implementation costs for internal use software.

Financing Activities

Net cash provided by financing activities of $48.6 million for the year ended December 31, 2022, consisted primarily of the gross proceeds of $45.0 million from the April 2022 public offering, the $2.2 million in gross proceeds from common stock issued under our ATM and common stock purchase agreement, and the $5.0 million received from the Loan Agreement, offset in part by payments of offering costs and underwriting discounts and commissions of $3.6 million.

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

Future Cash Needs and Funding Requirements

To date, we have generated minimal revenue from product sales. We do not know if or when we will be able to generate significant revenue from product sales. In addition, we expect to incur expenses in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We anticipate that we will need substantial additional funding in connection with our continuing future operations. As discussed in Note 1 to the financial statements included in this Annual Report on Form 10-K, we have incurred significant losses and negative cash flows from operations and have limited capital resources to fund ongoing operations which raises substantial doubt about our ability to continue as a going concern.

We received $30.0 million in 2021 and received $5.0 million in 2022 under our Loan Agreement with Hercules and Silicon Valley Bank. In March 2023, in connection with the entering into of the License Agreement with GSK, we, Hercules and SVB entered into a First Amendment and Consent to Loan and Security Agreement pursuant to which the lenders under the Loan Agreement consented to us entering into the License Agreement and we agreed to pay to the lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under Loan Agreement ($262,500), (iii) the final payment payable under Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments by us will become due upon the earliest of (A) one business day following receipt by us of the $90 million upfront payment payable to us under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement.

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

•
our ability to close the transactions contemplated by the License Agreement with GSK;
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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, similar to our Loan Agreement or the convertible senior notes we sold in March 2019 and April 2020, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements for the year ended December 31, 2022, included in this Annual Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

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
•
Chargebacks - For certain entities, pricing on BREXAFEMME is extended below wholesaler list price. Entities that purchase BREXAFEMME from wholesalers at the lower program price then remit us the difference between their acquisition cost and the lower program price, resulting in a reduction of product revenue. Accounts receivable is reduced for the estimated amount of unprocessed chargeback claims attributable to sale.
•
Commercial Rebates – We contract with commercial payors such as insurers and PBMs and offer rebates for utilization and formulary status. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue.

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

Stock-based compensation expense has been reported in our statements of operations as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$1,076	$631
Selling, general and administrative	2,436	1,457
Total	$3,512	$2,088

On December 31, 2022, the aggregate intrinsic value of outstanding options to purchase shares of our common stock was zero, based upon the $1.56 closing sales price per share of our common stock as reported on the Nasdaq Global Market on that date.

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
•
we determine the average expected life of stock options based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110. We expect to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term;
•
we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and
•
we recognize forfeitures as they are incurred.

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2022 and 2021 are set forth below:

Employee Stock Options	Years Ended December 31,
	2022	2021
Weighted average risk-free interest rate	2.45%	0.64%
Weighted average expected term (in years)	6.04	5.15
Weighted average expected volatility	73.80%	62.10%

Non-Employee Stock Options	Years Ended December 31,
	2022	2021
Weighted average risk-free interest rate	3.18%	0.74%
Weighted average expected term (in years)	5.63	5.79
Weighted average expected volatility	74.20%	69.56%

Warrant Liabilities

We account for the outstanding warrants associated with the March 2018, December 2019, December 2020, and April 2022 public offerings as well as the Loan Agreement warrants associated with the remaining unfunded tranches as liabilities measured at fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model. We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities and utilize the remaining term of the warrant as the expected term. We estimate expected volatility using the historical volatility of our common stock given we have sufficient history to support the expected terms of the warrants and implied volatility. See Note 2 to our consolidated financial statements on this Annual Report for further details.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SCYNEXIS, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses and negative cash flows from operations and has limited capital resources to fund ongoing operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We identified management’s estimation of certain GTN adjustments, specifically copay and commercial rebates (“GTN rebates”) as a critical audit matter, given the complexity involved in determining the significant assumptions used in estimating the transaction price. Auditing these estimates involved especially subjective judgment and audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the Company’s GTN rebates included the following, among others:

•
We evaluated management's significant accounting policies related to GTN rebates for reasonableness and consistency.
•
We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to calculate GTN rebates.
•
We tested the mathematical accuracy of GTN rebates.
•
We tested the overall reasonableness of GTN rebates recorded at period end by developing an expectation for comparison to actual recorded balances.
•
We tested GTN rebate claims processed by the Company, including evaluating those claims for consistency with the conditions and terms of the Company’s contractual arrangements.

/s/ DELOITTE & TOUCHE LLP

Morristown, New Jersey

March 31, 2023

We have served as the Company's auditor since 2000.

SCYNEXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$45,814	$104,484
Short-term investments	27,689	—
Prepaid expenses and other current assets	2,503	3,569
Accounts receivable, net	2,101	861
Inventory, net	899	463
Restricted cash	55	—
Total current assets	79,061	109,377
Other assets	5,511	6,235
Deferred offering costs	73	150
Restricted cash	163	218
Intangible assets, net	408	1,056
Operating lease right-of-use asset (Note 9)	2,594	2,801
Total assets	$87,810	$119,837
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,937	$7,848
Accrued expenses	5,628	5,698
Other liabilities, current portion (See Note 8)	5,771	—
Operating lease liability, current portion (Note 9)	282	70
Total current liabilities	17,618	13,616
Other liabilities	—	3,345
Warrant liabilities	18,644	18,062
Convertible debt and derivative liability (Note 8)	11,001	11,607
Loan payable (Note 8)	34,393	28,745
Operating lease liability (Note 9)	2,921	3,204
Total liabilities	84,577	78,579
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of December 31, 2022 and 100,000,000 shares as of December 31, 2021; 32,682,342 and 28,705,334 shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	36	32
Additional paid-in capital	425,485	400,705
Accumulated deficit	(422,288)	(359,479)
Total stockholders’ equity	3,233	41,258
Total liabilities and stockholders’ equity	$87,810	$119,837

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Revenue:
Product revenue, net	$4,988	$1,113
License agreement revenue	103	12,050
Total revenue	5,091	13,163
Operating expenses:
Cost of product revenue	628	312
Research and development	27,259	23,773
Selling, general and administrative	62,961	49,916
Total operating expenses	90,848	74,001
Loss from operations	(85,757)	(60,838)
Other (income) expense:
Loss on extinguishment of debt	—	2,725
Amortization of debt issuance costs and discount	1,589	1,303
Interest income	(1,415)	(24)
Interest expense	5,198	2,660
Other income	(3)	(13)
Warrant liabilities fair value adjustment	(22,301)	(30,365)
Derivative liability fair value adjustment	(1,316)	(1,170)
Total other income	(18,248)	(24,884)
Loss before taxes	(67,509)	(35,954)
Income tax benefit	4,700	3,088
Net loss	$(62,809)	$(32,866)
Net loss per share – basic and diluted	$(1.47)	$(1.25)
Weighted average common shares outstanding – basic and diluted	42,613,510	26,384,713

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances as of December 31, 2020	19,663,698	$20	$349,351	$(326,613)	$22,758
Net loss	—	—	—	(32,866)	(32,866)
Stock-based compensation expense	—	—	2,088	—	2,088
Common stock issued through employee stock purchase and stock option plans	4,943	—	22	—	22
Common stock issued, net of expenses	8,067,562	11	41,029	—	41,040
Common stock issued for conversion of April 2020 Notes	959,080	1	7,452	—	7,453
Common stock issued for vested restricted stock units	10,051	—	(3)	—	(3)
Vested Loan Agreement warrants	—	—	766	—	766
Balances as of December 31, 2021	28,705,334	$32	$400,705	$(359,479)	$41,258
Net loss	—	—	—	(62,809)	(62,809)
Stock-based compensation expense	—	—	3,685	—	3,685
Common stock issued through employee stock purchase and stock option plans	6,834	—	18	—	18
Common stock issued, net of expenses	3,895,943	4	21,006	—	21,010
Common stock issued for vested restricted stock units	74,231	—	—	—	—
Vested Loan Agreement warrants	—	—	71	—	71
Balances as of December 31, 2022	32,682,342	$36	$425,485	$(422,288)	$3,233

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(62,809)	$(32,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	606	379
Stock-based compensation expense	3,686	2,088
Accretion of investment discount	(309)	—
Amortization of debt issuance costs and discount	1,589	1,303
Change in fair value of warrant liabilities	(22,301)	(30,365)
Change in fair value of derivative liabilities	(1,316)	(1,170)
Noncash operating lease expense for right-of-use asset	207	198
Loss on extinguishment of debt	—	2,725
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	1,636	1,597
Accounts receivable	(1,240)	(861)
Inventory	(436)	(5,292)
Accounts payable	(1,481)	2,763
Accrued expenses, other liabilities, and other	2,285	4,941
Net cash used in operating activities	(79,883)	(54,560)
Cash flows from investing activities:
Purchase of intangible assets	(9)	(1,172)
Purchase of investments	(27,380)	—
Net cash used in investing activities	(27,389)	(1,172)
Cash flows from financing activities:
Proceeds from common stock issued	47,248	38,552
Payments of offering costs and underwriting discounts and commissions	(3,638)	(205)
Proceeds from loan payable	5,000	30,000
Payments of loan payable issuance costs	(26)	(1,253)
Proceeds from employee stock purchase plan issuances	18	22
Repurchase of shares to satisfy tax withholdings	—	4
Net cash provided by financing activities	48,602	67,120
Net (decrease) increase in cash, cash equivalents, and restricted cash	(58,670)	11,388
Cash, cash equivalents, and restricted cash at beginning of period	104,702	93,314
Cash, cash equivalents, and restricted cash at end of period	$46,032	$104,702
Supplemental cash flow information:
Cash paid for interest	$5,190	$2,255
Cash received for interest	$1,106	$24
Noncash financing and investing activities:
Purchased intangible assets included in accounts payable and accrued expenses	$—	$78
Deferred offering and issuance costs included in accounts payable	$—	$430
Deferred offering costs reclassified to additional paid-in capital	$77	$86
Common stock issued for settlement of senior convertible notes	$—	$7,452
Reclass of warrant liability to additional paid in capital	$71	$298
Reclass of deferred asset associated with issuance of loan payable to debt discount	$206	$390
Settlement of liability for exercise of warrants	$—	$3,091

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, and is pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections. The Company is developing its lead product candidate, ibrexafungerp, as a broad-spectrum, intravenous (“IV”)/oral agent for severe, hospital-based indications. In June 2021, the U.S. Food and Drug Administration (“FDA”) approved BREXAFEMME® (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (“VVC”), also known as vaginal yeast infection. In December 2022, the Company announced that the FDA approved a second indication for BREXAFEMME for the reduction in the incidence of recurrent vulvovaginal candidiasis ("RVVC").

In October 2022, the Company announced that it was actively pursuing a U.S. commercialization partner to out-license BREXAFEMME in order to refocus its resources on the clinical development of ibrexafungerp for severe, hospital-based indications. As a result, the Company has wound down its promotional activities associated with BREXAFEMME, while keeping BREXAFEMME on the market and available to patients, and has ceased actively promoting BREXAFEMME. Additionally, the Company concluded the partnership with its contracted commercial sales partner, Amplity Health ("Amplity"), on November 30, 2022, and the Company undertook a workforce reduction.

In March 2023, the Company entered into a license agreement (the "License Agreement") with GlaxoSmithKline Intellectual Property (No. 3) Limited ("GSK"), subject to customary closing conditions, in which the Company granted GSK an exclusive (even as to the Company and its affiliates), royalty-bearing, sublicensable license for the development and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (See Note 16).

The Company is party to a Loan and Security Agreement, dated May 13, 2021, with Hercules Capital, Inc. ("Hercules Capital") and Silicon Valley Bridge Bank, N.A. (“SVB”) (the Loan Agreement), pursuant to which Hercules Capital, SVB and each of the other lenders from time-to-time party to the Loan Agreement (collectively, the “Lenders”) loaned to the Company $35 million as of December 31, 2022.

In connection with the entering into of the License Agreement, the Company entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to the Lenders consented to the Company entering into the License Agreement and the Company agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement, (ii) the prepayment fee payable under Loan Agreement (approximately $0.3 million), (iii) the final payment payable under Loan Agreement (approximately $1.4 million), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments by the Company will become due upon the earliest of (A) one business day following receipt by the Company of the $90 million upfront payment payable to the Company under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions are eliminated in consolidation.

Liquidity and Going Concern

The Company has funded its operations primarily through a combination of net proceeds from equity offerings, debt financings, and other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing arrangements. To date, the Company has generated minimal revenue from product sales. The Company does not know if or when the Company will be able to generate significant revenue from product sales. In addition, the Company expects to incur expenses in connection with the Company's ongoing development activities, particularly as the Company continues the research, development and clinical trials of, and seek regulatory approval for, its product candidates. The Company anticipates that it will need substantial additional funding in connection with its continuing future operations.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with ASC 205-40, Going Concern:

•
The Company has incurred recurring losses since its inception, including net losses of $62.8 million and $32.9 million for the years ended December 31, 2022 and 2021, respectively. In addition, as of December 31, 2022, the Company had an accumulated deficit of $422.3 million. The Company expects to continue to generate operating losses for the foreseeable future.

•
As of December 31, 2022, the Company had approximately $73.5 million of unrestricted cash, cash equivalents and short-term investments available to fund the Company’s operations.
•
The Company expects to incur substantial expenditures to fund its operations and ongoing development activities for the foreseeable future. In order to fund its operations and ongoing development activities, the Company will need to secure additional sources of outside capital. As noted above and as further disclosed in Note 16, the Company entered into a License Agreement with GSK in March 2023, in which the Company granted GSK with an exclusive license for the development and commercialization of ibrexafungerp, including the approved product BREXAFEMME. The closing of the License Agreement is subject to the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and therefore the related cash flows, including the upfront payment of $90 million, were not included in the Company’s ASC 205-40 analysis as of the issuance date. Management expects the License Agreement to close during the second quarter of 2023.
•
In the event the License Agreement does not close, the Company may be unable to meet its obligations as they become due over the next twelve months beyond the issuance date. In that regard, management will be required to seek other strategic alternatives, which may include, raising additional capital through equity offerings, including utilizing our existing facility, debt financings, or other non-dilutive third-party funding. While the Company has a history of successfully raising capital in this manner, management can provide no assurance that additional capital will be secured or on terms that are acceptable to the Company. In the event the Company is unable to secure additional capital, management will be required to seek other strategic alternatives, which may include, among others, delaying expenditures, reducing the scope of its research and development programs, significant changes to its operating plan, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy.
•
As disclosed in Note 8, the Company is required to maintain compliance with certain covenants prescribed by the Term Loan. The first covenant pertains to a minimum cash requirement whereby the Company must maintain a minimum amount of unrestricted and unencumbered cash in accounts with the lender at all times that represents at least 50% of the outstanding principal on the Term Loan (the “minimum cash”). In the event the minimum cash is not maintained, the second covenant requires the Company to maintain compliance with a trailing three-month net product revenue threshold (the “revenue covenant”). As of December 31, 2022 and through the issuance date, the Company met the minimum cash requirement. However, management can provide no assurance that the minimum cash will be maintained for at least twelve months beyond the issuance date. If the Company does not meet the minimum cash requirement and, as such, must maintain compliance with the revenue covenant, management does not expect the Company will be able to comply with the revenue covenant for any period over the next twelve months beyond the issuance date. If the Company is required to comply with, but does not maintain compliance with, the revenue covenant, management may seek a waiver from the lender or refinance the outstanding borrowings under the Term Loan with another lender. However, management can provide no assurance a waiver will be granted by the lender or on terms that are acceptable to the Company. Similarly, management can provide no assurance that the Company will be able to refinance the amounts outstanding on the Term Loan or obtain a new loan on terms that are acceptable to the Company. In the event a waiver is not granted, or the Term Loan is not refinanced, the lender may exercise any and all of its rights and remedies provided for under the borrowing agreement which may include, among others, entering into a forbearance agreement, demanding payment, and/or seizing the underlying assets secured by the Term Loan.
•
Further, as noted above, the Company entered into an amendment to the Loan Agreement in March 2023, which amends the original terms of the Loan Agreement to require that the outstanding principal and accrued and unpaid interest amounts, the prepayment fee and the final payment will become due and payable at the earliest of (A) one business day following receipt by the Company of the upfront payment payable to the Company under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement. While management expects that the License Agreement will close during the second quarter of 2023, if the License Agreement were unable to close or were to close at a later date than originally expected, the amendment to the Loan agreement would require the Company to repay the amounts due under the Loan Agreement potentially prior to the close of the License Agreement.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments include: revenue recognition including gross to net estimates and the identification of performance obligations in licensing arrangements; determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimates and assumptions utilized in measuring the fair values of the warrant and derivative liabilities each reporting period.

2.
Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash on deposit, cash equivalents, short-term investments, and accounts receivable. The Company's money market fund investment (recognized as cash and cash equivalents) and short-term investments are with what the Company believes to be high quality issuers. The Company has not experienced any significant losses in such accounts. See Note 11 for concentrations of credit risk associated with the Company’s accounts receivable and revenue with customers.

As of December 31, 2022, the Company held cash, cash equivalents, and short-term investments at Silicon Valley Bank (“SVB”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. As of the closure of SVB on March 10, 2023, the Company held approximately $0.3 million in cash on deposit and approximately $7.0 million in a money market account with SVB who was administering the account as our agent. The Company's remaining cash, cash equivalents and short-term investments are primarily held in a money market account and in U.S. treasury securities that are unaffiliated with SVB and held with another financial institution acting as custodian, but which SVB administers on the Company's behalf. The Company is able to access all cash, cash equivalents and short-term investments held at or through SVB and at our financial institution custodians. The Company has not experienced any losses in such accounts.

Cash and Cash Equivalents

The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents. The Company reported cash, cash equivalents, and restricted cash of $46.0 million and $104.7 million as of December 31, 2022 and 2021, respectively. See Note 9 for further details on the nature of the restricted cash.

Short-Term Investments

The Company's held-to-maturity short-term investments in U.S. government securities are carried at amortized cost and any premiums or discounts are amortized or accreted through the maturity date of the investment. Any impairment that is not deemed to be temporary is recognized in the period identified.

Accounts Receivable, Net

Accounts receivable are reported on the accompanying consolidated balance sheet at outstanding amounts due from customers for product sales net of discounts, chargebacks, and wholesaler distribution fees. The Company evaluates the collectability of accounts receivable on a regular basis, by reviewing the financial condition and payment history of its customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. An allowance for doubtful accounts is recorded when a receivable is deemed to be uncollectible. The Company did not record an allowance for doubtful accounts as of December 31, 2022.

Inventory, Net

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

Product Revenue, Net

The Company sells BREXAFEMME primarily to wholesalers in the United States and are initially invoiced at contractual list prices. These wholesalers subsequently resell BREXAFEMME to specialty and other retail pharmacies. In addition to agreements with the wholesalers, the Company enters into arrangements with third-party payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks, and discounts for the purchase of BREXAFEMME. The transaction price for product sales is reduced by variable consideration related to certain gross to net (“GTN”) adjustments, including chargebacks, rebates, discounts, incentives, and returns, and the Company will estimate the amount of this variable consideration that should be included in the transaction price using the expected value method.

Specific considerations around the Company’s product revenue gross to net GTN adjustments are as follows:

•
Voluntary Patient Assistance Programs – Through vendors, the Company offers copay assistance to provide financial assistance to patients for the portion of their prescription cost that is not covered by payors. The reduction in product revenue due to the copay programs is based on an estimate of claims and costs per claim that the Company expects to receive associated with product revenue that has been recognized. This includes potential product revenue that remains in the distribution channel at the end of a reporting period.
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
•
Chargebacks - For certain entities, pricing on BREXAFEMME is extended below wholesaler list price. Entities that purchase BREXAFEMME from wholesalers at the lower program price then remit the Company the difference between their acquisition cost and the lower program price, resulting in a reduction of product revenue. Accounts receivable is reduced for the estimated amount of unprocessed chargeback claims attributable to sale.
•
Commercial Rebates – The Company contracts with commercial payors such as insurers and PBMs and offer rebates for utilization and formulary status. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue.
•
Government Rebates – The Company is subject to discount obligations under state Medicaid programs, Medicare, and other government programs. Provisions for government rebates are based on the estimated amount of rebates and incentives to be claimed on the related sales from the period. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue. For Medicare, the Company must also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program.

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

License Agreement Revenue

The Company has entered into arrangements involving the sale or license of intellectual property and the provision of other services. When entering into any arrangement involving the sale or license of intellectual property rights and other services, the Company determines whether the arrangement is subject to accounting guidance in ASC 606, Revenue from Contracts with Customers, as well as ASC 808, Collaborative Arrangements ("Topic 808"). If the Company determines that an arrangement includes goods or services that are central to the Company’s business operations for consideration, the Company will then identify the performance obligations in the contract using the unit of account guidance in Topic 606. For a distinct unit of account that is within the scope of Topic 606, the Company applies all of the accounting requirements in Topic 606 to that unit of account, including the recognition, measurement, presentation and disclosure requirements. For a distinct unit of account that is not within the scope of Topic 606, the Company will recognize and measure the distinct unit of account based on other authoritative ASC Topics or on a reasonable, rational, and consistently applied policy election.

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

Cost of Product Revenues

The cost of product revenues consists primarily of distribution, freight costs, royalty costs, and other manufacturing costs. Prior to the regulatory approval of BREXAFEMME on June 1, 2021, the Company expensed as research and development the costs associated with the third-party manufacture of BREXAFEMME.

Warrant Liabilities

The Company accounts for the warrants associated with the March 2018 public offering, December 2019 public offering, December 2020 public offering, and April 2022 public offering and remaining warrants under the Loan Agreement as liabilities measured at fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying consolidated statements of operations.

Loan Payable

The Company initially reviews loan payables to identify the units of account for recognition purposes. The Company identifies the units of account by identifying each freestanding financial instrument included in the debt arrangement. For freestanding equity-linked financial instruments that are not in the form of shares, liability classification is used if the instrument embodies an obligation to repurchase the Company’s shares that may require the use of cash or other assets or the instrument may require the issuance of a variable number of the Company’s shares with a monetary value that is predominately based on a fixed value, based on variations in variables other than the fair value of the Company’s stock, or based on variations inversely related to the fair value of the Company’s stock. The Company will then review for embedded features within the debt instrument to evaluate whether the embedded features require bifurcation from the debt host instrument. Embedded features typically include conversion or exchange features, redemption features, or other embedded features. The identified embedded feature is bifurcated from the debt host instrument if the criteria in ASC 815-15-25-1 are met. Debt arrangements are classified on the consolidated balance sheet as current if the obligation of the debt arrangement is reasonably expected to be liquidated within twelve months. The Company's loan payable is recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the additional warrants issued in conjunction with the loan payable. See Note 8 for further details.

Convertible Debt and Derivative Liability

In connection with the Company’s issuance of its March 2019 6.0% Convertible Senior Notes (the “March 2019 Notes”), the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the March 2019 Notes is presented in total on the consolidated balance sheet as the convertible debt and derivative liability. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the consolidated statements of operations in other expense (income). See Note 8 and 14 for further details.

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

Amortization of Debt Issuance Costs and Discount

The Company’s convertible debt is recorded net of debt issuance costs and discount which comprised issuance costs and an advisory fee, and the discount initially recognized for the fair value of the bifurcated derivative liability. The portion of the debt issuance costs allocated to the convertible debt, based on the amount of proceeds allocated between the convertible debt and the derivative liability, is being amortized over the term of the convertible debt using the effective interest method in addition to the discount initially recognized for the fair value of the bifurcated derivative liability from the convertible debt. The Company’s loan payable was recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the loan payable. The resulting debt discount is being amortized over the term of the loan payable using the effective interest method. The amortization of debt issuance costs and discount is included in other expense within the accompanying consolidated statements of operations.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, officers, directors, and non-employees based on the estimated fair values of the awards as of grant date. The Company values equity instruments and stock options granted to employees and non-employees using the Black-Scholes valuation model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods. The Company recognize forfeitures as they are incurred.

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net loss per common share for the year ended December 31, 2022 includes the outstanding prefunded warrants to purchase 11,666,667 and 3,200,000 shares of common stock issued in the April 2022 Public Offering and December 2020 public offering, respectively. The weighted average number of common shares outstanding utilized for determining the basic net loss per common share for the year ended December 31, 2021 includes the outstanding prefunded warrants to purchase 3,200,000 shares of common stock issued in the December 2020 public offering.

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive:

	December 31,
	2022	2021
Outstanding stock options	1,740,308	1,542,126
Outstanding restricted stock units	633,270	133,834
Warrants to purchase common stock associated with March 2018 public offering - Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	—
Common stock associated with the March 2019 Notes	1,138,200	1,138,200
Warrants to purchase common stock associated with Loan Agreement	198,811	170,410
Warrants to purchase common stock associated with Danforth	50,000	50,000
Total	26,359,399	10,633,380

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company views its operations and manages its business as one operating segment. The material assets of the Company were held in the United States for the years ended December 31, 2022 and 2021. In July 2019, the Company incorporated SCYNEXIS Pacific Pty Ltd, a wholly-owned subsidiary, in Sydney, Australia, for the initial purpose of conducting certain clinical trials and other research and development activities.

Although all operations are primarily based in the United States, the Company generated a portion of its revenue from the license agreement with Hansoh located outside of the United States for the years ended December 31, 2022 and 2021. All sales, including sales outside of the United States, are denominated in United States dollars.

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which revised the effective dates for ASU 2016-13 for public business entities that meet the SEC definition of a smaller reporting company to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company does not believe that ASU 2016-13 will have a material impact on its consolidated financial statements.

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

3.
Short-term Investments

Short-term investments consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2022
U.S. government securities	$27,689	$—	$(160)	$27,529
Total short-term investments	$27,689	$—	$(160)	$27,529

The Company’s evaluated the unrealized loss position in U.S. government securities as of the balance sheet date and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid research and development services	$635	$247
Prepaid insurance	622	505
Other prepaid expenses	1,184	2,813
Other current assets	62	4
Total prepaid expenses and other current assets	$2,503	$3,569

5.
Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$5,093	$5,162
Work in process	610	3
Finished goods	24	127
Total inventory	$5,727	$5,292

As of December 31, 2022, the Company’s inventory consisted of $4.9 million of raw material that is not expected to be sold in one year and is classified as long term within other assets on the consolidated balance sheet.

6.
Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2022	2021
Intangible assets	$1,282	$1,250
Less: accumulated amortization	(874)	(194)
Total intangible assets, net	$408	$1,056

For the years ended December 31, 2022 and 2021, the Company recognized $0.7 million and $0.2 million in amortization expense, respectively. Intangible assets consist primarily of software implementation costs purchased in 2021 and are amortized over a useful life of three years. The estimated remaining amortization expense of $0.4 million will be recognized in 2023.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development expenses	$786	$1,498
Accrued employee bonus compensation	1,628	2,012
Other accrued expenses	1,313	1,078
Accrued severance	688	—
Accrued co-pay rebates	595	836
Accrued other rebates	618	274
Total accrued expenses	$5,628	$5,698

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

Under the terms of the Loan Agreement, the Company received an initial tranche of $20.0 million from the Lenders on the closing date. The second tranche of the Term Loan, consisting of up to an additional $10.0 million, became available to the Company upon receipt of approval from the FDA of ibrexafungerp for the treatment of vaginal yeast infections (the “First Performance Milestone”) and was funded in June 2021. The third tranche of the Term Loan, consisting of an additional $5.0 million, was available to the Company upon (a) the First Performance Milestone and (b) the achievement of the primary endpoint from the Phase 3 study of ibrexafungerp in patients with recurrent VVC, and was funded in March 2022. The fourth tranche of the Term Loan, consisting of up to an additional $25.0 million, will be available to the Company from January 1, 2022 through December 31, 2023 in $5.0 million increments, subject to certain terms and conditions, including in maintaining a ratio of total outstanding Term Loan principal to net product revenues for BREXAFEMME below a certain specified level for a given draw period. The Company estimated the fair value of the loan payable using a credit spread valuation model and Level 3 inputs which included an implied secured spread, risk free rate, and secured yield of 9.84%, 4.37%, and 14.21%, respectively. At December 31, 2022, the fair value of the loan payable is $34.4 million.

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

The Loan Agreement contains customary closing fees, prepayment fees and provisions, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain certain levels of trailing three-month net product revenue solely from the sale of ibrexafungerp commencing on June 30, 2022. The financial covenant will be waived at any time in which the Company maintains unrestricted and unencumbered cash in accounts maintained with SVB and another financial institution equal to at least 50.0% of the total outstanding Term Loan principal amount, subject to certain requirements. Subject to certain exceptions, the Company's obligations under the Loan Agreement are secured by a first priority security interest on substantially all of the Company's personal property, other than intellectual property. The final closing fee of $1.4 million is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable.

The initial Loan Agreement tranche of $20.0 million, the funding of the additional Term Loan tranches, the initial warrants and the additional warrants, were identified as freestanding instruments that were legally detachable and separately exercisable from each other. At the closing of the Loan Agreement, the Company issued 113,607 of warrants to purchase shares of the Company’s common stock and recognized the initial warrants at their relative fair value of $0.5 million in shareholder's equity. In accordance with ASC 815-40, the additional remaining warrants to purchase shares of the Company’s common stock at the closing of the Loan Agreement were recognized at their fair value as warrant liabilities given the variable settlement amount of the warrant shares. The additional remaining warrants under the Loan Agreement are considered an outstanding instrument at close of the Loan Agreement. The additional remaining warrants will vest and become exercisable upon the funding of the remaining term loan tranches available under the Loan Agreement and the amount of additional warrants will not exceed 0.04 multiplied by the aggregate amount of the term loan tranche, divided by the exercise price of the Warrants. The fair value of the initial warrant liabilities of approximately $0.7 million was recorded as a deferred asset and is reclassified to debt discount proportionately upon the funding of a Term Loan tranche. Upon the funding of the $10.0 million and $5.0 million for the second and third tranches in June 2021 and March 2022, the associated warrant liabilities of $0.3 million and $0.1 million were reclassed to additional paid in capital at settlement and 56,803 and 28,401 of warrants to purchase shares of the Company's common stock vested, respectively.

Future principal debt payments on the currently outstanding loan payable as of December 31, 2022 are as follows (in thousands):

2024	23,562
2025	11,438
Total principal payments	35,000
Final fee due at maturity	1,383
Total principal and final fee payment	36,383
Unamortized discount and debt issuance costs	(1,990)
Less current portion	—
Loan payable, long term	$34,393

April 2020 Note Purchase Agreement

On April 9, 2020, the Company entered into the April 2020 note purchase agreement with Puissance Life Science Opportunities Fund VI (“Puissance”) and issued and sold to Puissance $10.0 million aggregate principal amount of its April 2020 6.0% Convertible Senior Notes (the "April 2020 Notes"), resulting in net proceeds of approximately $9.5 million after deducting $0.5 million for an advisory fee and other issuance costs.

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

As of December 31, 2022 and 2021, the Company’s March 2019 Notes consists of the convertible debt balance of $11.0 million and $10.2 million, both presented net of the unamortized debt issuance costs allocated to the convertible debt of $0.3 million, and the bifurcated embedded conversion option derivative liability of $42,000 and $1.4 million, respectively. In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock. For both the years ended December 31, 2022 and 2021, the Company recognized gains of $1.3 million on the fair value adjustment for the derivative liability. For the years ended December 31, 2022 and 2021, the Company recognized $0.7 million and $0.9 million, respectively, in amortization of debt issuance costs and discount, related to the March 2019 Notes.

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At December 31, 2022 and 2021, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $10.8 million and $12.3 million, respectively.

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

Other Liabilities

In February 2021, the Company partnered with Amplity for the commercial launch of BREXAFEMME for the treatment of VVC. Under the terms of the agreement with Amplity, the Company was to utilize Amplity’s commercial execution and resources for sales force, remote engagement, training, market access and select operations services. In October 2022, the Company announced that it was actively pursuing a U.S. commercialization partner to out-license BREXAFEMME in order to refocus the Company's resources on the further clinical development of ibrexafungerp for severe, hospital-based indications. As a result, the Company wound down its promotional activities associated with BREXAFEMME, while keeping BREXAFEMME on the market and available to patients. On November 30, 2022, the Company terminated the agreement with Amplity.

Under the terms of the original agreement, Amplity deferred a portion of its direct service fees in the first two years (2021 and 2022) that accrued interest at an annual rate of 12.75% (“Deferred Fees”). As of December 31, 2022, Deferred Fees of $5.8 million, which includes a portion of the $1.5 million termination fee that was unpaid as of December 31, 2022, are recognized as short term other liabilities in the consolidated balance sheets. The $5.8 million of Deferred Fees as of December 31, 2022 was fully paid as of February 2023. Additionally, as a result of the reduction in internal workforce in the Company's commercial function in 2022, the Company recognized $1.3 million in severance costs during the year ended December 31, 2022.

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

	Years Ended December 31,
	2022	2021
Operating lease cost	$664	$664
Variable lease cost	49	38
Total operating lease expense	$713	$702

Cash paid for amounts included in the measurement of operating lease liability	$527	$517

	December 31, 2022	December 31, 2021
Remaining Lease term (years)	6.59	7.59
Discount rate	15%	15%

Future minimum lease payments for all operating leases as of December 31, 2022 are as follows (in thousands):

December 31, 2022
2023	$715
2024	730
2025	744
2026	759
2027	774
Thereafter	1,256
Total	$4,978

The presentation of the operating lease liability as of December 31, 2022 is as follows (in thousands):

December 31, 2022
Present value of future minimum lease payments	$3,203

Operating lease liability, current portion	$282
Operating lease liability, long-term portion	2,921
Total operating lease liability	$3,203

Difference between future minimum lease payments and discounted cash flows	$1,775

License Arrangements with Potential Future Expenditures

As of December 31, 2022, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company. Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 2 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

In December 2014, the Company and Merck entered into an amendment to the license agreement that deferred the remittance of a milestone payment due to Merck, such that no amount would be due upon initiation of the first Phase 2 clinical trial of a product containing the ibrexafungerp compound (the “Deferred Milestone”). The amendment also increased, in an amount equal to the Deferred Milestone, the milestone payment that would be due upon initiation of the first Phase 3 clinical trial of a product containing the ibrexafungerp compound. In December 2016 and January 2018, the Company entered into second and third amendments to the license agreement with Merck which clarified what would constitute the initiation of a

Phase 3 clinical trial for the purpose of milestone payment. In January 2019, a milestone payment became due to Merck as a result of the initiation of the VANISH Phase 3 VVC program and was paid in March 2019. On December 2, 2020, the Company entered into a fourth amendment to the license agreement with Merck. The amendment eliminates two cash milestone payments that the Company would have paid to Merck upon the first filing of a NDA, triggered by the FDA acceptance for filing of its NDA for ibrexafungerp for the treatment of VVC, and first marketing approval in the U.S., in June 2021 for the Company’s NDA for ibrexafungerp for the treatment of VVC. Such cash milestone payments would have been creditable against future royalties owed to Merck on net sales of ibrexafungerp. With the amendment, these milestones will not be paid in cash and, accordingly, credits will not accrue. Pursuant to the amendment, the Company will also forfeit the credits against future royalties that it had accrued from a prior milestone payment already paid to Merck. All other key terms of the license agreement are unchanged.

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

10.
Stockholders’ Equity

Authorized, Issued, and Outstanding Common Shares

The Company’s authorized common stock has a par value of $0.001 per share and consists of 150,000,000 shares as of December 31, 2022 and 100,000,000 shares as of December 31, 2021; 32,682,342 and 28,705,334 shares were issued and outstanding at December 31, 2022 and 2021, respectively. In September 2022, the Company amended its Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 100,000,000 to 150,000,000.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2022	2021
Outstanding stock options	1,740,308	1,542,126
Outstanding restricted stock units	633,270	133,834
Warrants to purchase common stock associated with March 2018 public offering - Series 2	798,810	798,810
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000
Prefunded warrants to purchase common stock associated with December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	—
Prefunded warrants to purchase common stock associated with April 2022 Public Offering	11,666,667	—
Warrants to purchase common stock associated with Loan Agreement	198,811	170,410
Warrants to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance under 2014 Plan (Note 13)	712,020	295,220
For possible future issuance under employee stock purchase plan	—	3,893
For possible future issuance under 2015 Plan (Note 13)	550,964	235,000
Total common shares reserved for future issuance	42,489,050	14,367,493

Liquidation Rights

In the event of any liquidation or dissolution of the Company, the holders of the common stock are entitled to the remaining assets of the Company legally available for distribution.

Dividends and Voting Rights

The holders of the common stock are entitled to receive dividends if and when declared by the Company.

Preferred Stock

On May 7, 2014, the Company amended and restated its articles of incorporation relating to its approved capital structure. The Company’s board of directors has authorized the Company, subject to limitations prescribed by Delaware law, to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The Company’s board of directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders. The Company’s board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. There were no shares of preferred stock issued and outstanding as of December 31, 2022 and 2021.

Common Stock Purchase Agreement and Sales Agreements

On April 10, 2020, the Company entered into the Common Stock Purchase Agreement with Aspire Capital (the “Common Stock Purchase Agreement”) pursuant to which the Company had the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. The Common Stock Purchase Agreement expired in October 2022. During the years ended December 31, 2022 and 2021, the Company sold 425,000 and 400,000 shares of its common stock under the Common Stock Purchase Agreement for gross proceeds of $1.6 million and $2.6 million, respectively.

During the years ended December 31, 2022, and 2021, the Company sold 137,610 and 494,406 shares of its common stock and received net proceeds of $0.7 million and $3.1 million, respectively, under the Controlled Equity OfferingSM Sales Agreements with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co. Inc. (the “Sales Agreements”).

April 2022 Public Offering

On April 22, 2022, the Company entered into an Equity Underwriting Agreement (the “Underwriting Agreement”) with Guggenheim Securities, LLC, as representative of the several underwriters (the “Underwriters”), relating to the offering, issuance and sale (the “April 2022 Public Offering”) of (a) 3,333,333 shares of the Company’s common stock, par value $0.001 per share, (b) prefunded warrants, in lieu of common stock, to purchase 11,666,667 shares of the Company’s common stock, par value $0.001 per share, and (c) warrants, which will accompany the common stock or prefunded warrants, to purchase up to an aggregate of 15,000,000 shares of the Company’s common stock. The prefunded warrants entitle the holders to purchase up to 11,666,667 shares of common stock and have an unlimited term and an exercise price of $0.001 per share. The warrants entitle the holders to purchase up to an aggregate of 15,000,000 shares of common stock and have a seven-year term and an exercise price of $3.45 per share. The warrants that accompany the prefunded warrants have an additional provision entitling the holder thereof to purchase a prefunded warrant rather than a share of common stock at the warrant exercise price less the exercise price of the prefunded warrant purchased. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership. The price to the public in the April 2022 Public Offering was $3.00 per share of common stock and accompanying warrants, or in the case of prefunded warrants, $2.999 per prefunded warrant and accompanying warrants, which resulted in $41.8 million of net proceeds to the Company after deducting the underwriting discount and offering expenses.

The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation for the year ended December 31, 2022 given their nominal exercise price.

December 2020 Public Offering Warrants

On December 17, 2020, the Company completed a public offering (the “December 2020 Public Offering”) of its common stock and warrants pursuant to the Company’s effective shelf registration. The Company sold an aggregate of (a) 8,340,000 shares of the Company’s common stock, par value $0.001 per share, (b) prefunded warrants, in lieu of common stock, to purchase 5,260,000 shares of the Company’s common stock, par value $0.001 per share, and (c) two series of warrants, which will accompany the common stock or prefunded warrants, to purchase up to an aggregate of 13,600,000 shares of the Company’s common stock. The prefunded warrants entitle the holders to purchase up to 5,260,000 shares of common stock and have an unlimited term and an exercise price of $0.001 per share. During the year ended December 31, 2021, 2,060,000 of the prefunded warrants were exercised for proceeds of $2,000. Each of the two series of warrants entitle the holders to purchase up to an aggregate of 6,800,000 shares of common stock.

The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation for the years ended December 31, 2022 and 2021 given their nominal exercise price.

The Series 1 warrants had a one-year term and an exercise price of $7.33 per share, and the Series 2 warrants have a three-and-a-half-year term and an exercise price of $8.25 per share. There is not expected to be any trading market for the prefunded warrants, the Series 1 warrants, or the Series 2 warrants issued in the offering. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership. The Series 1 and Series 2 warrants that accompany the prefunded warrants have an additional provision, if certain beneficial ownership limitations are met, entitling the holder thereof to purchase a prefunded warrant rather than a share of common stock at the warrant exercise price less the exercise price of the prefunded warrant purchased. The price to the public in the offering was $6.25 per share of common stock and accompanying warrants, or in the case of prefunded warrants, $6.249 per prefunded warrant and accompanying warrants. In June 2021, 360,134 of the December 2020 Series 1 public offering warrants were exercised for proceeds of $2.6 million.

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

December 2019 Public Offering Warrants

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

March 2018 Public Offering Warrants

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

Public Offering Warrant Liabilities

The March 2018, December 2019, and December 2020 warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying consolidated statements of operations. The outstanding warrants associated with the April 2022 Public Offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the warrants do not qualify under the indexation guidance. As a result, the April 2022 Public Offering warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model. During the years ended December 31, 2022 and 2021, the Company recorded gains of $22.3 million and $30.4 million, respectively, due to the change in fair value of the warrant liabilities. Issuance costs of $1.7 million initially allocated to the April 2022 Public Offering warrant liabilities were written off upon settlement and were recognized in the gain on the fair value adjustment for the warrant liabilities for the year ended December 31, 2022. As of December 31, 2022, the fair value of the warrant liabilities was $18.6 million.

Warrant Associated with Danforth Advisors

Pursuant to a consulting agreement with Danforth Advisors (“Danforth”) entered into in November 2021, the Company issued to Danforth a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $5.50 per share. The warrant will expire five years from the date of the grant and will vest ratably over 24 months from the date of grant. The warrant was classified as equity and was initially fair valued using the Black-Scholes model on the grant date. In accordance with ASC 718, the Company recognized consulting expense for the non-employee share-based payment over the period the Company received Danforth’s services.

11.
Revenue

Product Revenue, Net

Net product revenue was $5.0 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively. Products are sold primarily to wholesalers and specialty pharmacies. Revenue is reduced from wholesaler list price at the time of recognition for expected chargebacks, rebates, discounts, incentives, and returns, which are referred to as gross to net (“GTN”) adjustments. These reductions are currently attributed to various commercial arrangements. Chargebacks and discounts are recognized as a reduction in accounts receivable or as accrued expenses based on their nature and settled through the issuance of credits to the customer or through cash payments to the customer, respectively. All other returns, rebates, and incentives are reflected as accrued expenses and settled through cash payments to the customer. Three wholesalers comprised 45%, 28%, and 21% of the Company’s gross revenue for the year ended December 31, 2022, and 47%, 25%, and 23% of the Company’s gross revenue for the year ended December 31, 2021.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories as of December 31, 2022 and 2021 (in thousands):

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Total
Balance as of December 31, 2020	$—	$—	$—	$—
Provision related to current period revenue	720	21	2,365	3,106
Changes in estimate related to prior period revenue	—	—	—	—
Credit/payments	(471)	—	(1,255)	(1,726)
Balance as of December 31, 2021	$249	$21	$1,110	$1,380
Provision related to current period revenue	1,493	52	3,916	5,461
Changes in estimate related to prior period revenue	—	—	—	—
Credit/payments	(1,487)	—	(3,813)	(5,300)
Balance as of December 31, 2022	$255	$73	$1,213	$1,541

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

The Company determined that the transaction price of $12.1 million included the fixed upfront cash payment of $10.0 million, an additional amount that was payable upon the transfer of certain data related to the manufacturing license, and $1.1 million related to withholding tax obligations that Hansoh remitted on behalf of the Company. The remaining amounts related to the successful completion of a manufacturing batch by Hansoh and potential development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of December 31, 2022 and 2021. Potential commercial milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The transaction price was recorded in revenue during the year ended December 31, 2021 at a point in time upon control of the license transferring to Hansoh. The Company will reevaluate the transaction price at the end of each reporting period as uncertain events or resolved, or as other changes in circumstances occur.

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

In July 2016, the Company entered into an asset purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the asset purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized. For the years ended December 31, 2022 and 2021, there was no revenue recognized associated with this agreement given the variable consideration associated with the sale of intellectual property to Cypralis was fully constrained as of December 31, 2022. Additionally, in October 2014 the Company entered into a license agreement with Waterstone Pharmaceutical HK Limited (or “Waterstone”) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds. The Company is entitled to receive potential milestones and royalties from Waterstone; however, there was no revenue recognized by the Company in 2022 and 2021 associated with this agreement given the variable consideration was fully constrained as of December 31, 2022 and 2021.

12.
Income Taxes

The Company’s consolidated financial statements include a total tax benefit of $4.7 million and $3.1 million on loss before taxes of $67.5 million and $36.0 million for the years ended December 31, 2022 and 2021, respectively. The income tax benefit consisted of the following (dollars in thousands):

	Years Ended December 31,
	2022	2021
Current (benefit) expense
U.S.	$(4,700)	$(4,188)
Non-U.S	—	1,100
Total current (benefit)	$(4,700)	$(3,088)

Reconciliations of the differences between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (dollars in thousands):

	2022		2021
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Income taxes from continuing operations at statutory rate	$(13,176)	21.0%	$(7,781)	21.0%
State income taxes	(319)	0.5%	(1,144)	3.1%
State effect of permanent items	(114)	0.2%	(906)	2.4%
Foreign withholding taxes	—	—	1,100	(3.0)%
Stock-based compensation	123	(0.2)%	114	(0.3)%
Deferred rate change	379	(0.6)%	339	(0.9)%
Warrants issuance	(4,960)	7.9%	(6,622)	17.9%
Other	713	(1.2)%	(489)	1.3%
NOL sale	237	(0.4)%	214	(0.6)%
R&D credit adjustment	—	—	—	—
Increase in valuation allowance	12,417	(19.8)%	12,087	(32.6)%
Total income tax (benefit)	$(4,700)	7.4%	$(3,088)	8.3%

The components of deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Noncurrent deferred tax assets (liabilities)
Accrued expenses	$578	$1,264
Stock-based compensation	2,675	2,554
Lease liability	689	789
Other	4,398	(757)
Net operating loss carryforwards	88,363	80,453
Research and development credits	6,839	6,839
Total deferred tax assets	103,542	91,142
Valuation allowances	(103,542)	(91,142)
Net deferred tax assets	$—	$—

As of December 31, 2022 and 2021, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $405.0 million and $348.4 million, respectively, and state and net operating loss carryforwards of approximately $116.8 million and $186.3 million, respectively. Approximately $169.6 million of the federal NOLs can be carried forward to future tax years and expire at various times through 2037. The federal NOLs generated in December 31, 2022 and 2021 of approximately $56.6 million and $55.7 million, respectively, are carried forward indefinitely and do not expire. The Company’s state and net operating loss carryforwards began to expire in 2019. As of December 31, 2022, the Company had available federal research and development credit carryforwards of $6.6 million which began to expire in 2022.

The New Jersey Technology Business Tax Certificate Transfer (NOL) program, administered by the New Jersey Economic Development Authority, enables approved biotechnology companies to sell their unused net operating losses (“NOLs”) and research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey (“NJ”) up to a maximum lifetime benefit of $20.0 million per business. As of December 31, 2022, the Company has received approximately $18.8 million under the program. In February 2022 and April 2021, the Company received cash receipts of $4.7 million and $4.1 million, respectively, from the sale of its NJ state NOLS. The Company recognized an income tax benefit of $4.7 million and $4.1 million for the years ended December 31, 2022 and 2021, respectively, in the statement of operations.

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

On December 22, 2017, the “Tax Cuts and Jobs Act” was signed into law. The tax reform has the following effects on the Company: (1) permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, (2) allows temporary 100% expensing for certain business assets and property placed in service after September 27, 2018 and before January 1, 2023, (3) disallows NOL carrybacks but allows for the indefinite carryforward of those NOLs which applies to losses arising in tax years beginning after December 31, 2018 and, (4) limits NOL deductions for each year equal to the lesser of the available carryover or 80% of a taxpayer’s pre-NOL deduction taxable income. This applies to losses arising in tax years ending on or after December 31, 2017. As of December 31, 2022 and 2021, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Unrecognized tax benefit—January 1	$436	$436
Additions for tax positions of current period	—	—
Additions for tax positions of prior periods	—	—
Deferred rate change	—	—
Unrecognized tax benefit—December 31	$436	$436

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

Pursuant to the terms of the 2014 Plan, on January 1, 2022 and 2021, the Company automatically added 1,148,213 and 786,547 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of December 31, 2022, there were 712,020 shares of common stock available for future issuance under the 2014 Plan.

2015 Inducement Plan

On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan (“2015 Plan”). The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule 5635I(4). The 2015 Plan had an initial share reserve covering 45,000 shares of common stock. On June 9, 2019, April 30, 2021, and October 18, 2022, the Company’s board of directors amended the 2015 Plan, and the initial share reserve for the 2015 Plan was increased from 45,000 to 90,000, from 90,000 to 500,000, and from 500,000 to 900,000 shares of common stock, respectively. During the years ended December 31, 2022 and 2021, there were 279,000 and 187,800 granted options of the Company’s common stock under the 2015 Plan, respectively. As of December 31, 2022 and 2021, there were 550,964 and 235,000 shares of common stock available for future issuance under the 2015 Plan, respectively.

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

The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable rather than for use in estimating the fair value of stock options subject to vesting and transferability restrictions. Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted during 2022 and 2021 was $2.47 and $4.63 per option, respectively. The aggregate fair value of options granted during 2022 and 2021 was $2.1 million and $4.0 million, respectively. The assumptions used to estimate fair value and the resulting grant date fair values are as follows:

	Employees		Non-employee
	Years Ended December 31,		Years Ended December 31,
	2022	2021	2022	2021
Weighted average expected volatility	73.80%	62.10%	74.20%	69.56%
Weighted average risk-free interest rate	2.45%	0.64%	3.18%	0.74%
Weighted average expected term (in years)	6.04	5.15	5.63	5.79

The activity for the 2009 Plan, 2014 Plan and 2015 Plan for the years ended December 31, 2022 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2021	1,542,126	$14.89	7.45	$42
Granted	834,000	$3.76
Forfeited/expired	(635,818)	$7.62
Outstanding — December 31, 2022	1,740,308	$12.21	6.16	$—
Exercisable — December 31, 2022	1,188,912	$15.85	4.83	$—
Vested or expected to vest —December 31, 2022	1,740,308	$12.21	6.16	$—

The intrinsic values in the table above represent the total intrinsic value (the difference between the Company’s closing stock price as of December 31, 2022, and the exercise price multiplied by the number of options).

The total fair value of shares vested for both the years ended December 31, 2022 and 2021 was $1.6 million.

As of December 31, 2022, there was approximately $1.5 million of total unrecognized compensation cost related to unvested options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted stock unit ("RSU") activity under the 2014 Plan and 2015 Plan for the years ended December 31, 2022, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	133,834	$7.98
Granted	958,465	$5.30
Vested	(117,831)	$6.67
Forfeited	(341,198)	$5.90
Non-vested at December 31, 2022	633,270	$5.29

The fair value of RSUs is based on the market price of the Company's common stock on the date of grant. RSUs generally vest 25% annually over a four year period from the date of grant. Upon vesting, the RSUs are net share settled to cover the required withholding tax with the remaining shares issued to the holder. The Company recognizes compensation expense for such awards ratably over the corresponding vesting period. As of December 31, 2022, there was approximately $2.0 million of total unrecognized compensation cost related to unvested RSU share-based compensation. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

During the years ended December 31, 2022 and 2021, the Company issued 6,834 and 4,943 shares of common stock under the 2014 ESPP, respectively. During the years ended December 31, 2022 and 2021, the number of shares of common stock available for issuance under the ESPP was automatically increased by 2,941 shares. As of December 31, 2022 and 2021, there were zero and 3,893 shares of common stock available for future issuance under the 2014 ESPP, respectively.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the 2014 ESPP was $3.5 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively. Additionally, during the year ended December 31, 2022, the Company recognized $0.2 million in stock based compensation associated with the Danforth warrant. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $0 for the years ended December 31, 2022 and 2021, respectively. Cash received from options exercised was zero for the years ended December 31, 2022 and 2021, respectively.

Stock-based compensation expense related to stock options and stock awards is included in the following line items in the accompanying statements of operations (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$1,076	$631
Selling, general and administrative	2,436	1,457
Total stock-based compensation expense	$3,512	$2,088

14.
Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2022 and 2021 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Cash	$415	$415	—	—
Restricted cash	218	218	—	—
Money market funds	45,399	45,399	—	—
Total assets	$46,032	$46,032	—	—

Warrant liabilities	$18,644	—	—	$18,644
Derivative liability	42	—	—	42
Total liabilities	$18,686	—	—	$18,686

December 31, 2021
Cash	$310	$310	—	—
Restricted cash	218	218	—	—
Money market funds	104,187	104,187	—	—
Total assets	$104,715	$104,715	—	—

Warrant liabilities	$18,062	—	—	$18,062
Derivative liability	1,358	—	—	1,358
Total liabilities	$19,420	—	—	$19,420

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The unobservable input for all of the Level 3 warrant liabilities includes volatility. The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants. At December 31, 2022, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 101.8% to

113.0% and 102.1%, respectively. The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, historical volatility, credit rating, market credit spread, and estimated effective yield. The unobservable inputs associated with the Level 3 derivative liability are adjusted equity volatility, market credit spread, and estimated yield. As of December 31, 2022, these inputs were 68.5%, 1,495 basis points, and 19.3%, respectively. The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method. The discount for lack of marketability, zero and 6.7% as of December 31, 2022 and 2021, respectively, is applied to the value of the March 2019 Notes. The residual difference represents the fair value of the embedded derivative liability and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – January 1, 2022	$18,062
April 2022 Public Offering warrant issuance	24,704
Loan Agreement warrants	(71)
Gain adjustment to fair value	(24,051)
Balance – December 31, 2022	$18,644

Derivative Liabilities
Balance – January 1, 2022	$1,358
Gain adjustment to fair value	(1,316)
Balance – December 31, 2022	$42

15.
Employee Benefit Plan

The Company has a 401(k) retirement plan, which covers all U.S. employees scheduled for and working more than 20 hours per week. The Company may provide a discretionary match with a maximum amount of 50% of the first 6% of eligible participant’s compensation, which vests ratably over four years. Contributions under the plan were approximately $0.2 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

16.
Subsequent Events

License Agreement with GSK

On March 30, 2023, the Company entered into a license agreement (the “License Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”). Pursuant to the terms of the License Agreement, the Company granted GSK an exclusive (even as to SCYNEXIS and its affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (the “GSK Territory”). If the existing licenses granted to or agreements with third parties are terminated with respect to any country, GSK will have an exclusive first right to negotiate with the Company to add those additional countries to the GSK Territory.

The Company retains rights to all other assets, with GSK receiving a right of first negotiation (“ROFN”) to any other enfumafungin-derived compounds or products that the Company may control.

Under the terms of the License Agreement, the Company will receive an upfront payment of $90 million. The Company is also eligible to receive potential:

•
regulatory approval milestone payments of up to $70 million;
•
commercial milestone payments of up to $115 million based on first commercial sale in invasive candidiasis (U.S./EU);
•
and sales milestone payments of up to $242.5 million based on annual net sales, with a total of $77.5 million to be paid upon achievement of multiple thresholds up through $200 million; a total of $65 million to be paid upon achievement of multiple thresholds between $300 million and $500 million; and $50 million to be paid at each threshold of $750 million and $1 billion.

The Company will be responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp but will have the potential to receive up to $75.5 million in success-based development milestones, which are comprised of up to $65 million for the achievement of three interim milestones associated with the Company's continued performance of the ongoing MARIO Study and $10.5 million for the successful completion of the MARIO Study.

In the case of each of the above milestones, such milestone events are defined in the License Agreement.

GSK will also pay royalties based on cumulative annual sales to the Company in the mid-single digit to mid-teen range. These royalty rates are subject to reduction, including in the event of third-party licenses, entry of a generic product, or the expiration of licensed patents.

A joint development committee will be established between GSK and the Company to coordinate and review ongoing development activities of ibrexafungerp.

Unless earlier terminated, the License Agreement will expire on a product-by-product and country-by-country basis at the end of the royalty term for such product in such country.

The Company has the right to terminate the License Agreement upon an uncured material breach by, or bankruptcy of, GSK. GSK has the right to terminate the License Agreement at any time for convenience in its entirety or on a product-by-product and country-by-country basis, upon an uncured material breach by, or bankruptcy of, the Company, or for safety reasons.

The consummation of the transactions under the License Agreement is subject to the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act”); provided, that either the Company or GSK may terminate the License Agreement if expiration or termination of the applicable waiting period under the HSR Act has not occurred within nine months of the signing of the License Agreement. The parties expect the transactions contemplated by the License Agreement to close in the second quarter of 2023.

Loan Agreement Amendment

The Company, Hercules Capital, Inc. (“Hercules Capital”) and Silicon Valley Bridge Bank, N.A. (“SVB”) are party to a Loan and Security Agreement dated as of May 13, 2021 (the “Loan Agreement”), pursuant to which Hercules Capital, SVB and each of the other lenders from time-to-time party to the Loan and Security Agreement (collectively, the “Lenders”) loaned to the Company $35 million.

In connection with the entering into of the License Agreement, the Company entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to which the Lenders consented to SCYNEXIS entering into the License Agreement and SCYNEXIS agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under Loan Agreement ($262,500), (iii) the final payment payable under Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments by SCYNEXIS will become due upon the earliest of (A) one business day following receipt by SCYNEXIS of the $90 million upfront payment payable to SCYNEXIS under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement.

2014 Plan and 2014 ESPP Share Issuance

Pursuant to the terms of the 2014 Plan (see Note 13), on January 1, 2023, the Company automatically added 1,901,960 shares to the total number shares of common stock available for future issuance under the 2014 Plan. Pursuant to the terms of the 2014 ESPP (see Note 13), on January 1, 2023, the Company automatically added 2,941 shares to the total number shares of common stock available for future issuance under the 2014 ESPP.

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

As of December 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2022 fiscal year pursuant to Regulation 14A for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Executive Officers of the Company,” “Proposal 1 − Election of Directors,” “Information Regarding the Board and Its Committees,” “Nominating and Corporate Governance Committee,” “Delinquent Section Reports,” (if required) and “Code of Business Conduct and Ethics.”

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

3.4

Certificate of Amendment of Amended and Restated Certificate of Incorporation of SCYNEXIS, Inc. (Filed with the SEC as Exhibit 3.4 to our Form 10-Q, filed with SEC on November 9, 2022, SEC File No. 001-36365, and incorporated by reference here).

3.5

Amended and Restated Bylaws, as amended and as currently in effect. (Filed with the SEC as Exhibit 3.4 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here).

4.1	Reference is made to Exhibits 3.1 through 3.4

4.2	Description of Common Stock (Filed with SEC as Exhibit 4.2 to our Annual Report on Form 10-K, filed with the SEC on March 29, 2022, SEC File No. 001-36365, and incorporated by reference here).

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

10.11*

SCYNEXIS, Inc. Amended and Restated 2015 Inducement Award Plan, as amended and restated. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2022, SEC File No. 001-36365, and incorporated by reference here).

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

10.14*

Employment Agreement, dated February 5, 2015, between SCYNEXIS, Inc. and Dr. Marco Taglietti. (Filed with the SEC as Exhibit 10.27 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.15

Patent Assignment, dated January 28, 2014, between SCYNEXIS, Inc. and Merck Sharpe & Dohme Corp. (Filed with the SEC as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.16#

Exclusive License Agreement, dated October 29, 2014, between SCYNEXIS, Inc. and Waterstone Pharmaceutical (HK Limited). (Filed with the SEC as Exhibit 10.32 to our Annual Report on Form 10-K, filed with the SEC on March 30 2015, SEC File No. 001-36365, and incorporated by reference here).

10.17#

Amendment to Termination and License Agreement, dated December 11, 2014, between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. (Filed with the SEC as Exhibit 10.33 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.18#

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

10.21

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

10.25*	Non-Employee Director Compensation Policy (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on August 15, 2022, SEC File No. 001-36365, and incorporated by reference here).

10.26

Senior Convertible Note Purchase Agreement, dated as of March 7, 2019, among SCYNEXIS, Inc., as Issuer, Puissance Capital Management, as the Investor (Filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 8, 2019, SEC File No 001-36365 and incorporated by reference here).

10.27

Common Stock Purchase Agreement, dated April 10, 2020, between SCYNEXIS, Inc. and Aspire Capital Fund, LLC (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on April 13, 2020, SEC File No. 001-36365, and incorporated by reference here).

10.28

Senior Convertible Note Purchase Agreement, dated as of April 9, 2020, among SCYNEXIS, Inc., as Issuer, Puissance Life Science Opportunities Fund IV, as the Investor, (including the form of Note attached thereto as Exhibit A). (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on April 9, 2020, SEC File No. 001-36365, and incorporated by reference here).

10.29	Fourth Amendment to Termination and License Agreement between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. dated December 2, 2020.

10.30#

Exclusive License and Collaboration Agreement, made as of February 11, 2021, by and between SCYNEXIS, Inc., Hansoh (Shanghai) Health Technology Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Limited (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on May 17, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.31#

Master Services Agreement, effective as of February 4, 2021, by and between SCYNEXIS, Inc. and Amplity, Inc. (Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on May 17, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.32

Loan and Security Agreement, dated May 13, 2021, among the Company, Hercules Capital Inc., and Silicon Valley Bank (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on August 16, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.33#

Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated 2015 Inducement Award Plan.(Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on November 9, 2022, SEC File No. 001-36365, and incorporated by reference here).

10.34#

Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2014 Equity Incentive Plan (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on February 8, 2022, SEC File No. 001-36365, and incorporated by reference here).

10.35

Controlled Equity OfferingSM Sales Agreement, dated May 17, 2021, between SCYNEXIS, Inc. and Cantor Fitzgerald & Co. (Filed with the SEC as Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on May 18, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.36

Controlled Equity OfferingSM Sales Agreement, dated May 17, 2021, between SCYNEXIS, Inc. and Ladenburg Thalmann & Co. Inc. (Filed with the SEC as Exhibit 1.2 to our Current Report on Form 8-K, filed with the SEC on May 18, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.37

Employment Agreement, dated May 10, 2021, between SCYNEXIS, Inc. and Christine Coyne (Filed with the SEC as Exhibit 10.1 to our Annual Report on Form 10-Q, filed with the SEC on May 12, 2022, SEC File No. 001-36365, and incorporated by reference here).

10.38*	Separation Agreement, dated October 20, 2022, between SCYNEXIS, Inc. and Marco Taglietti.

10.39*	Employment Agreement, dated January 1, 2023, between SCYNEXIS, Inc. and David Angulo.

10.40*	Employment Agreement, dated October 24, 2022, between SCYNEXIS, Inc. and Ivor Macleod.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (see Signature page).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	March 29, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Angulo, M.D. and Scott Sukenick, as his or her true and lawful attorney-in-fact and agent, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Angulo, M.D.	Chief Executive Officer	March 29, 2023
David Angulo, M.D.	(Principal Executive Officer)

/s/ Ivor Macleod	Chief Financial Officer	March 30, 2023
Ivor Macleod	(Principal Financial and Accounting Officer)

/s/ Guy Macdonald	Director	March 29, 2023
Guy Macdonald

/s/ David Hastings	Director	March 30, 2023
David Hastings

/s/ Steven C. Gilman, Ph.D.	Director	March 30, 2023
Steven C. Gilman, Ph.D.

/s/ Ann F. Hanham, Ph.D.	Director	March 29, 2023
Ann F. Hanham, Ph.D.

/s/ Armando Anido	Director	March 30, 2023
Armando Anido

/s/ Brian Philippe Tinmouth	Director	March 29, 2023
Brian Philippe Tinmouth