Form 10-Q
period 2023-03-31
SCYNEXIS INC
filed 2023-05-10
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 36,517,442 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$26,913	$45,814
Short-term investments	27,908	27,689
Prepaid expenses and other current assets	1,726	2,503
Accounts receivable, net	2,060	2,101
Inventory, net	1,105	899
Restricted cash	55	55
Total current assets	59,767	79,061
Other assets	7,444	5,511
Deferred offering costs	73	73
Restricted cash	163	163
Intangible assets, net	309	408
Operating lease right-of-use asset (See Note 8)	2,540	2,594
Total assets	$70,296	$87,810
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,925	$5,937
Accrued expenses	4,775	5,628
Other liabilities, current portion (See Note 7)	—	5,771
Operating lease liability, current portion (See Note 8)	296	282
Loan payable, current portion	34,648	—
Total current liabilities	45,644	17,618
Warrant liabilities	40,317	18,644
Convertible debt and derivative liability (See Note 7)	11,407	11,001
Loan payable	—	34,393
Operating lease liability (See Note 8)	2,842	2,921
Total liabilities	100,210	84,577
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 33,327,627 and 32,682,342 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	36	36
Additional paid-in capital	426,214	425,485
Accumulated deficit	(456,164)	(422,288)
Total stockholders’ (deficit) equity	(29,914)	3,233
Total liabilities and stockholders’ equity	$70,296	$87,810

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue, net	$1,130	$687
Operating expenses:
Cost of product revenue	137	99
Research and development	6,835	5,735
Selling, general and administrative	4,840	14,591
Total operating expenses	11,812	20,425
Loss from operations	(10,682)	(19,738)
Other expense (income):
Amortization of debt issuance costs and discount	255	390
Interest income	(587)	(13)
Interest expense	1,447	1,059
Other income	—	(13)
Warrant liabilities fair value adjustment	21,673	(10,030)
Derivative liabilities fair value adjustment	406	(980)
Total other expense (income)	23,194	(9,587)
Loss before taxes	(33,876)	(10,151)
Income tax benefit	—	(4,700)
Net loss	$(33,876)	$(5,451)
Net loss per share attributable to common stockholders – basic
Net loss per share – basic	$(0.71)	$(0.17)
Net loss per share attributable to common stockholders – diluted
Net loss per share – diluted	$(0.71)	$(0.18)
Weighted average common shares outstanding – basic and diluted
Basic	47,757,246	32,051,228
Diluted	47,757,246	33,189,428

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,876)	$(5,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	155
Stock-based compensation expense	707	922
Accretion of short-term investment discount	(219)	—
Amortization of debt issuance costs and discount	255	390
Change in fair value of warrant liabilities	21,673	(10,030)
Change in fair value of derivative liabilities	406	(980)
Noncash operating lease expense for right-of-use asset	54	52
Write off of deferred asset for commitment fees	514	—
Changes in operating assets and liabilities:
Prepaid expenses, accounts receivable, inventory, and other	(1,887)	(1,429)
Accounts payable, accrued expenses, other liabilities, and other	(6,701)	383
Net cash used in operating activities	(18,923)	(15,988)
Cash flows from investing activities:
Purchase of intangible assets	—	(9)
Net cash used in investing activities	—	(9)
Cash flows from financing activities:
Proceeds from common stock issued	—	2,164
Payments of offering costs and underwriting discounts and commissions	—	(451)
Proceeds from loan payable	—	5,000
Proceeds from employee stock purchase plan issuances	4	10
Repurchase of shares to satisfy tax withholdings	18	—
Net cash provided by financing activities	22	6,723
Net decrease in cash, cash equivalents, and restricted cash	(18,901)	(9,274)
Cash, cash equivalents, and restricted cash at beginning of period	46,032	104,702
Cash, cash equivalents, and restricted cash at end of period	$27,131	$95,428
Supplemental cash flow information:
Cash paid for interest	$1,658	$1,099
Cash received for interest	$373	$12
Noncash financing and investing activities:
Deferred offering and issuance costs included in accounts payable and accrued expenses	$—	$26
Deferred offering costs reclassified to additional paid-in capital	$—	$27
Reclass of warrant liability to additional paid-in capital	$—	$71
Reclass of deferred asset associated with issuance of loan payable to debt discount	$—	$206

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

In March 2023, the Company entered into a license agreement (the "License Agreement") with GlaxoSmithKline Intellectual Property (No. 3) Limited ("GSK"), subject to customary closing conditions, in which the Company granted GSK an exclusive (even as to the Company and its affiliates), royalty-bearing, sublicensable license for the development and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (See Note 12). The parties expect the transactions contemplated by the License Agreement to close in the second quarter of 2023.

The Company is party to a Loan and Security Agreement, dated May 13, 2021, with Hercules Capital, Inc. ("Hercules Capital") and Silicon Valley Bridge Bank, N.A. (now a division of First Citizens Bank, “SVB”) (the "Loan Agreement"), pursuant to which Hercules Capital, SVB and each of the other lenders from time-to-time party to the Loan Agreement (collectively, the “Lenders”) loaned to the Company $35.0 million as of March 31, 2023.

In connection with the entering into of the License Agreement, the Company entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to the Lenders consented to the Company entering into the License Agreement and the Company agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement, (ii) the prepayment fee payable under the Loan Agreement (approximately $0.3 million), (iii) the final payment payable under the Loan Agreement (approximately $1.4 million), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments by the Company will become due upon the earliest of (A) one business day following receipt by the Company of the $90 million upfront payment payable to the Company under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement.

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

As of the date the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with ASC 205-40, Going Concern:

•
The Company has incurred recurring losses since its inception, including net losses of $33.9 million for the three months ended March 31, 2023, and $62.8 million for the year ended December 31, 2022. In addition, as of March 31, 2023, the Company had an accumulated deficit of $456.2 million. The Company expects to continue to generate operating losses for the foreseeable future.

•
As of March 31, 2023, the Company had approximately $54.8 million of unrestricted cash, cash equivalents and short-term investments available to fund the Company’s operations.
•
The Company expects to incur substantial expenditures to fund its operations and ongoing development activities for the foreseeable future. In order to fund its operations and ongoing development activities, the Company will need to secure additional sources of outside capital. As noted above and as further disclosed in Note 12, the Company entered into a License Agreement with GSK in March 2023, in which the Company granted GSK with an exclusive license for the development and commercialization of ibrexafungerp, including the approved product BREXAFEMME. The closing of the License Agreement is subject to the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and therefore the related cash flows, including the upfront payment of $90.0 million, were not included in the Company’s ASC 205-40 analysis as of the issuance date. Management expects the License Agreement to close during the second quarter of 2023.
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
•
As disclosed in Note 7, the Company is required to maintain compliance with certain covenants prescribed by the Term Loan. The first covenant pertains to a minimum cash requirement whereby the Company must maintain a minimum amount of unrestricted and unencumbered cash in accounts with the lenders at all times that represents at least 50% of the outstanding principal on the Term Loan (the “minimum cash”). In the event the minimum cash is not maintained, the second covenant requires the Company to maintain compliance with a trailing three-month net product revenue threshold (the “revenue covenant”). As of March 31, 2023 and through the issuance date, the Company met the minimum cash requirement. However, management can provide no assurance that the minimum cash will be maintained for at least twelve months beyond the issuance date. If the Company does not meet the minimum cash requirement and, as such, must maintain compliance with the revenue covenant, management does not expect the Company will be able to comply with the revenue covenant for any period over the next twelve months beyond the issuance date. If the Company is required to comply with, but does not maintain compliance with, the revenue covenant, management may seek a waiver from the lender or refinance the outstanding borrowings under the Term Loan with another lender. However, management can provide no assurance a waiver will be granted by the lender or on terms that are acceptable to the Company. Similarly, management can provide no assurance that the Company will be able to refinance the amounts outstanding on the Term Loan or obtain a new loan on terms that are acceptable to the Company. In the event a waiver is not granted, or the Term Loan is not refinanced, the lender may exercise any and all of its rights and remedies provided for under the borrowing agreement which may include, among others, entering into a forbearance agreement, demanding payment, and/or seizing the underlying assets secured by the Term Loan.
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

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments include: revenue recognition including gross to net estimates and the identification of performance obligations in licensing arrangements; determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimates and assumptions utilized in measuring the fair values of the warrant and derivative liabilities each reporting period.

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2022, except as described below.

Allowance for Credit Losses

The Company reviews its held-to-maturity short-term investments for credit losses on a collective basis by major security type and in line with the Company's investment policy. As of March 31, 2023, the Company's held-to-maturity short-term investments were in securities that are issued by the U.S. government, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company's accounts receivable are with customers that do not have a history of uncollectibility nor a history of significantly aged accounts receivables. As of March 31, 2023, the Company did not recognize a credit loss allowance for its short-term investments or accounts receivable.

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic net loss per common share for the three months ended March 31, 2023 and 2022 was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net loss per common share for the three months ended March 31, 2023 includes the outstanding pre-funded warrants to purchase 11,303,667 and 3,200,000 shares of common stock issued in the April 2022 public offering and December 2020 public offering, respectively. The outstanding pre-funded warrants to purchase 3,200,000 shares of common stock issued in the December 2020 public offering were included in the three months ended March 31, 2022. Diluted net loss per common share for the three months ended March 31, 2023 and 2022 was determined as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(33,876)	$(5,451)
Dilutive effect of convertible debt	—	(584)
Net loss allocated to common shares	$(33,876)	$(6,035)

Weighted average common shares outstanding – basic	47,757,246	32,051,228
Dilutive effect of convertible debt	—	1,138,200
Weighted average common shares outstanding – diluted	47,757,246	33,189,428

Net loss per share – diluted	$(0.71)	$(0.18)

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022, as the result would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Outstanding stock options	1,931,389	2,050,094
Outstanding restricted stock units	2,214,490	981,841
Warrants to purchase common stock associated with March 2018 public offering – Series 2	—	798,810
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	—
Warrants to purchase common stock associated with Loan Agreement	198,811	198,819
Common stock associated with March 2019 Notes	1,138,200	—
Warrants to purchase common stock associated with Danforth	50,000	50,000
Total	27,332,890	10,879,564

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which revised the effective dates for ASU 2016-13 for public business entities that meet the SEC definition of a smaller reporting company to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2016-13 during the three months ended March 31, 2023 and the adoption did not materially impact the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

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

3. Short-term Investments

The following table summarizes the short-term investments at March 31, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2023
U.S. government securities	$27,908	$—	$(64)	$27,844
Total short-term investments	$27,908	$—	$(64)	$27,844

As of December 31, 2022
U.S. government securities	$27,689	$—	$(160)	$27,529
Total short-term investments	$27,689	$—	$(160)	$27,529

As of March 31, 2023, the Company has $27.9 million of held-to-maturity investments with contractual maturities less than one year. The Company carries short-term investments at amortized cost. The fair value of the short-term investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company has evaluated the unrealized loss position in the U.S. government securities as of the balance sheet date and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid research and development services	$569	$635
Prepaid insurance	328	622
Other prepaid expenses	538	1,184
Other current assets	291	62
Total prepaid expenses and other current assets	$1,726	$2,503

5. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$7,724	$5,093
Work in process	698	610
Finished goods	11	24
Total inventory	$8,433	$5,727

As of March 31, 2023 and December 31, 2022, the Company’s inventory consisted of $7.3 million and $4.9 million, respectively, of raw material that is not expected to be sold in one year and is classified as long term within other assets on the accompanying unaudited condensed consolidated balance sheet.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued research and development expenses	$1,249	$786
Accrued employee bonus compensation	498	1,628
Other accrued expenses	1,543	1,313
Accrued severance	28	688
Accrued co-pay rebates	760	595
Accrued other rebates	697	618
Total accrued expenses	$4,775	$5,628

7. Borrowings

Loan Agreement

On May 13, 2021 (the “Closing Date”), the Company entered into the Loan Agreement with Hercules and SVB for an aggregate principal amount of $60.0 million (the “Term Loan”). Pursuant to the Loan Agreement, the Term Loan is available to the Company in four tranches, subject to certain terms and conditions.

In connection with the entering into of the License Agreement, the Company entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to which the Lenders consented to the Company entering into the License Agreement and the Company agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under the Loan Agreement ($262,500), (iii) the final payment payable under the Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments by the Company will become due upon the earliest of (A) one business day following receipt by the Company of the $90 million upfront payment payable to the Company under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement.

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

The Company estimated the fair value of the loan payable as of March 31, 2023 using a credit spread valuation model and Level 3 inputs which included an implied secured spread, risk free rate, and secured yield of 9.48%, 4.80%, and 14.28%, respectively. As of December 31, 2022, the implied secured spread, risk free rate, and secured yield were 9.84%, 4.37%, and 14.21%. At March 31, 2023 and December 31, 2022, the fair value of the loan payable is $36.6 million and $34.4 million, respectively.

The Term Loan bears interest at a variable annual rate equal to the greater of (a) 9.05% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 5.80% (the “Interest Rate”). The Company is currently making payments of interest only.

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

Future principal debt payments on the currently outstanding loan payable as of March 31, 2023 are as follows (in thousands):

2023	$35,000
Total principal payments	35,000
Final fee due at maturity	1,383
Total principal and final fee payment	36,383
Unamortized discount and debt issuance costs	(1,735)
Loan payable, current portion	$34,648

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

As of March 31, 2023 and December 31, 2022, the Company’s March 2019 Notes consists of the convertible debt balance of $11.0 million and the bifurcated embedded conversion option derivative liability of $0.4 million and $42,000, respectively. In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock. The convertible debt and derivative liability associated with the March 2019 Notes are presented in total on the accompanying unaudited condensed consolidated balance sheets as the convertible debt and derivative liability. The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense. For the three months ended March 31, 2023 and 2022, the Company recognized a loss of $0.4 million and a gain of $1.0 million, respectively, on the fair value adjustment for the derivative liability. For the three months ended March 31, 2023 and 2022, the Company recognized zero and $0.2 million in amortization of debt issuance costs and discount related to the March 2019 Notes.

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At March 31, 2023 and December 31, 2022, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $11.7 million and $10.8 million, respectively.

The March 2019 Notes bear interest at a rate of 6.0% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2019. The March 2019 Notes will mature on March 15, 2025, unless earlier converted, redeemed or repurchased. The March 2019 Notes constitute general, senior unsecured obligations of the Company.

Other Liabilities

In February 2021, the Company partnered with Amplity for the commercial launch of BREXAFEMME for the treatment of VVC. Under the terms of the agreement with Amplity, the Company was to utilize Amplity’s commercial execution and resources for sales force, remote engagement, training, market access and select operations services. In October 2022, the Company announced that it was actively pursuing a U.S. commercialization partner to out-license BREXAFEMME in order to refocus the Company's resources on the further clinical development of ibrexafungerp for severe, hospital-based indications. As a result, the Company wound down its promotional activities associated with BREXAFEMME, while keeping BREXAFEMME on the market and available to patients. On November 30, 2022, the Company terminated the agreement with Amplity. Under the terms of the original agreement, Amplity deferred a portion of its direct service fees in the first two years (2021 and 2022) that accrued interest at an annual rate of 12.75% (“Deferred Fees”). The Deferred Fees of $5.8 million as of December 31, 2022 were fully paid as of February 2023.

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

The following table summarizes certain quantitative information associated with the amounts recognized in the unaudited condensed consolidated financial statements for the Lease (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$166	$166
Variable lease cost	58	(3)
Total operating lease expense	$224	$163

Cash paid for amounts included in the measurement of operating lease liability	$177	$174

	March 31, 2023	December 31, 2022
Remaining Lease term (years)	6.34	6.59
Discount rate	15%	15%

Future minimum lease payments for the Lease as of March 31, 2023 are as follows (in thousands):

March 31, 2023
2023	$538
2024	730
2025	744
2026	759
2027	774
Thereafter	1,256
Total	$4,801

The presentations of the operating lease liability as of March 31, 2023 are as follows (in thousands):

March 31, 2023
Present value of future minimum lease payments	$3,138

Operating lease liability, current portion	$296
Operating lease liability, long-term portion	2,842
Total operating lease liability	$3,138

Difference between future minimum lease payments and discounted cash flows	$1,663

License Arrangement with Potential Future Expenditures

As of March 31, 2023, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company. Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 2 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

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

9. Stockholders’ Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 150,000,000 shares as of March 31, 2023, and December 31, 2022; 33,327,627 and 32,682,342 shares were issued and outstanding at March 31, 2023, and December 31, 2022, respectively. In January 2023 and April 2023, 363,000 and 3,189,815 of the prefunded warrants from the April 2022 public offering were exercised for total proceeds of $3,553.

The following table summarizes common stock share activity for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31, 2023
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance, December 31, 2022	32,682,342	$36	$425,485	$(422,288)	$3,233
Net loss	—	—	—	(33,876)	(33,876)
Stock-based compensation expense	—	—	707	—	707
Common stock issued through employee stock purchase plan	2,662	—	4	—	4
Common stock issued, net of expenses	363,000	—	—	—	—
Common stock issued for vested restricted stock units	279,623	—	18	—	18
Balance, March 31, 2023	33,327,627	$36	$426,214	$(456,164)	$(29,914)

	Three Months Ended March 31, 2022
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2021	28,705,334	$32	$400,705	$(359,479)	$41,258
Net loss	—	—	—	(5,451)	(5,451)
Stock-based compensation expense	—	—	922	—	922
Common stock issued, net of expenses	487,610	—	2,135	—	2,135
Common stock issued through employee stock purchase plan	3,120	—	10	—	10
Common stock issued for vested restricted stock units	25,094	—	(18)	—	(18)
Vested Loan Agreement warrants	—	—	71	—	71
Balance, March 31, 2022	29,221,158	$32	$403,825	$(364,930)	$38,927

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2023	December 31, 2022
Outstanding stock options	1,931,389	1,740,308
Outstanding restricted stock units	2,214,490	633,270
Warrants to purchase common stock associated with March 2018 public offering – Series 2	—	798,810
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000
Prefunded warrants to purchase common stock associated with December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	15,000,000
Prefunded warrants to purchase common stock associated with April 2022 Public Offering	11,303,667	11,666,667
Warrants to purchase common stock associated with Loan Agreement	198,811	198,811
Warrant to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance under 2014 Plan (Note 10)	590,207	712,020
For possible future issuance under employee stock purchase plan	279	—
For possible future issuance under 2015 Plan (Note 10)	566,413	550,964
Total common shares reserved for future issuance	42,993,456	42,489,050

Common Stock Purchase Agreement and Sales Agreements

On April 10, 2020, the Company entered into the Common Stock Purchase Agreement with Aspire Capital (the “Common Stock Purchase Agreement”) pursuant to which the Company had the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. The Common Stock Purchase Agreement expired in October 2022. During the three months ended March 31, 2022, the Company sold 350,000 shares of its common stock under the Common Stock Purchase Agreement for gross proceeds of $1.5 million.

During the three months ended March 31, 2023 and 2022, the Company sold zero and 137,610 shares of its common stock and received net proceeds of zero and $0.7 million, respectively, under the Controlled Equity OfferingSM Sales Agreements with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co. Inc. (the “Sales Agreements”).

Warrants Associated with the March 2018, December 2020, and April 2022 Public Offerings

The outstanding warrants associated with the March 2018 and December 2020 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations. The outstanding warrants associated with the April 2022 public offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the warrants do not qualify under the indexation guidance. As a result, the April 2022 public offering warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model. During the three months ended March 31, 2023 and 2022, the Company recognized a loss of $21.7 million and a gain of $10.0 million on the warrant liabilities fair value adjustment, respectively. As of March 31, 2023 and December 31, 2022, the fair value of the warrant liabilities was $40.3 million and $18.6 million, respectively.

10. Stock-based Compensation

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan (“2014 Plan”), on January 1, 2023 and 2022, the Company automatically added 1,901,960 and 1,148,213 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of March 31, 2023, there were 590,207 shares of common stock available for future issuance under the 2014 Plan.

As of March 31, 2023, there were 566,413 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”). During the three months ended March 31, 2023 and 2022, there were options to purchase zero and 69,000 shares of the Company’s common stock granted under the 2015 Plan, respectively.

The activity for the Company’s 2009 Stock Option Plan, 2014 Plan, and 2015 Plan, for the three months ended March 31, 2023, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2022	1,740,308	$12.21	6.16	$—
Granted	225,000	$1.54
Forfeited/Cancelled	(33,919)	$7.35
Outstanding — March 31, 2023	1,931,389	$11.05	6.45	$544
Exercisable — March 31, 2023	1,202,326	$15.70	4.82	$10
Vested or expected to vest — March 31, 2023	1,931,389	$11.05	6.45	$544

Restricted stock unit (“RSU”) activity under the 2014 Plan and 2015 Plan for the three months ended March 31, 2023, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2022	633,270	$5.29
Granted	1,819,575	$1.73
Vested	(236,023)	$5.87
Forfeited	(2,332)	$5.13
Non-vested at March 31, 2023	2,214,490	$2.30

The fair value of RSUs is based on the market price of the Company’s common stock on the date of grant. RSUs generally vest 25% annually over a four-year period from the date of grant. Upon vesting, the RSUs generally are net share settled to cover the required withholding tax with the remaining shares issued to the holder. The Company recognizes compensation expense for such awards ratably over the corresponding vesting period.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2014 Plan and the 2015 Plan was $0.7 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for each of the three months ended March 31, 2023 and 2022.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$374	$285
Selling, general and administrative	333	637
Total	$707	$922

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of March 31, 2023 and December 31, 2022 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Cash	$563	$563	—	—
Restricted cash	218	218	—	—
Money market funds	26,350	26,350	—	—
Total assets	$27,131	$27,131	—	—

Warrant liabilities	$40,317	—	—	$40,317
Derivative liability	448	—	—	448
Total liabilities	$40,765	—	—	$40,765

December 31, 2022
Cash	$415	$415	—	—
Restricted cash	218	218	—	—
Money market funds	45,399	45,399	—	—
Total assets	$46,032	$46,032	—	—

Warrant liabilities	$18,644	—	—	$18,644
Derivative liability	42	—	—	42
Total liabilities	$18,686	—	—	$18,686

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The unobservable input for all of the Level 3 warrant liabilities includes volatility. The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants. At March 31, 2023, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 100.8% to 111.9% and 102.1%, respectively.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, adjusted equity volatility, credit rating, market credit spread, and estimated effective yield. The unobservable inputs associated with the Level 3 derivative liabilities are adjusted equity volatility, market credit spread, and estimated yield. As of March 31, 2023, these inputs were 82.3%, 1,454 basis points, and 18.6%, respectively. The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method. The residual difference represents the fair value of the embedded derivative liabilities and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2022	$18,644
Loss adjustment to fair value	21,673
Balance – March 31, 2023	$40,317

Derivative Liability
Balance – December 31, 2022	$42
Loss adjustment to fair value	406
Balance – March 31, 2023	$448

12. Revenue

Product Revenue, Net

Net product revenue was $1.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. Products are sold primarily to wholesalers and specialty pharmacies. Revenue is reduced from wholesaler list price at the time of recognition for expected chargebacks, rebates, discounts, incentives, and returns, which are referred to as gross to net (“GTN”) adjustments. These reductions are currently attributed to various commercial arrangements. Chargebacks and discounts are recognized as a reduction in accounts receivable or as accrued expenses based on their nature and settled through the issuance of credits to the customer or through cash payments to the customer, respectively. All other returns, rebates, and incentives are reflected as accrued expenses and settled through cash payments to the customer. Revenue attributed to sales to three wholesalers comprised 46%, 26%, and 25% of the Company’s gross revenue for the three months ended March 31, 2023.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories as of March 31, 2023 and 2022 (in thousands):

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Total
Balance as of December 31, 2022	$255	$73	$1,213	$1,541
Provision related to current period revenue	392	12	943	1,347
Changes in estimate related to prior period revenue	—	—	—	—
Credit/payments	(324)	(2)	(699)	(1,025)
Balance as of March 31, 2023	$323	$83	$1,457	$1,863

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Total
Balance as of December 31, 2021	$249	$21	$1,110	$1,380
Provision related to current period revenue	272	10	1,092	1,374
Changes in estimate related to prior period revenue	—	—	—	—
Credit/payments	(122)	—	(1,040)	(1,162)
Balance as of March 31, 2022	$399	$31	$1,162	$1,592

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

License Agreement with GSK

On March 30, 2023, the Company entered into a License Agreement with GSK. Pursuant to the terms of the License Agreement, the Company granted GSK an exclusive (even as to the Company and its affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (the “GSK Territory”). If the existing licenses granted to or agreements with third parties are terminated with respect to any country, GSK will have an exclusive first right to negotiate with the Company to add those additional countries to the GSK Territory.

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

License Agreement with Hansoh

In February 2021, the Company entered into an Exclusive License and Collaboration Agreement (the “Agreement”) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, “Hansoh”), pursuant to which the Company granted to Hansoh an exclusive license to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan (the “Territory”). The Company also granted to Hansoh a non-exclusive license to manufacture ibrexafungerp solely for development and commercialization in the Territory. For the three months ended March 31, 2023 and 2022, there was no license agreement revenue recognized associated with the Agreement given the variable consideration was fully constrained as of March 31, 2023 and 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended March 31, 2023, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

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

Ibrexafungerp, the first representative of a novel class of antifungal agents called triterpenoids, is a structurally distinct glucan synthase inhibitor and has shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillusgenera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces genera. Candida and Aspergillus genera are the fungi responsible for approximately 85% of all invasive fungal infections in the United States (U.S.) and Europe. To date, we have characterized the antifungal activity, pharmacokinetics, and safety profile of the oral and IV formulations of ibrexafungerp in multiple in vitro, in vivo, and clinical studies. The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations to ibrexafungerp for the indications of VVC (including the prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications. The European Medicines Agency has granted Orphan Medicinal Product designation to ibrexafungerp for IC. These designations may provide us with additional market exclusivity and expedited regulatory paths.

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

We will be responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp but will have the potential to receive up to $75.5 million in success-based development milestones, which are comprised of up to $65 million for the achievement of three interim milestones associated with our continued performance of the ongoing MARIO Study and $10.5 million for the successful completion of the MARIO Study. See further details of the License Agreement, including financial terms, as described in Note 12 of Item 1 on this Quarterly Report.

We, Hercules Capital, Inc. (Hercules Capital) and Silicon Valley Bridge Bank, N.A. (now a division of First Citizens Bank, SVB) are party to a Loan and Security Agreement dated as of May 13, 2021 (the Loan Agreement), pursuant to which Hercules Capital, SVB and each of the other lenders from time-to-time party to the Loan and Security Agreement (collectively, the Lenders) loaned to us $35 million. In connection with the entering into of the License Agreement, we entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to which the Lenders consented to us entering into the License Agreement and we agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under Loan Agreement ($262,500), (iii) the final payment payable under Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments by us will become due upon the earliest of (A) one business day following receipt by us of the $90 million upfront payment payable to us under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement.

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

We have completed the enrollment of SCYNERGIA, our Phase 2 study of oral ibrexafungerp in combination with voriconazole in patients with IA, although the number of patients is smaller than initially projected. The prioritization of hospital resources toward addressing COVID-19 has impacted the ability of many institutions to focus on screening and enrolling patients into some clinical trials, including SCYNERGIA.

We have completed the enrollment of the VANQUISH Phase 3b open-label trial evaluating the safety and efficacy of ibrexafungerp in patients with complicated vulvovaginal candidiasis who failed to respond to treatment with fluconazole.

Liquidity

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, December 2020, and April 2022. Our principal source of liquidity is cash, cash equivalents, and short-term investments which totaled $54.8 million as of March 31, 2023 and we have the availability to issue up to $46.2 million of our common stock under our at-the-market facility with Cantor Fitzgerald & Co. (Cantor) and Ladenburg Thalmann & Co. Inc. (Ladenburg). We received $30.0 million in 2021 and received $5.0 million in 2022 under our Loan Agreement with Hercules and SVB. In March 2023, in connection with the entering into of the License

Agreement with GSK, we, Hercules and SVB entered into a First Amendment and Consent to Loan and Security Agreement pursuant to which the lenders under the Loan Agreement consented to us entering into the License Agreement and we agreed to pay to the lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under Loan Agreement ($262,500), (iii) the final payment payable under Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments by us will become due upon the earliest of (A) one business day following receipt by us of the $90 million upfront payment payable to us under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement. See “Liquidity and Capital Resources” below for amounts sold under the ATM with Cantor and Ladenburg, and the amounts sold under our common stock purchase agreement with Aspire Capital which expired in October 2022.

We have incurred net losses since our inception, including the year ended December 31, 2022. As of March 31, 2023, our accumulated deficit was $456.2 million. We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy. Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations and ongoing operations, but that our selling, general and administrative expenses will decrease as we have ceased the active promotional activities associated with BREXAFEMME. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements, including under our ATM.

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

Components of Operating Results

Revenue

Revenue consists of product sales of BREXAFEMME.

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
•
medical affairs related expense and salary that is incurred to discover, develop, or improve potential product candidates;
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

Other Expense (Income)

All of our other income recognized in the three months ended March 31, 2023 and 2022, consists of amortization of debt issuance costs and discount, interest income, interest expense, other income, the warrant liabilities fair value adjustment, and the derivative liabilities fair value adjustment.

Income Tax Benefit

All of our income tax benefit recognized in the three months ended March 31, 2022 consists of an income tax benefit associated with the sale of our NOLs and research and development credits.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Period-to-Period Change
Revenue:
Product revenue, net	$1,130	$687	$443	64.5%
Operating expenses:
Cost of product revenue	137	99	38	38.4%
Research and development	6,835	5,735	1,100	19.2%
Selling, general and administrative	4,840	14,591	(9,751)	(66.8)%
Total operating expenses	11,812	20,425	(8,613)	(42.2)%
Loss from operations	(10,682)	(19,738)	9,056	(45.9)%
Other expense (income):
Amortization of debt issuance costs and discount	255	390	(135)	(34.6)%
Interest income	(587)	(13)	(574)	4,415.4%
Interest expense	1,447	1,059	388	36.6%
Other income	—	(13)	13	(100.0)%
Warrant liabilities fair value adjustment	21,673	(10,030)	31,703	(316.1)%
Derivative liabilities fair value adjustment	406	(980)	1,386	(141.4)%
Total other expense (income)	23,194	(9,587)	32,781	(341.9)%
Loss before taxes	(33,876)	(10,151)	(23,725)	233.7%
Income tax benefit	—	(4,700)	4,700	(100.0)%
Net loss	$(33,876)	$(5,451)	$(28,425)	521.5%

Revenue. Revenue in the three months ended March 31, 2023 and 2022 consists solely of product sales of BREXAFEMME.

Cost of Product Revenue. Cost of product revenue in the three months ended March 31, 2023 and 2022 consists primarily of distribution, freight, and royalty costs associated with BREXAFEMME.

Research and Development. For the three months ended March 31, 2023, research and development expenses increased to $6.8 million compared to $5.7 million for the three months ended March 31, 2022. The increase of $1.1 million, or 19%, for the three months ended March 31, 2023, was primarily driven by an increase of $0.6 million in clinical development expense and an increase of $0.6 million in medical affairs expense.

The $0.6 million increase in clinical development expense for the three months ended March 31, 2023, was primarily driven by an increase of $0.7 million associated with a Phase 1 study of oral ibrexafungerp that was substantially completed in the current period and is intended to support the potential NDA filing for the treatment of IC, an increase of $0.3 million in the FURI and CARES studies, and an increase of $0.2 million in expense associated with the VANQUISH study, offset in part by a $0.8 million decrease in expense associated with the CANDLE Phase 3 study which was substantially complete in the first quarter of 2022.

Selling, General & Administrative. For the three months ended March 31, 2023, selling, general and administrative expenses decreased to $4.8 million from $14.6 million for the three months ended March 31, 2022. The decrease of $9.8 million, or 67%, for the three months ended March 31, 2023, was primarily driven by a decrease of $7.3 million in commercial expense due to the costs incurred in the prior comparable period associated with the active promotion of BREXAFEMME which ceased in the fourth quarter of 2022, a decrease of $1.4 million in salary related expense primarily driven by the workforce reduction in the fourth quarter of 2022 concentrated in the commercial and medical affairs functions, a $0.5 million decrease associated with other medical affairs related expense, and a net decrease of $0.6 million in other selling, general, and administrative expenses.

Amortization of Debt Issuance Costs and Discount. For the three months ended March 31, 2023 and 2022, we recognized $0.3 million and $0.4 million in amortization of debt issuance costs and discount, respectively. The 2023 and 2022 debt issuance costs and discount for our March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability. The 2023 and 2022 debt issuance costs and discount for our Loan Agreement comprised issuance and commitment costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the Loan Agreement.

Interest Income. For the three months ended March 31, 2023 and 2022, we recognized $0.6 million and $13,000, respectively, in interest income; the increase was primarily due to the increase in the interest rate on our money market fund.

Interest Expense. For the three months ended March 31, 2023 and 2022, we recognized $1.4 million and $1.1 million, respectively, in interest expense primarily associated with the Loan Agreement.

Other Income. For the three months ended March 31, 2022, we recognized $13,000 in other income primarily associated with realized gains on foreign currency transactions.

Warrant Liabilities Fair Value Adjustment. For the three months ended March 31, 2023 and 2022, we recognized a loss of $21.7 million and a gain $10.0 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the increase and decrease in our stock price during the periods, respectively.

Derivative Liabilities Fair Value Adjustment. For the three months ended March 31, 2023 and 2022, we recognized a loss of $0.4 million and a gain of $1.0 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the increase and decrease in our stock price during the respective periods.

Income Tax Benefit. Income tax benefit in the three months ended March 31, 2022 consists of $4.7 million associated with the sale of a portion of our NOLs and research and development credits.

Liquidity and Capital Resources

Sources of Liquidity

Through March 31, 2023, we have primarily funded our operations from net proceeds from equity and debt issuances and through revenue from development services. As of March 31, 2023, we had cash and cash equivalents and short-term investments of $54.8 million, compared to cash and cash equivalents and short-term investments of $73.5 million as of December 31, 2022. The decrease in our cash and cash equivalents and short-term investments was primarily due to the continued development costs associated with ibrexafungerp and the payment of the deferred fees associated with Amplity. We have incurred annual net losses since our inception, and we incurred a net loss during the three months ended March 31, 2023. As of March 31, 2023, our accumulated deficit was $456.2 million.

If we do not successfully close the License Agreement with GSK, we will likely continue to incur losses for at least the foreseeable future. Consistent with our operating plan, we expect to incur significant research and development expenses and selling, general and administrative expenses; however, we expect our selling, general, and administrative expenses will decrease as we have ceased the active promotion of BREXAFEMME. As a result of our continued significant expenses, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding, strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registrations, including the related at-the-market facility entered into on May 17, 2021 with Cantor and Ladenburg. Upon closing of our License Agreement with GSK that is expected in the second quarter of 2023, we will receive $90.0 million, of which approximately $37.1 million we must use to pay all amounts payable under the Loan Agreement with Hercules Capital and SVB.

Cash Flows

The following table sets forth the significant sources and uses of cash for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash, cash equivalents, and restricted cash, January 1	$46,032	$104,702
Net cash used in operating activities	(18,923)	(15,988)
Net cash used in investing activities	—	(9)
Net cash provided by financing activities	22	6,723
Net decrease in cash, cash equivalents, and restricted cash	(18,901)	(9,274)
Cash, cash equivalents, and restricted cash, March 31	$27,131	$95,428

Operating Activities

The $2.9 million increase in net cash used in operating activities for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to the continued development costs associated with ibrexafungerp. In the prior comparable period, we received a cash receipt of $4.7 million the sale of our NOLs, that partially offset selling, general and administrative expenses to support the commercial launch of BREXAFEMME and the continued development costs associated with ibrexafungerp and ongoing operations. Consistent with our operating plan, we expect to incur significant research and development expenses; however, we expect our selling, general and administrative expenses to decrease as we have ceased actively promoting BREXAFEMME.

Net cash used in operating activities of $18.9 million for the three months ended March 31, 2023, primarily consisted of the $33.9 million net loss adjusted for non-cash charges that included the loss on change in fair value of the warrant liabilities of $21.7 million, the loss on change in fair value of the derivative liabilities of $0.4 million, stock-based compensation expense of $0.7 million, and amortization of debt issuance costs and discount of $0.3 million, partially offset by a net unfavorable change in operating assets and liabilities of $8.6 million. The net unfavorable change in operating assets and liabilities was due to a decrease in accounts payable, accrued expenses, other liabilities and other of $6.7 million and by an increase in prepaid expenses, accounts receivable, inventory, and other of $1.9 million. The $6.7 million decrease in accounts payable, accrued expenses, other liabilities, and other was primarily due to the decrease of $5.8 million in other liabilities associated with the deferred fees due to Amplity that were fully paid as of February 2023 and a $0.9 million decrease in accrued expenses primary due to the bonus and separation payments made during the current period for 2022. The increase in prepaid expenses, accounts receivable, inventory, and other of $1.9 million was primarily due to a $2.1 million increase in inventory for raw material purchased in the current period.

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

Financing Activities

Net cash provided by financing activities of $22,000 for the three months ended March 31, 2023, consisted primarily of the proceeds for the repurchase of shares to satisfy tax withholdings and the proceeds from the employee stock purchase plan.

Net cash provided by financing activities of $6.7 million for the three months ended March 31, 2022, consisted primarily of the gross proceeds of $5.0 million received from the Loan Agreement and $2.2 million in gross proceeds from common stock issued under our at-the-market and common stock purchase agreements.

Future Funding Requirements

We have generated limited revenue from the product sales for BREXAFEMME and we expect our product sales to decrease as we have ceased actively promoting BREXAFEMME. We expect to incur expenses in connection with our efforts to further development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We anticipate that we will need substantial additional funding in connection with our continuing future operations. We anticipate that we will need substantial additional funding in connection with our continuing future operations. As discussed in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we have incurred significant losses and negative cash flows from operations and have limited capital resources to fund ongoing operations which raises substantial doubt about our ability to continue as a going concern.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of net proceeds from equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing arrangements, in particular the License Agreement with GSK. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, similar to our Loan Agreement or the convertible senior notes we sold in March 2019 and April 2020, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through sales of assets, other third-party funding, strategic alliances and licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Our critical estimates and judgements are described within Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

4.1	Reference is made to Exhibits 3.1 through 3.5.

10.1	Exclusive License Agreement, dated as of March 30, 2023, by and between GlaxoSmithKline Intellectual Property (No.3) Limited, and the Company.

10.2	First Amendment and Consent to Loan and Security Agreement, dated March 30, 2023, among the Company, Hercules Capital, Inc., and Silicon Valley Bank.

10.3	Separation Agreement, dated October 20, 2022, between SCYNEXIS, Inc. and Christine Coyne.

10.4

Employment Agreement, dated January 1, 2023, between SCYNEXIS, Inc. and David Angulo (Filed with the SEC as Exhibit 10.39 to our Form 10-K, filed with the SEC on March 31, 2023, SEC File No. 001-36365, and incorporated by reference here).

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

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2023

By:	/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 9, 2023