Form 10-Q
period 2023-06-30
SCYNEXIS INC
filed 2023-08-14
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 37,175,665 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$57,905	$45,814
Short-term investments	27,637	27,689
Prepaid expenses and other current assets	2,669	2,503
License agreement receivable	25,000	—
License agreement contract asset	19,249	—
Accounts receivable, net	2,345	2,101
Inventory, net	10,290	899
Restricted cash	435	55
Total current assets	145,530	79,061
Investments	6,336	—
Other assets	64	5,511
Deferred offering costs	73	73
Restricted cash	163	163
Intangible assets, net	206	408
Operating lease right-of-use asset (See Note 8)	2,484	2,594
Total assets	$154,856	$87,810
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,416	$5,937
Accrued expenses	7,190	5,628
Deferred revenue, current portion	3,229	—
Other liabilities, current portion (See Note 7)	—	5,771
Operating lease liability, current portion (See Note 8)	310	282
Warrant liabilities	2,013	—
Total current liabilities	16,158	17,618
Deferred revenue	1,140	—
Warrant liabilities	30,090	18,644
Convertible debt and derivative liability (See Note 7)	11,630	11,001
Loan payable	—	34,393
Operating lease liability (See Note 8)	2,760	2,921
Total liabilities	61,778	84,577
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 37,175,665 and 32,682,342 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	40	36
Additional paid-in capital	426,942	425,485
Accumulated deficit	(333,904)	(422,288)
Total stockholders’ equity	93,078	3,233
Total liabilities and stockholders’ equity	$154,856	$87,810

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$468	$1,323	$1,598	$2,010
License agreement revenue	130,986	—	130,986	—
Total revenue	131,454	1,323	132,584	2,010
Operating expenses:
Cost of product revenue	426	144	562	243
Research and development	7,040	7,131	13,875	12,980
Selling, general and administrative	7,474	15,786	12,314	30,262
Total operating expenses	14,940	23,061	26,751	43,485
Income (loss) from operations	116,514	(21,738)	105,833	(41,475)
Other (income) expense:
Amortization of debt issuance costs and discount	1,998	421	2,256	799
Interest income	(737)	(181)	(1,325)	(193)
Interest expense	1,249	1,231	2,695	2,291
Other income	—	—	—	(2)
Warrant liabilities fair value adjustment	(8,214)	(9,682)	13,459	(19,712)
Derivative liabilities fair value adjustment	(42)	(182)	364	(1,162)
Total other (income) expense	(5,746)	(8,393)	17,449	(17,979)
Income (loss) before taxes	122,260	(13,345)	88,384	(23,496)
Income tax benefit	—	—	—	(4,700)
Net income (loss)	$122,260	$(13,345)	$88,384	$(18,796)
Net income (loss) per share attributable to common stockholders – basic
Net income (loss) per share – basic	$2.56	$(0.31)	$1.85	$(0.50)
Net income (loss) per share attributable to common stockholders – diluted
Net income (loss) per share – diluted	$2.46	$(0.31)	$1.82	$(0.50)
Weighted average common shares outstanding – basic and diluted
Basic	47,837,393	43,285,232	47,797,731	37,647,535
Diluted	49,923,361	43,285,232	49,166,251	37,647,535

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$88,384	$(18,796)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	304	301
Stock-based compensation expense	1,435	2,022
Accretion of investments discount	100	—
Amortization of debt issuance costs and discount	2,256	799
Change in fair value of warrant liabilities	13,459	(19,712)
Change in fair value of derivative liabilities	364	(1,162)
Noncash operating lease expense for right-of-use asset	110	104
Write off of deferred asset for commitment fees	514	—
Prepayment fee for loan payable payment	263	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	(165)	(575)
License agreement receivable	(25,000)	—
License agreement contract asset	(19,249)	—
Accounts receivable	(243)	(1,350)
Inventory	(4,563)	(323)
Accounts payable, accrued expenses, deferred revenue, other liabilities, and other	(2,494)	4,123
Net cash provided by (used in) operating activities	55,475	(34,569)
Cash flows from investing activities:
Purchase of intangible assets	—	(9)
Purchase of investments	(26,941)	—
Maturity of investments	20,557	—
Net cash used in investing activities	(6,384)	(9)
Cash flows from financing activities:
Proceeds from common stock issued	4	47,153
Payments of offering costs and underwriting discounts and commissions	—	(3,352)
Proceeds from loan payable	—	5,000
Payments of loan payable issuance costs	—	(26)
Payments of loan payable	(36,383)	—
Payment of loan payable prepayment fee	(263)	—
Proceeds from employee stock purchase plan issuances	4	10
Repurchase of shares to satisfy tax withholdings	18	—
Net cash (used in) provided by financing activities	(36,620)	48,785
Net increase in cash, cash equivalents, and restricted cash	12,471	14,207
Cash, cash equivalents, and restricted cash at beginning of period	46,032	104,702
Cash, cash equivalents, and restricted cash at end of period	$58,503	$118,909
Supplemental cash flow information:
Cash paid for interest	$2,828	$1,930
Cash received for interest	$1,434	$194
Noncash financing and investing activities:
Deferred offering and issuance costs included in accounts payable and accrued expenses	$—	$286
Deferred offering costs reclassified to additional paid-in capital	$—	$77
Reclass of warrant liability to additional paid-in capital	$—	$71
Reclass of deferred asset associated with issuance of loan payable to debt discount	$—	$206

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, and is pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections. The Company is developing its proprietary class of enfumafungin-derived antifungal compounds (“fungerps") as broad-spectrum, systemic antifungal agents for multiple fungal indications. Ibrexafungerp is the first representative of this novel class of antifungals with additional assets from the “fungerp” family, including SCY-247, in pre-clinical stages of development. In June 2021, the U.S. Food and Drug Administration (“FDA”) approved BREXAFEMME® (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (“VVC”), also known as vaginal yeast infection. In December 2022, the Company announced that the FDA approved a second indication for BREXAFEMME for the reduction in the incidence of recurrent vulvovaginal candidiasis ("RVVC").

In March 2023, the Company entered into a license agreement (the "License Agreement") with GlaxoSmithKline Intellectual Property (No. 3) Limited ("GSK") in which the Company granted GSK an exclusive (even as to the Company and its affiliates), royalty-bearing, sublicensable license for the development and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (See Note 12). The parties closed the transactions contemplated by the License Agreement in May 2023 and the Company received an upfront payment of $90.0 million.

The Company was party to a Loan and Security Agreement, dated May 13, 2021, with Hercules Capital, Inc. ("Hercules Capital") and Silicon Valley Bridge Bank, N.A. (now a division of First Citizens Bank, “SVB”) (the "Loan Agreement"), pursuant to which Hercules Capital, SVB and each of the other lenders from time-to-time party to the Loan Agreement (collectively, the “Lenders”) loaned to the Company $35.0 million as of March 31, 2023.

In connection with the entering into of the License Agreement, the Company entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to the Lenders consented to the Company entering into the License Agreement and the Company agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement, (ii) the prepayment fee payable under the Loan Agreement (approximately $0.3 million), (iii) the final payment payable under the Loan Agreement (approximately $1.4 million), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. Upon receipt by the Company of the $90.0 million upfront payment from GSK in May 2023, all amounts payable under the Loan Agreement were fully paid (see Note 7).

The Company had an accumulated deficit of $333.9 million at June 30, 2023. The Company's capital resources primarily comprised cash and cash equivalents and investments of $91.9 million at June 30, 2023. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; (4) its ability to successfully achieve the development, regulatory, and commercial milestones under its License Agreement with GSK and; (5) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments include: revenue recognition including gross to net estimates and the identification of performance obligations in licensing arrangements; estimates for the relative standalone selling price and measure of progress under the input method for the License Agreement; the determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimates and assumptions utilized in measuring the fair values of the warrant and derivative liabilities each reporting period.

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2022, except as described below.

Allowance for Credit Losses

The Company reviews its held-to-maturity investments for credit losses on a collective basis by major security type and in line with the Company's investment policy. As of June 30, 2023, the Company's held-to-maturity investments were in securities that are issued by the U.S. government and in corporate bonds, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company's accounts receivable are with customers that do not have a history of uncollectibility nor a history of significantly aged accounts receivables. As of June 30, 2023, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

Basic and Diluted Net Income (Loss) per Share of Common Stock

The Company calculates net income (loss) per common share in accordance with ASC 260, Earnings Per Share. Basic net income (loss) per common share for the three and six months ended June 30, 2023 and 2022 was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net income (loss) per common share for the three and six months ended June 30, 2023 includes the outstanding pre-funded warrants to purchase 7,516,267 and 3,200,000 shares of common stock issued in the April 2022 public offering and December 2020 public offering, respectively. The outstanding pre-funded warrants to purchase 11,666,667 and 3,200,000 shares of common stock issued in the April 2022 public offering and December 2020 public offering were included in the three and six months ended June 30, 2022, respectively. Diluted net income (loss) per common share for the three and six months ended June 30, 2023 and 2022 was determined as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$122,260	$(13,345)	$88,384	$(18,796)
Dilutive effect of convertible debt	433	—	1,047	—
Net income (loss) allocated to common shares	$122,693	$(13,345)	$89,431	$(18,796)

Weighted average common shares outstanding – basic	47,837,393	43,285,232	47,797,731	37,647,535
Dilutive effect of convertible debt	1,138,200	—	1,138,200	—
Dilutive effect of restricted stock units	947,768	—	230,320	—
Weighted average common shares outstanding – diluted	49,923,361	43,285,232	49,166,251	37,647,535

Net income (loss) per share – diluted	$2.46	$(0.31)	$1.82	$(0.50)

The following potentially dilutive shares of common stock and common shares that contain certain performance contingencies have not been included in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2023 and 2022, as the result would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding stock options	1,970,536	2,129,002	1,970,536	2,129,002
Outstanding restricted stock units	400,000	1,024,929	400,000	1,024,929
Warrants to purchase common stock associated with March 2018 public offering – Series 2	—	798,810	—	798,810
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000	6,800,000	6,800,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	15,000,000	15,000,000	15,000,000
Warrants to purchase common stock associated with Loan Agreement	198,811	198,819	198,811	198,819
Common stock associated with March 2019 Notes	—	1,138,200	—	1,138,200
Warrants to purchase common stock associated with Danforth	50,000	50,000	50,000	50,000
Total	24,419,347	27,139,760	24,419,347	27,139,760

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

3. Investments

The following table summarizes the investments at June 30, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2023
Maturities < 1 Year
U.S. government securities	$25,336	$3	$(4)	$25,335
Corporate bonds	2,301	—	(4)	2,297
Total short-term investments	$27,637	$3	$(8)	$27,632

Maturities > 1 Year
Corporate bonds	$6,336	$—	$(15)	$6,321
Total investments	$6,336	$—	$(15)	$6,321

As of December 31, 2022
Maturities < 1 Year
U.S. government securities	$27,689	$—	$(160)	$27,529
Total short-term investments	$27,689	$—	$(160)	$27,529

The Company carries investments at amortized cost. The fair value of the U.S. government securities investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of the corporate bonds is determined based on "Level 2" inputs, which consist of quoted prices for similar assets in active markets. The Company has evaluated the unrealized loss position in the U.S. government securities and corporate bonds as of the balance sheet date and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid research and development services	$393	$635
Prepaid insurance	747	622
Other prepaid expenses	419	1,184
Other current assets	1,110	62
Total prepaid expenses and other current assets	$2,669	$2,503

5. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$9,890	$5,093
Work in process	33	610
Finished goods	367	24
Total inventory	$10,290	$5,727

As of June 30, 2023 and December 31, 2022, the Company’s inventory consisted of zero and $4.9 million, respectively, of raw materials that are not expected to be sold in one year. As of December 31, 2022, the raw materials that are not expected to be sold in one year is classified as long term within other assets on the accompanying unaudited condensed consolidated balance sheet.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued research and development expenses	$1,604	$786
Accrued employee bonus compensation	996	1,628
Other accrued expenses	2,650	1,313
Accrued severance	20	688
Accrued co-pay rebates	832	595
Accrued other rebates	1,088	618
Total accrued expenses	$7,190	$5,628

7. Borrowings

Loan Agreement

On May 13, 2021 (the “Closing Date”), the Company entered into the Loan Agreement with Hercules and SVB for an aggregate principal amount of $60.0 million (the “Term Loan”). Pursuant to the Loan Agreement, the Term Loan was available to the Company in four tranches, subject to certain terms and conditions.

In connection with the entering into of the License Agreement, the Company entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to which the Lenders consented to the Company entering into the License Agreement and the Company agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under the Loan Agreement ($262,500), (iii) the final payment payable under the Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. Upon receipt by the Company of the $90.0 million upfront payment from GSK in May 2023, all amounts payable under the Loan Agreement were fully paid. In connection with the repayment of those amounts due, in May 2023, the Company and the Lenders executed a payoff letter confirming the amounts due under the Loan Agreement, and the Company’s confirmation that the Loan Agreement was terminated.

Under the terms of the Loan Agreement, the Company received an initial tranche of $20.0 million from the Lenders on the closing date. The second tranche of the Term Loan, consisting of up to an additional $10.0 million, became available to the Company upon receipt of approval from the FDA of ibrexafungerp for the treatment of vaginal yeast infections (the “First Performance Milestone”) and was fully funded in June 2021. The third tranche of the Term Loan, consisting of an additional $5.0 million, became available to the Company upon (a) the First Performance Milestone and (b) the achievement of the primary endpoint from the Phase 3 study of ibrexafungerp in patients with recurrent vulvovaginal candidiasis, and was fully funded in March 2022. The Term Loan bore interest at a variable annual rate equal to the greater of (a) 9.05% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 5.80% (the “Interest Rate”). As of December 31, 2022, the implied secured spread, risk free rate, and secured yield were 9.84%, 4.37%, and 14.21%. At December 31, 2022, the fair value of the loan payable was $34.4 million.

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

As of June 30, 2023 and December 31, 2022, the Company’s March 2019 Notes consist of the convertible debt balance of $11.2 million and $11.0 million and the bifurcated embedded conversion option derivative liability of $0.4 million and $42,000, respectively. In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock. The convertible debt and derivative liability associated with the March 2019 Notes are presented in total on the accompanying unaudited condensed consolidated balance sheets as the convertible debt and derivative liability. The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense. For the three months ended June 30, 2023 and 2022, the Company recognized gains of $42,000 and $0.2 million, respectively, on the fair value adjustment for the derivative liability. For the six months ended June 30, 2023 and 2022, the Company recognized a loss of $0.4 million and a gain of $1.2 million, respectively, on the fair value adjustment for the derivative liability. For the three months ended June 30, 2023 and 2022, the Company recognized $0.3 million and $0.2 million in amortization of debt issuance costs and discount related to the March

2019 Notes, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized $0.3 million and $0.4 million, respectively, in amortization of debt issuance costs and discount related to the March 2019 Notes.

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At June 30, 2023 and December 31, 2022, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $12.1 million and $10.8 million, respectively.

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

The following table summarizes certain quantitative information associated with the amounts recognized in the unaudited condensed consolidated financial statements for the Lease (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$166	$166	$332	$332
Variable lease cost	46	8	104	5
Total operating lease expense	$212	$174	$436	$337

Cash paid for amounts included in the measurement of operating lease liability	$177	$58	$355	$232

			June 30, 2023	December 31, 2022
Remaining Lease term (years)			6.09	6.59
Discount rate			15%	15%

Future minimum lease payments for the Lease as of June 30, 2023 are as follows (in thousands):

June 30, 2023
2023	$360
2024	730
2025	744
2026	759
2027	774
Thereafter	1,256
Total	$4,623

The presentations of the operating lease liability as of June 30, 2023 are as follows (in thousands):

June 30, 2023
Present value of future minimum lease payments	$3,070

Operating lease liability, current portion	$310
Operating lease liability, long-term portion	2,760
Total operating lease liability	$3,070

Difference between future minimum lease payments and discounted cash flows	$1,553

License Arrangement with Potential Future Expenditures

As of June 30, 2023, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company. Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 2 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

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

9. Stockholders’ Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 150,000,000 shares as of June 30, 2023, and December 31, 2022; 37,175,665 and 32,682,342 shares were issued and outstanding at June 30, 2023, and December 31, 2022, respectively. For the three and six months ended June 30, 2023, 3,787,400 and 4,150,400 of the prefunded warrants from the April 2022 public offering were exercised for total proceeds of $3,787 and $4,150, respectively.

The following table summarizes common stock share activity for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30, 2023
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance, March 31, 2023	33,327,627	$36	$426,214	$(456,164)	$(29,914)
Net income	—	—	—	122,260	122,260
Stock-based compensation expense	—	—	728	—	728
Common stock issued, net of expenses	3,787,400	4	—	—	4
Common stock issued for vested restricted stock units	60,638	—	—	—	—
Balance, June 30, 2023	37,175,665	$40	$426,942	$(333,904)	$93,078

	Three Months Ended June 30, 2022
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2022	29,221,158	$32	$403,825	$(364,930)	$38,927
Net loss	—	—	—	(13,345)	(13,345)
Stock-based compensation expense	—	—	1,100	—	1,100
Common stock issued, net of expenses	3,358,333	4	18,794	—	18,798
Common stock issued for vested restricted stock units	16,912	—	—	—	—
Balance, June 30, 2022	32,596,403	$36	$423,719	$(378,275)	$45,480

	Six Months Ended June 30, 2023
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2022	32,682,342	$36	$425,485	$(422,288)	$3,233
Net income	—	—	—	88,384	88,384
Stock-based compensation expense	—	—	1,435	—	1,435
Common stock issued through employee stock purchase plan	2,662	—	4	—	4
Common stock issued, net of expenses	4,150,400	4	—	—	4
Common stock issued for vested restricted stock units	340,261	—	18	—	18
Balance, June 30, 2023	37,175,665	$40	$426,942	$(333,904)	$93,078

	Six Months Ended June 30, 2022
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2021	28,705,334	$32	$400,705	$(359,479)	$41,258
Net loss	—	—	—	(18,796)	(18,796)
Stock-based compensation expense	—	—	2,022	—	2,022
Common stock issued through employee stock purchase plan	3,120	—	10	—	10
Common stock issued, net of expenses	3,845,943	4	20,911	—	20,915
Common stock issued for vested restricted stock units	42,006	—	—	—	—
Vested Loan Agreement warrants	—	—	71	—	71
Balance, June 30, 2022	32,596,403	$36	$423,719	$(378,275)	$45,480

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2023	December 31, 2022
Outstanding stock options	1,970,536	1,740,308
Outstanding restricted stock units	2,194,251	633,270
Warrants to purchase common stock associated with March 2018 public offering – Series 2	—	798,810
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000
Prefunded warrants to purchase common stock associated with December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	15,000,000
Prefunded warrants to purchase common stock associated with April 2022 Public Offering	7,516,267	11,666,667
Warrants to purchase common stock associated with Loan Agreement	198,811	198,811
Warrant to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance under 2014 Plan (Note 10)	504,074	712,020
For possible future issuance under employee stock purchase plan	279	—
For possible future issuance under 2015 Plan (Note 10)	572,975	550,964
Total common shares reserved for future issuance	39,145,393	42,489,050

April 2022 Public Offering

On April 22, 2022, the Company entered into an Equity Underwriting Agreement with Guggenheim Securities, LLC, as representative of the several underwriters, relating to the offering, issuance and sale (the “April 2022 Public Offering”) of (a) 3,333,333 shares of the Company’s common stock, par value $0.001 per share, (b) pre-funded warrants, in lieu of common stock, to purchase 11,666,667 shares of the Company’s common stock, par value $0.001 per share, and (c) warrants, which accompany the common stock or pre-funded warrants, to purchase up to an aggregate of 15,000,000 shares of the Company’s common stock. The price to the public in the April 2022 Public Offering was $3.00 per share of common stock and accompanying warrants, or in the case of pre-funded warrants, $2.999 per pre-funded warrant and accompanying warrants, which resulted in $41.8 million of net proceeds to the Company after deducting the underwriting discount and offering expenses.

The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation for the three and six months ended June 30, 2023 and 2022.

Common Stock Purchase Agreement and Sales Agreements

On April 10, 2020, the Company entered into the Common Stock Purchase Agreement with Aspire Capital (the “Common Stock Purchase Agreement”) pursuant to which the Company had the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. The Common Stock Purchase Agreement expired in October 2022. During the three and six months ended June 30, 2022, the Company sold zero and 375,000 shares of its common stock and received net proceeds of zero and $1.5 million under the Company's Common Stock Purchase Agreement, respectively.

During the three and six months ended June 30, 2023, the Company sold zero shares of its common stock under the Controlled Equity OfferingSM Sales Agreements with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co. Inc. (the “Sales Agreements”). During the three and six months ended June 30, 2022, the Company sold zero and 137,610 shares of its common stock and received net proceeds of zero and $0.7 million under the Company's Sales Agreements, respectively.

Warrants Associated with the March 2018, December 2020, and April 2022 Public Offerings

The outstanding warrants associated with the March 2018 and December 2020 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations. The outstanding warrants associated with the April 2022 public offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the warrants do not qualify under the indexation guidance. As a result, the April 2022 public offering warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model. For the three months ended June 30, 2023 and 2022, the Company recognized gains of $8.2 million and $9.7 million, respectively, and for the six months ended June 30, 2023 and 2022, recognized a loss of $13.5 million and a gain of $19.7 million, respectively, on the warrant liabilities fair value adjustment. As of June 30, 2023 and December 31, 2022, the fair value of the warrant liabilities was $32.1 million and $18.6 million, respectively.

10. Stock-based Compensation

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan (“2014 Plan”), on January 1, 2023 and 2022, the Company automatically added 1,901,960 and 1,148,213 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of June 30, 2023, there were 504,074 shares of common stock available for future issuance under the 2014 Plan.

In July 2023, the Company’s board of directors amended the 2014 Employee Stock Purchase Plan (“ESPP Plan”), which was subsequently ratified by the Company’s stockholders and became effective on June 14, 2023. Common stock that may be issued under the ESPP Plan will not exceed 1,531,248 shares of common stock, which is the sum of: (i) the 4,779 shares of common stock originally approved; (ii) 26,469 shares of common stock that were added pursuant to the annual increase provision of the ESPP Plan between 2015 and 2023; and (iii) an additional 1,500,000 shares of common stock that were approved by our stockholders at the 2023 annual meeting of stockholders.

2015 Inducement Award Plan

As of June 30, 2023, there were 572,975 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”). During the six months ended June 30, 2023 and 2022, there were options to purchase zero and 92,000 shares of the Company’s common stock granted under the 2015 Plan, respectively.

The activity for the Company’s 2014 Plan and 2015 Plan, for the six months ended June 30, 2023, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2022	1,740,308	$12.21	6.16	$—
Granted	303,000	$1.87
Forfeited/Cancelled	(72,772)	$14.59
Outstanding — June 30, 2023	1,970,536	$10.53	6.42	$533
Exercisable — June 30, 2023	1,274,086	$14.48	4.99	$94
Vested or expected to vest — June 30, 2023	1,970,536	$10.53	6.42	$533

Restricted stock unit (“RSU”) activity under the 2014 Plan and 2015 Plan for the six months ended June 30, 2023, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2022	633,270	$5.29
Granted	1,929,575	$1.79
Vested	(296,686)	$5.06
Forfeited	(71,908)	$2.92
Non-vested at June 30, 2023	2,194,251	$2.32

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

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2014 Plan and the 2015 Plan was $0.7 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and was $1.4 million and $2.0 million for the six months ended June 30, 2023, and 2022, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for each of the three and six months ended June 30, 2023 and 2022.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$301	$343	$675	$628
Selling, general and administrative	427	757	760	1,394
Total	$728	$1,100	$1,435	$2,022

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of June 30, 2023 and December 31, 2022 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Cash	$651	$651	—	—
Restricted cash	598	598	—	—
Money market funds	57,254	57,254	—	—
Total assets	$58,503	$58,503	—	—

Warrant liabilities	$32,103	—	—	$32,103
Derivative liability	406	—	—	406
Total liabilities	$32,509	—	—	$32,509

December 31, 2022
Cash	$415	$415	—	—
Restricted cash	218	218	—	—
Money market funds	45,399	45,399	—	—
Total assets	$46,032	$46,032	—	—

Warrant liabilities	$18,644	—	—	$18,644
Derivative liability	42	—	—	42
Total liabilities	$18,686	—	—	$18,686

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of June 30, 2023, the cash and cash equivalents of $57.9 million and the restricted cash balances of $0.4 million and $0.2 million within short and long term on the balance sheet, respectively, sum to the total of $58.5 million as shown in the statement of cash flows.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The unobservable input for all of the Level 3 warrant liabilities includes volatility. The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants. At June 30, 2023, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 80.2% to 92.1 and 80.9%, respectively.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, adjusted equity volatility, credit rating, market credit spread, and estimated effective yield. The unobservable inputs associated with the Level 3 derivative liabilities are adjusted equity volatility, market credit spread, and estimated yield. As of June 30, 2023, these inputs were 87.6%, 1,274 basis points, and 17.8%, respectively. The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method. The residual difference represents the fair value of the embedded derivative liabilities and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2022	$18,644
Loss adjustment to fair value	13,459
Balance – June 30, 2023	$32,103

Derivative Liability
Balance – December 31, 2022	$42
Loss adjustment to fair value	364
Balance – June 30, 2023	$406

12. Revenue

Product Revenue, Net

Net product revenue was $0.5 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively, and $1.6 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively. Products are sold primarily to wholesalers and specialty pharmacies. Revenue is reduced from wholesaler list price at the time of recognition for expected chargebacks, rebates, discounts, incentives, and returns, which are referred to as gross to net (“GTN”) adjustments. These reductions are currently attributed to various commercial arrangements. Chargebacks and discounts are recognized as a reduction in accounts receivable or as accrued expenses based on their nature and settled through the issuance of credits to the customer or through cash payments to the customer, respectively. All other returns, rebates, and incentives are reflected as accrued expenses and settled through cash payments to the customer. Revenue attributed to sales to three wholesalers comprised 46%, 26%, and 25% of the Company’s gross revenue for the six months ended June 30, 2023.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories as of June 30, 2023 and 2022 (in thousands):

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Total
Balance as of December 31, 2022	$255	$73	$1,213	$1,541
Provision related to current period revenue	773	316	2,054	3,143
Changes in estimate related to prior period revenue	—	693	—	693
Credit/payments	(708)	(74)	(1,347)	(2,129)
Balance as of June 30, 2023	$320	$1,008	$1,920	$3,248

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Total
Balance as of December 31, 2021	$249	$21	$1,110	$1,380
Provision related to current period revenue	709	24	2,211	2,944
Changes in estimate related to prior period revenue	—	—	—	—
Credit/payments	(516)	—	(2,089)	(2,605)
Balance as of June 30, 2022	$442	$45	$1,232	$1,719

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

License Agreement with GSK

On March 30, 2023, the Company entered into a License Agreement with GSK. Pursuant to the terms of the License Agreement, the Company granted GSK an exclusive (even as to the Company and its affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (the “GSK Territory”). If the existing licenses granted to or agreements with third parties are terminated with respect to any country, GSK will have an exclusive first right to negotiate with the Company to add those additional countries to the GSK Territory. The parties closed the transactions contemplated by the License Agreement in May 2023.

The Company retains rights to all other assets, with GSK receiving a right of first negotiation (“ROFN”) to any other enfumafungin-derived compounds or products that the Company may control.

Under the terms of the License Agreement, the Company was entitled to a nonrefundable upfront payment of $90 million in May 2023. The Company is also eligible to receive potential:

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

The Company is responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp but has the potential to receive up to $75.5 million in success-based development milestones, which are comprised of up to $65 million for the achievement of three interim milestones associated with the Company’s continued performance of the ongoing MARIO study and $10.5 million for the successful completion of the MARIO study. In June 2023, the Company earned a $25.0 million performance-based development milestone under the License Agreement. This milestone payment follows a development goal for the Phase 3 MARIO study for ibrexafungerp in IC as the Company continues executing ongoing ibrexafungerp trials.

In the case of each of the above milestones, such milestone events are defined in the License Agreement. GSK will also pay royalties based on cumulative annual sales to the Company in the mid-single digit to mid-teen range. These royalty rates are subject to reduction, including in the event of third-party licenses, entry of a generic product, or the expiration of licensed patents. A joint development committee was established between GSK and the Company to coordinate and review ongoing development activities of ibrexafungerp. Unless earlier terminated, the License Agreement will expire on a product-by-product and country-by-country basis at the end of the royalty term for such product in such country. The Company has the right to terminate the License Agreement upon an uncured material breach by, or bankruptcy of, GSK. GSK has the right to terminate the License Agreement at any time for convenience in its entirety or on a product-by-product and country-by-country basis, upon an uncured material breach by, or bankruptcy of, the Company, or for safety reasons.

The Company evaluated the License Agreement in accordance with ASC 606 as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The Company assessed the terms of the License Agreement and identified the following performance obligations which include: (1) the license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, in the GSK Territory, (2) the research and development activities for the MARIO study, and (3) performance obligations for the remaining research and development activities for the ongoing clinical and preclinical studies of ibrexafungerp. For the three and six months ended June 30, 2023, the Company's product revenue, net comprised of sales of BREXAFEMME that the Company sold as principal given it maintains control of BREXAFEMME product until delivery to its wholesalers at which point control is transferred.

The Company considers the future potential development, regulatory, and commercial milestone payments as well as sales-based milestone and royalties to be variable consideration. The Company constrains variable consideration to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. The Company will recognize consideration related to sales-based milestone and royalties when the subsequent sales occur pursuant to the royalty exception under ASC 606 because the license is the predominant item to which the royalties or sales-based milestone relate.

The total transaction price is $136.1 million, which included the initial payment of $90.0 million and $45.0 million in success-based development milestones. Given the uncertain nature of these payments, the remaining potential development, regulatory, and commercial milestone payments from the License Agreement are not included in the transaction price as they are determined to be fully constrained as of June 30, 2023 under ASC 606. The Company will continue to reassess the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company allocated the $136.1 million transaction price based on relative stand-alone selling prices of each of the performance obligations as $130.1 million for the license, $4.8 million for the research and development activities for the MARIO study and $1.2 million for the remaining ongoing clinical and preclinical studies of ibrexafungerp. The Company developed the estimated standalone selling price for the license using a Monte Carlo valuation analysis and for the research and development activities, the Company's utilized the estimate of costs to be incurred to fulfill its obligations associated with the performance of the research and development activities, plus a reasonable margin. In developing this estimate for the license, the Company applied significant judgment in the determination of the significant assumptions relating to forecasted future cash flows and discount rates.

As of June 30, 2023, the Company provided all necessary information to GSK for it to benefit from the license under the license term. Accordingly, for the three months and six months ended June 30, 2023, the Company recognized $130.1 million in license revenue at a point in time upon the transfer of the license to GSK and completion of the initial technology transfer. As of June 30, 2023, the Company recognized a $25.0 million receivable and a $19.3 million contract asset associated with the success-based milestones associated with the ongoing clinical studies of ibrexafungerp. For a limited period of time, the Company continues to sell BREXAFEMME in the GSK Territory. The Company is the principal for these transactions under ASC 606 as the Company maintains control of the BREXAFEMME inventory that is then sells to its customers.

The Company recognized the revenue associated with the MARIO study and the remaining ongoing clinical and preclinical studies of ibrexafungerp over time using an input method. The input method is based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the Company’s performance in transferring control of the services promised to GSK and represents the Company’s best estimate of the period of the obligation. For the three months and six months ended June 30, 2023, the Company recognized $0.5 million and $0.4 million of revenue the research and development activities associated with the MARIO study and the remaining ongoing clinical and preclinical studies of ibrexafungerp, respectively. As of June 30, 2023, there is $3.2 million and $1.1 million of current and long-term deferred revenue, respectively, which is expected to be recognized by the end of 2024.

License Agreement with Hansoh

In February 2021, the Company entered into an Exclusive License and Collaboration Agreement (the “Agreement”) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, “Hansoh”), pursuant to which the Company granted to Hansoh an exclusive license to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan (the “Territory”). The Company also granted to Hansoh a non-exclusive license to manufacture ibrexafungerp solely for development and commercialization in the Territory. For the three and six months ended June 30, 2023 and 2022, there was no license agreement revenue recognized associated with the Agreement given the variable consideration was fully constrained as of June 30, 2023 and 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

Overview

SCYNEXIS, Inc. is pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections. Ibrexafungerp is the first representative of this novel class of antifungals with additional assets from the “fungerp” family, including SCY-247, in pre-clinical stages of development. In June 2021 and December 2022, we announced that the U.S. Food and Drug Administration (FDA) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC), also known as vaginal yeast infection, and for the reduction in the incidence of recurrent vulvovaginal candidiasis (RVVC), respectively.

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

On March 30, 2023, we entered into a license agreement (the License Agreement) with GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK). Pursuant to the terms of the License Agreement, we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (the GSK Territory). The parties closed the transactions contemplated by the License Agreement in May 2023 and we received an upfront payment of $90.0 million. In June 2023, we announced the achievement of a $25.0 million performance-based development milestone under the License Agreement. This milestone payment follows a development goal for the Phase 3 MARIO study for ibrexafungerp in IC as we continue executing ongoing ibrexafungerp trials.

See further details of the License Agreement, including financial terms, as described in Note 12 of Item 1 on this Quarterly Report.

We, Hercules Capital, Inc. (Hercules Capital) and Silicon Valley Bridge Bank, N.A. (now a division of First Citizens Bank, SVB) are party to a Loan and Security Agreement dated as of May 13, 2021 (the Loan Agreement), pursuant to which Hercules Capital, SVB and each of the other lenders from time-to-time party to the Loan and Security Agreement (collectively, the Lenders) loaned to us $35 million. In connection with the entering into of the License Agreement, we entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to which the Lenders consented to us entering into the License Agreement and we agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately

$35.4 million), (ii) the prepayment fee payable under Loan Agreement ($262,500), (iii) the final payment payable under Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments became due upon the earliest of (A) one business day following receipt by us of the $90 million upfront payment payable to us under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement.

Following the closing of the transactions under the License Agreement, in May 2023, we received the upfront payment pursuant to the terms of the License Agreement, which triggered the obligation of us to repay the amounts due under the terms of the First Amendment. In connection with the repayment of those amounts due, in May 2023, we and the Lenders executed a payoff letter confirming the amounts due under the First Amendment, and our confirmation that the Loan Agreement, as amended by the First Amendment, was terminated.

Ibrexafungerp Update

Enrollment is continuing in the prospective, randomized, double-blind, global Phase 3 study to evaluate the efficacy, safety and tolerability of oral ibrexafungerp as a step-down therapy for patients with IC including candidemia following IV echinocandin therapy in the hospital compared to currently available therapies (the MARIO study). Eligible patients with IC will receive treatment with IV echinocandin and will then be switched to either oral ibrexafungerp or a standard of care option, either oral fluconazole or best available therapy for subjects with infections caused by fluconazole non-susceptible strains, once step-down criteria are met. Approximately 220 patients will be enrolled and randomized in the study, and we expect topline results in the second half of 2024. The data from MARIO study is intended to be supportive of an NDA submission for ibrexafungerp as step-down therapy in patients with IC. Such submission would be made by GSK and any resulting approval would be held by GSK.

We achieved a target enrollment of 200 patients in our Phase 3 FURI study investigating the potential of ibrexafungerp as a treatment for fungal infections that are refractory or intolerant to other antifungals, including infections caused by Candida auris (C. auris), and anticipate study completion activities in the first half of 2023 with a Data Review Committee review and topline data in the first half of 2024. We also achieved a target enrollment of 30 patients in our Phase 3 CARES study, focused on patients with infections caused by C. auris which will follow similar completion and reporting timing to the Phase 3 FURI study. The data from these studies is intended to be supportive of an NDA submission for ibrexafungerp as salvage therapy in patients with certain refractory invasive fungal diseases. Such NDA submission would be made by GSK and any resulting approval would be held by GSK.

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

Preclinical Developments – SCY 247

We continue progressing the IND-enabling development activities for SCY-247. SCY-247 is a broad spectrum antifungal with a potential oral and IV systemic therapeutic option for multiple drug-resistant pathogens. Some of these activities, including assessing the activity of the compound against Candida auris and Mucorales are being supported by NIH grants. We anticipate opening an IND for this compound in the second half of 2024.

Liquidity

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, December 2020, and April 2022. Our principal source of liquidity is cash, cash equivalents, and investments which totaled $91.9 million as of June 30, 2023 and we have the availability to issue up to $46.2 million of our common stock under our at-the-market facility with Cantor Fitzgerald & Co. (Cantor) and Ladenburg Thalmann & Co. Inc. (Ladenburg). See “Liquidity and Capital Resources” below for amounts sold under the ATM with Cantor and Ladenburg, and the amounts sold under our common stock purchase agreement with Aspire Capital which expired in October 2022.

As of June 30, 2023, our accumulated deficit was $333.9 million. We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy. Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations and ongoing operations, but that our selling, general and administrative expenses will decrease as we have ceased the active promotional activities associated with BREXAFEMME. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements, including under our ATM.

Collaborations and Licensing Agreements

We are party to a number of licensing and collaboration agreements with partners in human health, including: (1) GSK, a pharmaceutical company, which we exclusively (even as to us and our affiliates) provide a, royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in the GSK Territory; (2) Merck, a pharmaceutical company, under which we exclusively licensed the rights to ibrexafungerp in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events as well as tiered royalties based on worldwide sales of ibrexafungerp when and if it is approved (in 2014, Merck assigned to us the patents related to ibrexafungerp that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (3) Hansoh, a pharmaceutical company, which we exclusively provide a license from us to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan, under which we are entitled to receive development and commercial milestones and royalties (4) R-Pharm, CJSC, or "R-Pharm," a leading supplier of hospital drugs in Russia, granting it exclusive rights in the field of human health to develop and commercialize ibrexafungerp in Russia and several non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us (this agreement is not material to our unaudited condensed consolidated balance sheets, statements of operations, or statements of cash flows); (5) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635 for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties; and (6) Cypralis Limited, or "Cypralis," a life sciences company, transferring to it certain cyclophilin inhibitor assets of ours, under which we are eligible to receive milestone payments upon the successful progression of certain Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization.

Components of Operating Results

Revenue

Revenue consists of license agreement revenue associated with GSK and product sales of BREXAFEMME. For the three and six months ended June 30, 2023, our product revenue, net comprised of sales of BREXAFEMME that we sold as principal given we control BREXAFEMME product until delivery to our wholesalers at which point control is transferred.

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

Other Expense (Income)

All of our other income recognized in the three and six months ended June 30, 2023 and 2022, consists of amortization of debt issuance costs and discount, interest income, interest expense, other income, the warrant liabilities fair value adjustment, and the derivative liabilities fair value adjustment.

Income Tax Benefit

All of our income tax benefit recognized in the six months ended June 30, 2022 consists of an income tax benefit associated with the sale of our NOLs and research and development credits.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Period-to-Period Change
Revenue:
Product revenue, net	$468	$1,323	$(855)	(64.6)%
License agreement revenue	130,986	—	130,986	—%
Total revenue	131,454	1,323	130,131	9,836.1
Operating expenses:
Cost of product revenue	426	144	282	195.8%
Research and development	7,040	7,131	(91)	(1.3)%
Selling, general and administrative	7,474	15,786	(8,312)	(52.7)%
Total operating expenses	14,940	23,061	(8,121)	(35.2)%
Income (loss) from operations	116,514	(21,738)	138,252	(636.0)%
Other expense (income):
Amortization of debt issuance costs and discount	1,998	421	1,577	374.6%
Interest income	(737)	(181)	(556)	307.2%
Interest expense	1,249	1,231	18	1.5%
Warrant liabilities fair value adjustment	(8,214)	(9,682)	1,468	(15.2)%
Derivative liabilities fair value adjustment	(42)	(182)	140	(76.9)%
Total other income	(5,746)	(8,393)	2,647	(31.5)%
Net income (loss)	$122,260	$(13,345)	$135,605	(1,016.1)%

Revenue. For the three months ended June 30, 2023, revenue primarily consists of the $130.1 million recognized upon the transfer of the license associated with the License Agreement with GSK in May 2023. For the three months ended June 30, 2022, revenues consists of product sales of BREXAFEMME.

Cost of Product Revenue. Cost of product revenue in the three months ended June 30, 2023 and 2022 consists primarily of distribution, freight, and royalty costs associated with BREXAFEMME.

Research and Development. For the three months ended June 30, 2023, research and development expenses decreased to $7.0 million compared to $7.1 million for the three months ended June 30, 2022. The decrease of $0.1 million, or 1%, for the three months ended June 30, 2023, was primarily driven by a decrease of $0.2 million in regulatory expense given the costs incurred in the prior period for the submission of the supplemental NDA in RVVC in the third quarter of 2022 and a decrease of $0.1 million in other research and development expense, off set in part by a $0.2 million increase in salary primarily associated with medical affairs.

Selling, General & Administrative. For the three months ended June 30, 2023, selling, general and administrative expenses decreased to $7.5 million from $15.8 million for the three months ended June 30, 2022. The decrease of $8.3 million, or 53%, for the three months ended June 30, 2023, was primarily driven by a decrease of $9.0 million in commercial expense due to the costs incurred in the prior comparable period associated with the active promotion of BREXAFEMME which ceased in the fourth quarter of 2022, a decrease of $1.1 million in salary related expense primarily driven by the workforce reduction in the fourth quarter of 2022 concentrated in the commercial and medical affairs functions, a decrease of $0.5 million in other medical affairs related expense, and a net decrease in other selling, general and administrative expense of $0.6 million, offset in part by an increase in professional fees of $2.9 million. The $2.9 million increase in professional fees is primarily due to a $3.1 million expense incurred during the current period for business development associated with the License Agreement.

Amortization of Debt Issuance Costs and Discount. For the three months ended June 30, 2023 and 2022, we recognized $2.0 million and $0.4 million in amortization of debt issuance costs and discount, respectively. The increase of $1.6 million, or 375%, was primarily driven by the recognition of $1.7 million in amortization for the remaining debt issuance costs and discount associated with the loan payable with Hercules and SVB which was fully paid in May 2023. The 2023 and 2022 debt issuance costs and discount for our March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the three months ended June 30, 2023 and 2022, we recognized $0.7 million and $0.2 million, respectively, in interest income; the increase was primarily due to the increase in the interest rate on our money market funds.

Interest Expense. For both the three months ended June 30, 2023 and 2022, we recognized $1.2 million in interest expense primarily associated with the Loan Agreement.

Warrant Liabilities Fair Value Adjustment. For the three months ended June 30, 2023 and 2022, we recognized gains of $8.2 million and $9.7 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the periods, respectively.

Derivative Liabilities Fair Value Adjustment. For the three months ended June 30, 2023 and 2022, we recognized gains of $42,000 and $0.2 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease in our stock price during the respective periods.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars and percentage (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Period-to-Period Change
Revenue:
Product revenue, net	$1,598	$2,010	$(412)	(20.5)%
License agreement revenue	130,986	—	130,986	—%
Total revenue	132,584	2,010	130,574	6,496.2%
Operating expenses:
Cost of product revenue	562	243	319	131.3%
Research and development	13,875	12,980	895	6.9%
Selling, general and administrative	12,314	30,262	(17,948)	(59.3)%
Total operating expenses	26,751	43,485	(16,734)	(38.5)%
Income (loss) from operations	105,833	(41,475)	147,308	(355.2)%
Other expense (income):
Amortization of debt issuance costs and discount	2,256	799	1,457	182.4%
Interest income	(1,325)	(193)	(1,132)	586.5%
Interest expense	2,695	2,291	404	17.6%
Other income	—	(2)	2	(100.0)%
Warrant liabilities fair value adjustment	13,459	(19,712)	33,171	(168.3)%
Derivative liabilities fair value adjustment	364	(1,162)	1,526	(131.3)%
Total other expense (income)	17,449	(17,979)	35,428	(197.1)%
Income (loss) before taxes	88,384	(23,496)	111,880	(476.2)%
Income tax benefit	—	(4,700)	4,700	(100.0)%
Net income (loss)	$88,384	$(18,796)	$107,180	(570.2)%

Revenue. For the six months ended June, 2023, revenue primarily consists of the $130.1 million recognized upon the transfer of the license associated with the License Agreement with GSK in May 2023. For the six months ended June 30, 2022, revenues consists of product sales of BREXAFEMME.

Cost of Product Revenue. Cost of product revenue in the six months ended June 30, 2023 and 2022 consists primarily of distribution, freight, and royalty costs associated with BREXAFEMME.

Research and Development. For the six months ended June 30, 2023, research and development expenses increased to $13.9 million compared to $13.0 million for the six months ended June 30, 2022. The increase of $0.9 million , or 7% , for the six months ended June 30, 2023, was primarily driven by an increase of $0.4 million in salary primarily associated with medical affairs and a $0.7 million increase in clinical development expense, offset in part by a decrease of $0.2 million in regulatory expense given the costs incurred in the prior period for the submission of the supplemental NDA in RVVC in the third quarter of 2022.

The $0.7 million increase in clinical development expense for the six months ended June 30, 2023, was primarily driven by an increase of $0.8 million associated with a Phase 1 study of oral ibrexafungerp that was substantially completed in the current period and is intended to support the potential NDA filing for the treatment of IC, an increase of $0.5 million in the FURI and CARES studies, and an increase of $0.5 million in expense associated with the VANQUISH study, offset in part by a $1.1 million decrease in expense associated with the CANDLE Phase 3 study which was substantially complete in the first quarter of 2022.

Selling, General & Administrative. For the six months ended June 30, 2023, selling, general and administrative expenses decreased to $12.3 million from $30.3 million for the six months ended June 30, 2022. The decrease of $17.9 million, or 59%, for the six months ended June 30, 2023, was primarily driven by a decrease of $16.3 million in commercial expense due to the costs incurred in the prior comparable period associated with the active promotion of BREXAFEMME which ceased in the fourth quarter of 2022, a decrease of $2.0 million in salary related expense primarily driven by the workforce reduction in the fourth quarter of 2022 concentrated in the commercial and medical affairs functions, a $1.3 million decrease associated with other medical affairs related expense, a $0.4 million decrease in stock based compensation expense, a $0.3 million decrease in information technology costs, and a net decrease in other selling, general, and administrative costs of $0.9 million, offset in part by an increase in professional fees of $3.3 million. The $3.3 million increase in professional fees is primarily due to a $3.1 million expense incurred during the current period for business development associated with the License Agreement.

Amortization of Debt Issuance Costs and Discount. For the six months ended June 30, 2023 and 2022, we recognized $2.3 million and $0.8 million in amortization of debt issuance costs and discount, respectively. The increase of $1.5 million, or 182%, was primarily driven by the recognition of $1.9 million in amortization during the six months ended June 30, 2023 for the remaining debt issuance costs and discount associated with the loan payable with Hercules and SVB which was fully paid in May 2023. The 2023 and 2022 debt issuance costs and discount for our March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the six months ended June 30, 2023 and 2022, we recognized $1.3 million and $0.2 million, respectively, in interest income; the increase was primarily due to the increase in the interest rate on our money market fund.

Interest Expense. For the six months ended June 30, 2023 and 2022, we recognized $2.7 million and $2.3 million, respectively, in interest expense primarily associated with the Loan Agreement.

Other Income. For the six months ended June 30, 2022, we recognized $2,000 in other income primarily associated with certain research and development tax credits.

Warrant Liabilities Fair Value Adjustment. For the six months ended June 30, 2023 and 2022, we recognized a loss of $13.5 million and a gain $19.7 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the increase and decrease in our stock price during the periods, respectively.

Derivative Liabilities Fair Value Adjustment. For the six months ended June 30, 2023 and 2022, we recognized a loss of $0.4 million and a gain of $1.2 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the increase and decrease in our stock price during the respective periods.

Income Tax Benefit. Income tax benefit in the six months ended June 30, 2022 consists of $4.7 million associated with the sale of a portion of our NOLs and research and development credits.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2023, we have primarily funded our operations from net proceeds from equity and debt issuances and through revenue from development services. As of June 30, 2023, we had cash and cash equivalents and investments of $91.9 million, compared to cash and cash equivalents and short-term investments of $73.5 million as of December 31, 2022. The increase in our cash and cash equivalents and investments was primarily due to the $90.0 upfront receipt from the closing of the License Agreement, offset by the $37.0 million repayment in full of our Loan Agreement, the continued development costs associated with ibrexafungerp, and the payment of the deferred fees associated with Amplity. We have incurred annual net losses since our inception, although we anticipate net income for the current annual period given amounts received under the License Agreement with GSK, and we incurred net income during the three and six months ended June 30, 2023. As of June 30, 2023, our accumulated deficit was $333.9 million.

Consistent with our operating plan, we expect to incur significant research and development expenses and selling, general and administrative expenses; however, we expect our selling, general, and administrative expenses will decrease as we have ceased the active promotion of BREXAFEMME. As a result of our continued significant expenses, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding, strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our shelf registrations, including the related at-the-market facility entered into on May 17, 2021 with Cantor and Ladenburg. Upon closing of our License Agreement with GSK in May 2023, we received an upfront payment of $90.0 million, of which approximately $37.0 million was used to pay all amounts payable under the Loan Agreement with Hercules Capital and SVB.

Cash Flows

The following table sets forth the significant sources and uses of cash for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash, cash equivalents, and restricted cash, January 1	$46,032	$104,702
Net cash provided by (used in) operating activities	55,475	(34,569)
Net cash used in investing activities	(6,384)	(9)
Net cash (used in) provided by financing activities	(36,620)	48,785
Net increase in cash, cash equivalents, and restricted cash	12,471	14,207
Cash, cash equivalents, and restricted cash, June 30	$58,503	$118,909

Operating Activities

The $90.0 million increase in net cash provided by operating activities for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to the $90.0 million upfront receipt upon the closing of the License Agreement with GSK offset by the continued development costs associated with ibrexafungerp. Consistent with our operating plan, we expect to incur significant research and development expenses; however, we expect our selling, general and administrative expenses to decrease as we have ceased actively promoting BREXAFEMME.

Net cash provided by operating activities of $55.5 million for the six months ended June 30, 2023, primarily consisted of the $88.4 million net income adjusted for non-cash charges that included the loss on change in fair value of the warrant liabilities of $13.5 million, stock-based compensation expense of $1.4 million, and amortization of debt issuance costs and discount of $2.3 million, partially offset by a net unfavorable change in operating assets and liabilities of $51.7 million. The net unfavorable change in operating assets and liabilities was due to a net decrease in operating liabilities of $2.5 million and by a net increase of $49.2 million in operating assets. The net $49.2 million increase in operating assets is primarily due to a $19.2 million increase in license agreement contract asset associated with the License Agreement with GSK, an increase of $25.0 million in license agreement receivable associated with the License Agreement with GSK, a $4.6 million increase in inventory for raw material purchased in the current period, and a net increase in prepaid expenses, other assets, and other and accounts receivable of $0.4 million. The $2.5 million decrease in accounts payable, accrued expenses, deferred revenue, other liabilities, and other was primarily due to the decrease of $5.8 million in other liabilities associated with the deferred fees due to Amplity that were fully paid as of February 2023, offset by a $4.4 million increase in deferred revenue associated with the License Agreement with GSK.

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

Investing Activities

Net cash used in investing activities of $6.4 million for the six months ended June 30, 2023 consisted of purchases and maturities of short-term investments of $26.9 million and $20.6 million, respectively.

Net cash used in investing activities of $9,000 for the six months ended June 30, 2022, consisted solely of purchases of intangible assets.

Financing Activities

Net cash used in financing activities of $36.4 million for the six months ended June 30, 2023, consisted primarily of the full repayment of the Loan Agreement with Hercules and SVB in May 2023.

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

Our future capital requirements will depend on many factors, including:

•
our ability to successfully achieve the development, regulatory, and commercial milestones under our License Agreement with GSK;
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

As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1#	Payoff Letter with Hercules Capital, Inc. dated May 25, 2023.

10.2	SCYNEXIS, Inc. 2014 Employee Stock Purchase Plan (Filed with the SEC as Exhibit 99.1 to our Form S-8, filed with the SEC on July 18, 2023, SEC File No. 333-273305, and incorporated by reference here).

4.1	Reference is made to Exhibits 3.1 through 3.5.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Portions of this exhibit have been redacted in compliance with Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2023

By:	/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 13, 2023