Form 10-Q
period 2023-09-30
SCYNEXIS INC
filed 2023-11-13
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, there were 37,207,799 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$44,071	$45,814
Short-term investments	44,001	27,689
Prepaid expenses and other current assets	3,172	2,503
License agreement receivable	2,349	—
License agreement contract asset	19,309	—
Accounts receivable, net	2,245	2,101
Inventory, net	13,114	899
Restricted cash	380	55
Total current assets	128,641	79,061
Investments	17,115	—
Other assets	25	5,511
Deferred offering costs	73	73
Restricted cash	164	163
Intangible assets, net	103	408
Operating lease right-of-use asset (See Note 8)	2,425	2,594
Total assets	$148,546	$87,810
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,490	$5,937
Accrued expenses	9,543	5,628
Deferred revenue, current portion	2,435	—
Other liabilities, current portion (See Note 7)	—	5,771
Operating lease liability, current portion (See Note 8)	325	282
Warrant liabilities	997	—
Total current liabilities	16,790	17,618
Deferred revenue	1,646	—
Warrant liabilities	23,638	18,644
Convertible debt and derivative liability (See Note 7)	11,808	11,001
Loan payable	—	34,393
Operating lease liability (See Note 8)	2,673	2,921
Total liabilities	56,555	84,577
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 37,175,815 and 32,682,342 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	40	36
Additional paid-in capital	427,612	425,485
Accumulated deficit	(335,661)	(422,288)
Total stockholders’ equity	91,991	3,233
Total liabilities and stockholders’ equity	$148,546	$87,810

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product (loss) revenue, net	$(614)	$1,557	$984	$3,567
License agreement revenue	2,375	—	133,360	—
Total revenue	1,761	1,557	134,344	3,567
Operating expenses:
Cost of product revenue	379	189	940	432
Research and development	6,466	6,430	20,342	19,410
Selling, general and administrative	5,014	16,739	17,328	47,001
Total operating expenses	11,859	23,358	38,610	66,843
(Loss) income from operations	(10,098)	(21,801)	95,734	(63,276)
Other (income) expense:
Amortization of debt issuance costs and discount	360	396	2,616	1,194
Interest income	(1,263)	(531)	(2,590)	(724)
Interest expense	212	1,379	2,908	3,669
Warrant liabilities fair value adjustment	(7,468)	6,497	5,991	(13,215)
Derivative liabilities fair value adjustment	(182)	42	182	(1,120)
Total other (income) expense	(8,341)	7,783	9,107	(10,196)
(Loss) income before taxes	(1,757)	(29,584)	86,627	(53,080)
Income tax benefit	—	—	—	(4,700)
Net (loss) income	$(1,757)	$(29,584)	$86,627	$(48,380)
Net (loss) income per share attributable to common stockholders – basic
Net (loss) income per share – basic	$(0.04)	$(0.62)	$1.81	$(1.18)
Net (loss) income per share attributable to common stockholders – diluted
Net (loss) income per share – diluted	$(0.04)	$(0.62)	$1.78	$(1.18)
Weighted average common shares outstanding – basic and diluted
Basic	47,891,996	47,503,821	47,829,614	40,965,908
Diluted	47,891,996	47,503,821	49,397,273	40,965,908

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$86,627	$(48,380)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	451	451
Stock-based compensation expense	2,067	3,232
Accretion of investments discount	(702)	(90)
Amortization of debt issuance costs and discount	2,616	1,194
Change in fair value of warrant liabilities	5,991	(13,215)
Change in fair value of derivative liabilities	182	(1,120)
Noncash operating lease expense for right-of-use asset	169	155
Write off of deferred asset for commitment fees	514	—
Prepayment fee for loan payable payment	263	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	(668)	(571)
License agreement contract asset	(19,309)	—
License agreement receivable	(2,349)	—
Accounts receivable	(144)	(1,632)
Inventory	(7,387)	474
Accounts payable, accrued expenses, deferred revenue, other liabilities, and other	(427)	2,425
Net cash provided by (used in) operating activities	67,894	(57,077)
Cash flows from investing activities:
Purchase of intangible assets	—	(9)
Purchase of investments	(73,275)	(27,380)
Maturity of investments	40,550	—
Net cash used in investing activities	(32,725)	(27,389)
Cash flows from financing activities:
Proceeds from common stock issued	—	47,248
Payments of offering costs and underwriting discounts and commissions	—	(3,638)
Proceeds from loan payable	—	5,000
Payments of loan payable issuance costs	—	(26)
Payments of loan payable	(36,383)	—
Payment of loan payable prepayment fee	(263)	—
Proceeds from employee stock purchase plan issuances	42	18
Repurchase of shares to satisfy tax withholdings	18	—
Net cash (used in) provided by financing activities	(36,586)	48,602
Net decrease in cash, cash equivalents, and restricted cash	(1,417)	(35,864)
Cash, cash equivalents, and restricted cash at beginning of period	46,032	104,702
Cash, cash equivalents, and restricted cash at end of period	$44,615	$68,838
Supplemental cash flow information:
Cash paid for interest	$3,248	$3,308
Cash received for interest	$2,644	$636
Noncash financing and investing activities:
Deferred offering costs reclassified to additional paid-in capital	$—	$77
Reclass of warrant liability to additional paid-in capital	$—	$71
Reclass of deferred asset associated with issuance of loan payable to debt discount	$—	$206

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

Following a recent review by GSK of the manufacturing process and equipment at the vendor that manufactures the ibrexafungerp drug substance, the Company became aware that a non-antibacterial beta-lactam drug substance was manufactured using equipment common to the manufacturing process for ibrexafungerp. Current FDA draft guidance recommends segregating the manufacture of non-antibacterial beta-lactam compounds from other compounds since beta-lactam compounds have the potential to act as sensitizing agents that may trigger hypersensitivity or an allergic reaction in some people. In the absence of the recommended segregation, there is a risk of cross contamination. It is not known whether any ibrexafungerp has been contaminated with a beta-lactam compound and the Company has not received reports of any adverse events due to the possible beta-lactam cross contamination. Nonetheless, out of an abundance of caution and in line with GSK’s recommendation, the Company has recalled BREXAFEMME® (ibrexafungerp tablets) from the market and placed a temporary hold on clinical studies of ibrexafungerp, including the Phase 3 MARIO study, until a mitigation strategy is determined.

The patient-level and clinical product recall has been initiated and the Company is working with an experienced vendor to manage the process. The Company has begun engaging with the FDA and during a meeting in September 2023, the FDA concurred with the Company’s voluntary hold and placed a clinical hold on ibrexafungerp. The Company is working to provide additional information to the FDA and discuss potential paths for resolution of this issue. The clinical hold and recall affect the Company's two ongoing clinical studies: the Phase 3 MARIO study and a Phase 1 lactation study. The hold does not impact the recently completed FURI, CARES, VANQUISH and SCYNERGIA clinical studies, for which dosing is complete. The FDA determined that the compassionate use program for ibrexafungerp, which provides ibrexafungerp to patients with limited or no other treatment options, can continue provided the patient’s treating physician concludes a favorable benefit-risk assessment and the patient is made aware of and consents to the risk. This applies to patients currently in the program, as well as for new patients, pending confirmation of available supply. The Company's pre-clinical stage compound, SCY-247, is not affected by these developments.

The clinical hold and recall create uncertainty as to the timing of achieving, and the Company's ability to achieve, the milestones under the License Agreement. Refer to Note 5 and Note 12 for further information regarding the Company's assessment of the potential impact of this uncertainty as it relates to inventory and revenue, respectively.

The Company had an accumulated deficit of $335.7 million at September 30, 2023. The Company's capital resources primarily comprised cash and cash equivalents and investments of $105.2 million at September 30, 2023. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; (4) its ability to successfully achieve the development, regulatory, and commercial milestones under its License Agreement with GSK, particularly in light of the discovery that a non-antibacterial beta-lactam drug substance was manufactured using equipment common to the manufacturing process for ibrexafungerp and resulting product recall; and (5) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2022, except as described below.

Product Recall

The Company establishes reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. The Company estimates product returns from consumers and customers across distribution channels, utilizing third-party data and other assumptions, and these are recorded within gross-to-net expenses on the Company’s unaudited condensed, consolidated statement of operations. Additionally, the Company estimates costs for any additional fees, including but not limited to freight and destruction charges for returned products and costs incurred by third party vendors. These expenses are recorded within selling, general, and administrative expenses within the Company’s unaudited condensed, consolidated statement of operations as they are in excess of the initial revenue recognized. These estimates are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses. Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including accounts receivable, inventory, accrued liabilities, net sales, gross profit, operating expenses and net income (loss). During the three and nine-months ended September

30, 2023, the Company recorded products recall reserves of $3.8 million, specifically for the voluntary recall of certain lots of BREXAFEMME. The Company reviews the product recall reserve for adequacy and adjusts the product recall accrual, if necessary, based on actual experience and estimated costs to be incurred.

Allowance for Credit Losses

The Company reviews its held-to-maturity investments for credit losses on a collective basis by major security type and in line with the Company's investment policy. As of September 30, 2023, the Company's held-to-maturity investments were in securities that are issued by the U.S. government and in corporate and agency bonds, are highly rated, and have a history of zero credit losses. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company's accounts receivable are with customers that do not have a history of uncollectibility nor a history of significantly aged accounts receivables. As of September 30, 2023, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

Basic and Diluted Net (Loss) Income per Share of Common Stock

The Company calculates net (loss) income per common share in accordance with ASC 260, Earnings Per Share. Basic net (loss) income per common share for the three and nine months ended September 30, 2023 and 2022 was determined by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net (loss) income per common share for the three and nine months ended September 30, 2023 includes the outstanding pre-funded warrants to purchase 7,516,267 and 3,200,000 shares of common stock issued in the April 2022 Public Offering and December 2020 public offering, respectively. The outstanding pre-funded warrants to purchase 11,666,667 and 3,200,000 shares of common stock issued in the April 2022 Public Offering and December 2020 public offering were included in the three and nine months ended September 30, 2022, respectively. Diluted net (loss) income per common share for the three and nine months ended September 30, 2023 and 2022 was determined as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(1,757)	$(29,584)	$86,627	$(48,380)
Dilutive effect of convertible debt	—	—	1,437	—
Net (loss) income allocated to common shares	$(1,757)	$(29,584)	$88,064	$(48,380)

Weighted average common shares outstanding – basic	47,891,996	47,503,821	47,829,614	40,965,908
Dilutive effect of convertible debt	—	—	1,138,200	—
Dilutive effect of restricted stock units	—	—	429,459	—
Weighted average common shares outstanding – diluted	47,891,996	47,503,821	49,397,273	40,965,908

Net (loss) income per share – diluted	$(0.04)	$(0.62)	$1.78	$(1.18)

The following potentially dilutive shares of common stock and outstanding restricted stock units that contain certain performance contingencies have not been included in the computation of diluted net (loss) income per share for the three and nine months ended September 30, 2023 and 2022, as the result would be anti-dilutive or the performance contingencies have not been met:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding stock options	1,960,411	2,125,002	1,960,411	2,125,002
Outstanding restricted stock units	2,054,970	990,015	400,000	990,015
Warrants to purchase common stock associated with March 2018 public offering – Series 2	—	798,810	—	798,810
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000	6,800,000	6,800,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	15,000,000	15,000,000	15,000,000
Warrants to purchase common stock associated with Loan Agreement	198,811	198,819	198,811	198,819
Common stock associated with March 2019 Notes	1,138,200	1,138,200	—	1,138,200
Warrants to purchase common stock associated with Danforth	50,000	50,000	50,000	50,000
Total	27,202,392	27,100,846	24,409,222	27,100,846

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

3. Investments

The following table summarizes the investments at September 30, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2023
Maturities < 1 Year
U.S. government securities	$7,197	$—	$(1)	$7,196
Corporate bonds	33,077	—	(33)	33,044
Agency bonds	3,727	—	(3)	3,724
Total short-term investments	$44,001	$—	$(37)	$43,964

Maturities > 1 Year
Corporate bonds	$15,854	$3	$(65)	$15,792
Agency bonds	1,261	—	(6)	$1,255
Total investments	$17,115	$3	$(71)	$17,047

As of December 31, 2022
Maturities < 1 Year
U.S. government securities	$27,689	$—	$(160)	$27,529
Total short-term investments	$27,689	$—	$(160)	$27,529

The Company carries investments at amortized cost. The fair value of the U.S. government securities investments is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of the corporate and agency bonds is determined based on "Level 2" inputs, which consist of quoted prices for similar assets in active markets. The Company has evaluated the unrealized loss position in the U.S. government securities and corporate and agency bonds as of the balance sheet date and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid research and development services	$394	$635
Prepaid insurance	486	622
Other prepaid expenses	397	1,184
Other current assets	1,895	62
Total prepaid expenses and other current assets	$3,172	$2,503

5. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$13,114	$5,093
Work in process	—	610
Finished goods	—	24
Total inventory	$13,114	$5,727

As of September 30, 2023 and December 31, 2022, the Company’s inventory consisted of zero and $4.9 million, respectively, of raw materials that are not expected to be sold in one year. As of December 31, 2022, the raw materials that are not expected to be sold in one year is classified as long term within other assets on the accompanying unaudited condensed consolidated balance sheet.

In September 2023, the Company announced after becoming aware of a risk of potential cross-contamination during the manufacture of ibrexafungerp, the Company was recalling BREXAFEMME (ibrexafungerp tablets) from the market and placing a temporary hold on clinical studies of ibrexafungerp. In evaluating the recoverability of the Company's raw material inventory on hand as of September 30, 2023, the Company considered the likelihood that revenue will be obtained from the future sale of the related inventory given the contractual arrangement with GSK, discussions with regulatory agencies, and other information currently available to the Company. For the three and nine months ended September 30, 2023, the Company did not recognize any loss on the recoverability of its raw material inventory. Should the Company be notified by the FDA that the inventory on hand as of September 30, 2023 cannot be used for commercial or development activities, the Company may be required to recognize an impairment expense in future periods that could materially impact the financial statements.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued research and development expenses	$2,062	$786
Accrued employee bonus compensation	1,450	1,628
Other accrued expenses	1,941	1,313
Accrued severance	7	688
Accrued co-pay rebates	13	595
Accrued other rebates	270	618
Accrued product recall	3,800	—
Total accrued expenses	$9,543	$5,628

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

As of September 30, 2023 and December 31, 2022, the Company’s March 2019 Notes consist of the convertible debt balance of $11.6 million and $11.0 million and the bifurcated embedded conversion option derivative liability of $0.2 million and $42,000, respectively. In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock. The convertible debt and derivative liability associated with the March 2019 Notes are presented in total on the accompanying unaudited condensed consolidated balance sheets as the convertible debt and derivative liability. The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense. For the three months ended September 30, 2023 and 2022, the Company recognized a gain of $0.2 million and a loss of $42,000, respectively, on the fair value adjustment for the derivative liability. For the nine months ended September 30, 2023 and 2022, the Company recognized a loss of $0.2 million and a gain of $1.1 million, respectively, on the fair value adjustment for the derivative liability. For the three months ended September 30, 2023 and 2022, the Company recognized $0.4 million and $0.2 million in amortization of debt issuance costs and discount related to the March 2019 Notes, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized $0.6 million and $0.5 million, respectively, in amortization of debt issuance costs and discount related to the March 2019 Notes.

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At September 30, 2023 and December 31, 2022, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $12.3 million and $10.8 million, respectively.

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

The following table summarizes certain quantitative information associated with the amounts recognized in the unaudited condensed consolidated financial statements for the Lease (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$166	$166	$498	$498
Variable lease cost	44	8	148	13
Total operating lease expense	$210	$174	$646	$511

Cash paid for amounts included in the measurement of operating lease liability	$180	$118	$534	$350

			September 30, 2023	December 31, 2022
Remaining Lease term (years)			5.84	6.59
Discount rate			15%	15%

Future minimum lease payments for the Lease as of September 30, 2023 are as follows (in thousands):

September 30, 2023
2023	$181
2024	730
2025	744
2026	759
2027	774
Thereafter	1,256
Total	$4,444

The presentations of the operating lease liability as of September 30, 2023 are as follows (in thousands):

September 30, 2023
Present value of future minimum lease payments	$2,998

Operating lease liability, current portion	$325
Operating lease liability, long-term portion	2,673
Total operating lease liability	$2,998

Difference between future minimum lease payments and discounted cash flows	$1,446

License Arrangement with Potential Future Expenditures

As of September 30, 2023, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company. Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 2 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

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

9. Stockholders’ Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 150,000,000 shares as of September 30, 2023, and December 31, 2022; 37,175,815 and 32,682,342 shares were issued and outstanding at September 30, 2023, and December 31, 2022, respectively. For the nine months ended September 30, 2023, 4,150,400 of the prefunded warrants from the April 2022 Public Offering were exercised for total proceeds of $4,150.

The following table summarizes common stock share activity for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30, 2023
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2023	37,175,665	$40	$426,942	$(333,904)	$93,078
Net loss	—	—	—	(1,757)	(1,757)
Stock-based compensation expense	—	—	632	—	632
Common stock issued through employee stock purchase plan	—	—	38	—	38
Common stock issued for vested restricted stock units	150	—	—	—	—
Balance, September 30, 2023	37,175,815	$40	$427,612	$(335,661)	$91,991

	Three Months Ended September 30, 2022
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2022	32,596,403	$36	$423,719	$(378,275)	$45,480
Net loss	—	—	—	(29,584)	(29,584)
Stock-based compensation expense	—	—	1,210	—	1,210
Common stock issued through employee stock purchase plan	3,714	—	8	—	8
Common stock issued, net of expenses	50,000	—	95	—	95
Common stock issued for vested restricted stock units	6,125	—	—	—	—
Balance, September 30, 2022	32,656,242	$36	$425,032	$(407,859)	$17,209

	Nine Months Ended September 30, 2023
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2022	32,682,342	$36	$425,485	$(422,288)	$3,233
Net income	—	—	—	86,627	86,627
Stock-based compensation expense	—	—	2,067	—	2,067
Common stock issued through employee stock purchase plan	2,662	—	42	—	42
Common stock issued, net of expenses	4,150,400	4	—	—	4
Common stock issued for vested restricted stock units	340,411	—	18	—	18
Balance, September 30, 2023	37,175,815	$40	$427,612	$(335,661)	$91,991

	Nine Months Ended September 30, 2022
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2021	28,705,334	$32	$400,705	$(359,479)	$41,258
Net loss	—	—	—	(48,380)	(48,380)
Stock-based compensation expense	—	—	3,232	—	3,232
Common stock issued through employee stock purchase plan	6,834	—	18	—	18
Common stock issued, net of expenses	3,895,943	4	21,006	—	21,010
Common stock issued for vested restricted stock units	48,131	—	—	—	—
Vested Loan Agreement warrants	—	—	71	—	71
Balance, September 30, 2022	32,656,242	$36	$425,032	$(407,859)	$17,209

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2023	December 31, 2022
Outstanding stock options	1,960,411	1,740,308
Outstanding restricted stock units	2,054,970	633,270
Warrants to purchase common stock associated with March 2018 public offering – Series 2	—	798,810
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000
Prefunded warrants to purchase common stock associated with December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	15,000,000
Prefunded warrants to purchase common stock associated with April 2022 Public Offering	7,516,267	11,666,667
Warrants to purchase common stock associated with Loan Agreement	198,811	198,811
Warrant to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance under 2014 Plan (Note 10)	653,355	712,020
For possible future issuance under employee stock purchase plan	1,474,045	—
For possible future issuance under 2015 Plan (Note 10)	572,975	550,964
Total common shares reserved for future issuance	40,619,034	42,489,050

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

The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation for the three and nine months ended September 30, 2023 and 2022.

Common Stock Purchase Agreement and Sales Agreements

On April 10, 2020, the Company entered into the Common Stock Purchase Agreement with Aspire Capital (the “Common Stock Purchase Agreement”) pursuant to which the Company had the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. The Common Stock Purchase Agreement expired in October 2022. During the three and nine months ended September 30, 2022, the Company sold 50,000 and 425,000 shares of its common stock and received net proceeds of $0.1 million and $1.6 million under the Company's Common Stock Purchase Agreement, respectively.

During the three and nine months ended September 30, 2023, the Company sold zero shares of its common stock under the Controlled Equity OfferingSM Sales Agreements with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co. Inc. (the “Sales Agreements”). During the three and nine months ended September 30, 2022, the Company sold zero and 137,610 shares of its common stock and received net proceeds of zero and $0.7 million under the Company's Sales Agreements, respectively.

Warrants Associated with the March 2018, December 2020, and April 2022 Public Offerings

The outstanding warrants associated with the March 2018 and December 2020 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations. The outstanding warrants associated with the April 2022 Public Offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the warrants do not qualify under the indexation guidance. As a result, the April 2022 Public Offering warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model. For the three months ended September 30, 2023 and 2022, the Company recognized a gain of $7.5 million and a loss of $6.5 million, respectively, and for the nine months ended September 30, 2023 and 2022, recognized a loss of $6.0 million and a gain of $13.2 million, respectively, on the warrant liabilities fair value adjustment. As of September 30, 2023 and December 31, 2022, the fair value of the warrant liabilities was $24.6 million and $18.6 million, respectively.

10. Stock-based Compensation

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan (“2014 Plan”), on January 1, 2023 and 2022, the Company automatically added 1,901,960 and 1,148,213 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of September 30, 2023, there were 653,355 shares of common stock available for future issuance under the 2014 Plan.

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

2015 Inducement Award Plan

As of September 30, 2023, there were 572,975 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”). During the nine months ended September 30, 2023 and 2022, there were options to purchase zero and 109,000 shares of the Company’s common stock granted under the 2015 Plan, respectively.

The activity for the Company’s 2014 Plan and 2015 Plan, for the nine months ended September 30, 2023, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2022	1,740,308	$12.21	6.16	$—
Granted	303,000	$1.87
Forfeited/Cancelled	(82,897)	$13.67
Outstanding — September 30, 2023	1,960,411	$10.55	6.11	$206
Exercisable — September 30, 2023	1,315,401	$14.18	4.76	$50
Vested or expected to vest — September 30, 2023	1,960,411	$10.55	6.11	$206

Restricted stock unit (“RSU”) activity under the 2014 Plan and 2015 Plan for the nine months ended September 30, 2023, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2022	633,270	$5.29
Granted	1,929,575	$1.79
Vested	(296,811)	$5.06
Forfeited	(211,064)	$2.77
Non-vested at September 30, 2023	2,054,970	$2.29

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

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2014 Plan and the 2015 Plan was $0.6 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and was $2.1 million and $3.1 million for the nine months ended September 30, 2023, and 2022, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for each of the three and nine months ended September 30, 2023 and 2022.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$152	$327	$827	$955
Selling, general and administrative	480	710	1,240	2,104
Total	$632	$1,037	$2,067	$3,059

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of September 30, 2023 and December 31, 2022 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Cash	$758	$758	—	—
Restricted cash	544	544	—	—
Money market funds	43,313	43,313	—	—
Total assets	$44,615	$44,615	—	—

Warrant liabilities	$24,635	—	—	$24,635
Derivative liability	224	—	—	224
Total liabilities	$24,859	—	—	$24,859

December 31, 2022
Cash	$415	$415	—	—
Restricted cash	218	218	—	—
Money market funds	45,399	45,399	—	—
Total assets	$46,032	$46,032	—	—

Warrant liabilities	$18,644	—	—	$18,644
Derivative liability	42	—	—	42
Total liabilities	$18,686	—	—	$18,686

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of September 30, 2023, the cash and cash equivalents of $44.1 million and the restricted cash balances of $0.4 million and $0.2 million within short and long term on the balance sheet, respectively, sum to the total of $44.6 million as shown in the statement of cash flows.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The unobservable input for all of the Level 3 warrant liabilities includes volatility. The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants. At September 30, 2023, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 90.4% to 108.0% and 91.1%, respectively.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, adjusted equity volatility, credit rating, market credit spread, and estimated effective yield. The unobservable inputs associated with the Level 3 derivative liabilities are adjusted equity volatility, market credit spread, and estimated yield. As of September 30, 2023, these inputs were 95.4%, 1,183 basis points, and 17.1%, respectively. The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method. The residual difference represents the fair value of the embedded derivative liabilities and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2022	$18,644
Loss adjustment to fair value	5,991
Balance – September 30, 2023	$24,635

Derivative Liability
Balance – December 31, 2022	$42
Loss adjustment to fair value	182
Balance – September 30, 2023	$224

12. Revenue

Product (Loss) Revenue, Net

Net product (loss) revenue was $(0.6) million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and $1.0 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively. Products are sold primarily to wholesalers and specialty pharmacies. Revenue is reduced from wholesaler list price at the time of recognition for expected chargebacks, rebates, discounts, incentives, and returns, which are referred to as gross to net (“GTN”) adjustments. These reductions are currently attributed to various commercial arrangements. Chargebacks and discounts are recognized as a reduction in accounts receivable or as accrued expenses based on their nature and settled through the issuance of credits to the customer or through cash payments to the customer, respectively. All other returns, rebates, and incentives are reflected as accrued expenses and settled through cash payments to the customer. Revenue attributed to sales to three wholesalers comprised 44%, 26%, and 28% of the Company’s gross revenue for the nine months ended September 30, 2023.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories as of September 30, 2023 and 2022 (in thousands):

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Product Recall (4)	Total
Balance as of December 31, 2022	$255	$73	$1,213	$—	$1,541
Provision related to current period revenue	1,303	316	1,979	3,464	7,062
Changes in estimate related to prior period revenue	(30)	660	(766)	85	(51)
Credit/payments	(1,280)	(384)	(2,143)	—	(3,807)
Balance as of September 30, 2023	$248	$665	$283	$3,549	$4,745

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Product Recall (4)	Total
Balance as of December 31, 2021	$249	$21	$1,110	$—	$1,380
Provision related to current period revenue	1,124	38	2,998	—	4,160
Changes in estimate related to prior period revenue	(31)	—	55	—	24
Credit/payments	(742)	—	(2,982)	—	(3,724)
Balance as of September 30, 2022	$600	$59	$1,181	$—	$1,840

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

(4)

Provisions for product recall are deducted from gross revenues to the extent of revenue recorded related to the recalled product and are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheet.

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

The Company is responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp but has the potential to receive up to $75.5 million in success-based development milestones, which are comprised of up to $65 million for the achievement of three interim milestones associated with the Company’s continued performance of the ongoing MARIO study and $10.5 million for the successful completion of the MARIO study. In June 2023, the Company earned a $25.0 million performance-based development milestone under the License Agreement which was collected by the Company in September 2023. This milestone payment follows a development goal for the Phase 3 MARIO study for ibrexafungerp in IC as the Company continues executing ongoing ibrexafungerp trials.

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

The Company evaluated the License Agreement in accordance with ASC 606 as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The Company assessed the terms of the License Agreement and identified the following performance obligations which include: (1) the license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, in the GSK Territory, (2) the research and development activities for the MARIO study, and (3) performance obligations for the remaining research and development activities for the ongoing clinical and preclinical studies of ibrexafungerp. For the three and nine months ended September 30, 2023, the Company's product revenue, net comprised of sales of BREXAFEMME that the Company sold as principal given it maintains control of BREXAFEMME product until delivery to its wholesalers at which point control is transferred.

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

The total transaction price was $136.1 million as of June 30, 2023, which included the initial payment of $90.0 million and $45.0 million in success-based development milestones. Given the uncertain nature of these payments, the remaining potential development, regulatory, and commercial milestone payments from the License Agreement are not included in the transaction price as they are determined to be fully constrained as of September 30, 2023 under ASC 606. The Company will continue to reassess the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

As of June 30, 2023, the Company provided all necessary information to GSK for it to benefit from the license under the license term. Accordingly, the Company recognized $130.1 million in license agreement revenue at a point in time upon the transfer of the license to GSK as of June 30, 2023. For the three and nine months ended September 30, 2023, the Company recognized $2.4 million and $133.4 million in license agreement revenue. As of September 30, 2023, the Company recognized a $19.3 million contract asset associated with the success-based milestones associated with the ongoing clinical studies of ibrexafungerp. The clinical hold and recall create uncertainty as to the timing of achieving, and the Company's ability to achieve, the milestones under the License Agreement. The Company believes that the $19.3 million contract asset is collectible given the Company's probability assessment of achieving the milestone as defined in the License Agreement, ongoing development activities, and other information available to the Company. Should this situation change in the future, it is possible that the Company may be required to recognize an adjustment to revenue and an impairment of the contract asset resulting in some portion or all of the amount becoming uncollectible. This could materially impact the financial statements. Until the product recall, the Company continued to sell BREXAFEMME in the GSK Territory. The Company was the principal for these transactions under ASC 606 as the Company maintained control of the BREXAFEMME inventory that was then sold to its customers.

The Company recognized the revenue associated with the MARIO study and the remaining ongoing clinical and preclinical studies of ibrexafungerp over time using an input method. The input method is based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the Company’s performance in transferring control of the services promised to GSK and represents the Company’s best estimate of the period of the obligation. For the three and nine months ended September 30, 2023, the Company recognized $0.4 million and $1.3 million, respectively, of revenue from the research and development activities associated with the MARIO study and the remaining ongoing clinical and preclinical studies of ibrexafungerp. As of September 30, 2023, there is $2.4 million and $1.6 million of current and long-term deferred revenue, respectively, which is expected to be recognized by the end of 2024.

License Agreement with Hansoh

In February 2021, the Company entered into an Exclusive License and Collaboration Agreement (the “Agreement”) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, “Hansoh”), pursuant to which the Company granted to Hansoh an exclusive license to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan (the “Territory”). The Company also granted to Hansoh a non-exclusive license to manufacture ibrexafungerp solely for development and commercialization in the Territory. For the three and nine months ended September 30, 2023 and 2022, there was no license agreement revenue recognized associated with the Agreement given the variable consideration was fully constrained as of September 30, 2023 and 2022, respectively.

13. Subsequent Event

On November 7, 2023, a securities class action was filed by Brian Feldman against the Company and certain executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, the Company made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects, alleging specifically that the Company failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that the Company did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, the Company was reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, the Company’s statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company’s common stock between March 31, 2023 to September 22, 2023. ASC Topic 450, Contingencies, requires a loss contingency to be accrued by a charge to operating results if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2023, the Company has not recognized a liability associated with the class action lawsuit contingency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

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

Following a recent review by GSK of the manufacturing process and equipment at the vendor that manufactures the ibrexafungerp drug substance, we became aware that a non-antibacterial beta-lactam drug substance was manufactured using equipment common to the manufacturing process for ibrexafungerp. Current FDA draft guidance recommends segregating the manufacture of non-antibacterial beta-lactam compounds from other compounds since beta-lactam compounds have the potential to act as sensitizing agents that may trigger hypersensitivity or an allergic reaction in some people. In the absence of the recommended segregation, there is a risk of cross contamination. It is not known whether any ibrexafungerp has been contaminated with a beta-lactam compound and we have not received any reports of adverse events due to the possible beta-lactam cross contamination. Nonetheless, out of an abundance of caution and in line with GSK’s recommendation, we have recalled BREXAFEMME® (ibrexafungerp tablets) from the market and placed a temporary hold on clinical studies of ibrexafungerp, including the Phase 3 MARIO study, until a mitigation strategy is determined.

The patient-level and clinical product recall has been initiated and we are working with an experienced vendor to manage the process. We have begun engaging with the FDA and during a meeting in September 2023, the FDA concurred with our voluntary hold and placed a clinical hold. We are working to provide additional information to the FDA and discuss potential paths for resolution of this issue. The clinical hold and recall affect our two ongoing clinical studies: the Phase 3 MARIO study and a Phase 1 lactation study. The hold does not impact the recently completed FURI, CARES, VANQUISH and SCYNERGIA clinical studies, for which dosing is complete. The FDA determined that the compassionate use program for ibrexafungerp, which provides ibrexafungerp to patients with limited or no other treatment options, can continue provided the patient’s treating physician concludes a favorable benefit-risk assessment and the patient is made aware of and consents to the risk. This applies to patients currently in the program as well as for new patients, pending confirmation of available supply. Our pre-clinical stage compound, SCY-247, is not affected by these developments.

The clinical hold and recall create uncertainty as to the timing of achieving, and our ability to achieve, the milestones under the License Agreement.

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023.

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

Liquidity

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, December 2020, and April 2022. Our principal source of liquidity is cash, cash equivalents, and investments which totaled $105.2 million as of September 30, 2023 and we have the availability to issue up to $46.2 million of our common stock under our at-the-market facility with Cantor Fitzgerald & Co. (Cantor) and Ladenburg Thalmann & Co. Inc. (Ladenburg). See “Liquidity and Capital Resources” below for amounts sold under the ATM with Cantor and Ladenburg, and the amounts sold under our common stock purchase agreement with Aspire Capital which expired in October 2022.

As of September 30, 2023, our accumulated deficit was $335.7 million. We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy. Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations and ongoing operations, but that our selling, general and administrative expenses will decrease as we have ceased the active promotional activities associated with BREXAFEMME. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements, including under our ATM.

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

Components of Operating Results

Revenue

Revenue consists of license agreement revenue associated with GSK and product sales of BREXAFEMME. For the three and nine months ended September 30, 2023, our product revenue, net comprised of sales of BREXAFEMME that we sold as principal given we control BREXAFEMME product until delivery to our wholesalers at which point control is transferred.

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

Other Expense (Income)

All of our other income recognized in the three and nine months ended September 30, 2023 and 2022, consists of amortization of debt issuance costs and discount, interest income, interest expense, other income, the warrant liabilities fair value adjustment, and the derivative liabilities fair value adjustment.

Income Tax Benefit

All of our income tax benefit recognized in the nine months ended September 30, 2022 consists of an income tax benefit associated with the sale of our NOLs and research and development credits.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Period-to-Period Change
Revenue:
Product (loss) revenue, net	$(614)	$1,557	$(2,171)	(139.4)%
License agreement revenue	2,375	—	2,375	—%
Total revenue	1,761	1,557	204	13.1%
Operating expenses:
Cost of product revenue	379	189	190	100.5%
Research and development	6,466	6,430	36	0.6%
Selling, general and administrative	5,014	16,739	(11,725)	(70.0)%
Total operating expenses	11,859	23,358	(11,499)	(49.2)%
Loss from operations	(10,098)	(21,801)	11,703	(53.7)%
Other (income) expense:
Amortization of debt issuance costs and discount	360	396	(36)	(9.1)%
Interest income	(1,263)	(531)	(732)	137.9%
Interest expense	212	1,379	(1,167)	(84.6)%
Warrant liabilities fair value adjustment	(7,468)	6,497	(13,965)	(214.9)%
Derivative liabilities fair value adjustment	(182)	42	(224)	(533.3)%
Total other income (expense)	(8,341)	7,783	(16,124)	(207.2)%
Net loss	$(1,757)	$(29,584)	$27,827	(94.1)%

Revenue. For the three months ended September 30, 2023, revenue primarily consists of the $2.4 million in license agreement revenue associated the License Agreement with GSK and a product (loss) of $0.6 million as a result of the recall for BREXAFEMME. For the three months ended September 30, 2022, revenues consists of product sales of BREXAFEMME.

Cost of Product Revenue. Cost of product revenue in the three months ended September 30, 2023 and 2022 consists primarily of distribution, freight, and royalty costs associated with BREXAFEMME.

Research and Development. For the three months ended September 30, 2023, research and development expenses increased to $6.5 million compared to $6.4 million for the three months ended September 30, 2022. The increase of $36,000, or 1%, for the three months ended September 30, 2023, was primarily driven by an increase of $0.5 million in clinical expense, and an increase of $0.1 million in salaries primarily associated with medical affairs, offset in part by a $0.5 million decrease in CMC expense.

The $0.5 million increase in clinical development expense for the three months ended September 30, 2023, was primarily driven by an increase of $1.0 million in clinical expense for the MARIO study, offset in part by a decrease of $0.2 million associated with a Phase 1 study of oral ibrexafungerp that was substantially complete in the second quarter of 2023 and is intended to support the potential NDA filing for the treatment of IC, and a decrease of $0.3 million in expense associated with the VANQUISH study.

Selling, General & Administrative. For the three months ended September 30, 2023, selling, general and administrative expenses decreased to $5.0 million from $16.7 million for the three months ended September 30, 2022. The decrease of $11.7 million, or 70%, for the three months ended September 30, 2023, was primarily driven by a decrease of $8.9 million in commercial expense due to the costs incurred in the prior comparable period associated with the active promotion of BREXAFEMME which ceased in the fourth quarter of 2022, a decrease of $1.6 million in salary related expense primarily driven by the workforce reduction in the fourth quarter of 2022 concentrated in the commercial and medical affairs functions, a decrease of $0.7 million in other medical affairs related expense, and a net decrease in other selling, general and administrative expense of $0.5 million.

Amortization of Debt Issuance Costs and Discount. For both the three months ended September 30, 2023 and 2022, we recognized $0.4 million in amortization of debt issuance costs and discount. The 2023 and 2022 debt issuance costs and discount for our March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the three months ended September 30, 2023 and 2022, we recognized $1.3 million and $0.5 million, respectively, in interest income; the increase was primarily due to the increase in the interest rate on our money market funds.

Interest Expense. For the three months ended September 30, 2023 and 2022, we recognized $0.2 million and $1.4 million, respectively. The decrease in interest expense was primarily due to the repayment of the Loan Agreement in May 2023.

Warrant Liabilities Fair Value Adjustment. For the three months ended September 30, 2023 and 2022, we recognized a gain of $7.5 million and a loss of $6.5 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease and increase in our stock price during the periods, respectively.

Derivative Liabilities Fair Value Adjustment. For the three months ended September 30, 2023 and 2022, we recognized a gain of $0.2 million and a loss $42,000, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease and increase in our stock price during the respective periods, respectively.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars and percentage (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Period-to-Period Change
Revenue:
Product revenue, net	$984	$3,567	$(2,583)	(72.4)%
License agreement revenue	133,360	—	133,360	—%
Total revenue	134,344	3,567	130,777	3,666.3%
Operating expenses:
Cost of product revenue	940	432	508	117.6%
Research and development	20,342	19,410	932	4.8%
Selling, general and administrative	17,328	47,001	(29,673)	(63.1)%
Total operating expenses	38,610	66,843	(28,233)	(42.2)%
Income (loss) from operations	95,734	(63,276)	159,010	(251.3)%
Other expense (income):
Amortization of debt issuance costs and discount	2,616	1,194	1,422	119.1%
Interest income	(2,590)	(724)	(1,866)	257.7%
Interest expense	2,908	3,669	(761)	(20.7)%
Warrant liabilities fair value adjustment	5,991	(13,215)	19,206	(145.3)%
Derivative liabilities fair value adjustment	182	(1,120)	1,302	(116.3)%
Total other expense (income)	9,107	(10,196)	19,303	(189.3)%
Income (loss) before taxes	86,627	(53,080)	139,707	(263.2)%
Income tax benefit	—	(4,700)	4,700	(100.0)%
Net income (loss)	$86,627	$(48,380)	$135,007	(279.1)%

Revenue. For the nine months ended September, 2023, revenue primarily consists of the $130.1 million recognized upon the transfer of the license associated with the License Agreement with GSK in May 2023. For the nine months ended September 30, 2022, revenues consists of product sales of BREXAFEMME.

Cost of Product Revenue. Cost of product revenue in the nine months ended September 30, 2023 and 2022 consists primarily of distribution, freight, and royalty costs associated with BREXAFEMME.

Research and Development. For the nine months ended September 30, 2023, research and development expenses increased to $20.3 million compared to $19.4 million for the nine months ended September 30, 2022. The increase of $0.9 million , or 5% , for the nine months ended September 30, 2023, was primarily driven by an increase of $0.6 million in salaries primarily associated with medical affairs and a $1.2 million increase in clinical development expense, offset in part by a decrease of $0.3 million in regulatory expense given the costs incurred in the prior period for the submission of the supplemental NDA in RVVC in the third quarter of 2022, a decrease of $0.4 million in CMC expense, and a decrease in preclinical expense of $0.2 million.

The $1.2 million increase in clinical development expense for the nine months ended September 30, 2023, was primarily driven by an increase of $0.8 million in clinical development expense associated with the MARIO study, an increase of $0.6 million associated with a Phase 1 study of oral ibrexafungerp which was substantially complete in the second quarter of 2023 and is intended to support the potential NDA filing for the treatment of IC, an increase of $0.5 million in the FURI and CARES studies, an increase of $0.2 million in expense associated with the VANQUISH study, and an increase of $0.3 million in other clinical expense, offset in part by a $1.2 million decrease in expense associated with the CANDLE Phase 3 study which was substantially complete in the first quarter of 2022.

Selling, General & Administrative. For the nine months ended September 30, 2023, selling, general and administrative expenses decreased to $17.3 million from $47.0 million for the nine months ended September 30, 2022. The decrease of $29.7 million, or 63%, for the nine months ended September 30, 2023, was primarily driven by a decrease of $25.1 million in commercial expense due to the costs incurred in the prior comparable period associated with the active promotion of BREXAFEMME which ceased in the fourth quarter of 2022, a decrease of $4.3 million in salary related expense primarily driven by the workforce reduction in the fourth quarter of 2022 concentrated in the commercial and medical affairs functions, a $2.0 million decrease associated with other medical affairs related expense, a $0.7 million decrease in information technology expense, and a net decrease in other selling, general, and administrative costs of $0.4 million, offset in part by an increase in professional fees of $2.8 million. The $2.8 million increase in professional fees is primarily due to a $3.1 million expense incurred during the current period for business development associated with the License Agreement.

Amortization of Debt Issuance Costs and Discount. For the nine months ended September 30, 2023 and 2022, we recognized $2.6 million and $1.2 million in amortization of debt issuance costs and discount, respectively. The increase of $1.4 million, or 119%, was primarily driven by the recognition of $1.9 million in amortization during the nine months ended September 30, 2023 for the remaining debt issuance costs and discount associated with the loan payable with Hercules and SVB which was fully paid in May 2023. The 2023 and 2022 debt issuance costs and discount for our March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the nine months ended September 30, 2023 and 2022, we recognized $2.6 million and $0.7 million, respectively, in interest income; the increase was primarily due to the increase in the interest rate on our money market fund.

Interest Expense. For the nine months ended September 30, 2023 and 2022, we recognized $2.9 million and $3.7 million, respectively. The decrease in interest expense was primarily due to the repayment of the Loan Agreement in May 2023.

Warrant Liabilities Fair Value Adjustment. For the nine months ended September 30, 2023 and 2022, we recognized a loss of $6.0 million and a gain $13.2 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the increase and decrease in our stock price during the periods, respectively.

Derivative Liabilities Fair Value Adjustment. For the nine months ended September 30, 2023 and 2022, we recognized a loss of $0.2 million and a gain of $1.1 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the increase and decrease in our stock price during the respective periods.

Income Tax Benefit. Income tax benefit in the nine months ended September 30, 2022 consists of $4.7 million associated with the sale of a portion of our NOLs and research and development credits.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2023, we have primarily funded our operations from net proceeds from equity and debt issuances and through revenue from development services. As of September 30, 2023, we had cash and cash equivalents and investments of $105.2 million, compared to cash and cash equivalents and short-term investments of $73.5 million as of December 31, 2022. We believe our capital resources are sufficient to fund our on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. The increase in our cash and cash equivalents and investments was primarily due to the $90.0 upfront receipt from the closing of the License Agreement, offset by the $37.0 million repayment in full of our Loan Agreement, the continued development costs associated with ibrexafungerp, and the payment of the deferred fees associated with Amplity. We have incurred annual net losses since our inception, although we anticipate net income for the current annual period given amounts received under the License Agreement with GSK. As of September 30, 2023, our accumulated deficit was $335.7 million.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash, cash equivalents, and restricted cash, January 1	$46,032	$104,702
Net cash provided by (used in) operating activities	67,894	(57,077)
Net cash used in investing activities	(32,725)	(27,389)
Net cash (used in) provided by financing activities	(36,586)	48,602
Net decrease in cash, cash equivalents, and restricted cash	(1,417)	(35,864)
Cash, cash equivalents, and restricted cash, September 30	$44,615	$68,838

Operating Activities

The $125.0 million increase in net cash provided by operating activities for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to the $90.0 million upfront receipt upon the closing of the License Agreement with GSK offset by the continued development costs associated with ibrexafungerp. Consistent with our operating plan, we expect to incur significant research and development expenses; however, we expect our selling, general and administrative expenses to decrease as we have ceased actively promoting BREXAFEMME.

Net cash provided by operating activities of $67.9 million for the nine months ended September 30, 2023, primarily consisted of the $86.6 million net income adjusted for non-cash charges that included the loss on change in fair value of the warrant liabilities of $6.0 million, stock-based compensation expense of $2.1 million, and amortization of debt issuance costs and discount of $2.6 million, partially offset by a net unfavorable change in operating assets and liabilities of $30.3 million. The net unfavorable change in operating assets and liabilities was due to a net decrease in operating liabilities of $0.4 million and by a net increase of $30.0 million in operating assets. The net $30.0 million increase in operating assets is primarily due to a $19.3 million increase in license agreement contract asset associated with the License Agreement with GSK, a $7.4 million increase in inventory for raw material purchased in the current period, and an increase in accounts receivable and license agreement receivable of $2.5 million. The $0.4 million decrease in accounts payable, accrued expenses, deferred revenue, other liabilities, and other was primarily due to the decrease of $5.8 million in other liabilities associated with the deferred fees due to Amplity that were fully paid as of February 2023 and a decrease of $2.5 million in accounts payable, offset primarily by a $4.1 million increase in deferred revenue associated with the License Agreement with GSK and a $3.9 million increase in accrued expenses due to the $3.5 million increase in expense for product recall.

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

Investing Activities

Net cash used in investing activities of $32.7 million for the nine months ended September 30, 2023 consisted of purchases and maturities of short-term investments of $73.3 million and $40.6 million, respectively.

Net cash used in investing activities of $27.4 million for the nine months ended September 30, 2022, consisted primarily of purchases of short-term investments.

Financing Activities

Net cash used in financing activities of $36.6 million for the nine months ended September 30, 2023, consisted primarily of the full repayment of the Loan Agreement with Hercules and SVB in May 2023.

Net cash provided by financing activities of $48.6 million for the nine months ended September 30, 2022, consisted primarily of the gross proceeds of $45.0 million from the April 2022 Public Offering, the $2.2 million in gross proceeds from common stock issued under our at-the-market and common stock purchase agreements, and the $5.0 million received from the Loan Agreement, offset in part by payments of offering costs and underwriting discounts and commissions of $3.6 million.

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

Significant Estimates and Judgments

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

Our critical estimates and judgments are described within Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, except as follows:

There is uncertainty as to the timing of achieving, and our ability to achieve, the milestones under our License Agreement with GSK as a result of the clinical hold and recall resulting from the discovery of a non-antibacterial beta-lactam drug substance was manufactured using equipment common to the manufacturing process for ibrexafungerp.

Following a recent review by GSK of the manufacturing process and equipment at the vendor that manufactures the ibrexafungerp drug substance, we became aware that a non-antibacterial beta-lactam drug substance was manufactured using equipment common to the manufacturing process for ibrexafungerp. Current FDA draft guidance recommends segregating the manufacture of non-antibacterial beta-lactam compounds from other compounds since beta-lactam compounds have the potential to act as sensitizing agents that may trigger hypersensitivity or an allergic reaction in some people. In the absence of the recommended segregation, there is a risk of cross contamination. It is not known whether any ibrexafungerp has been contaminated with a beta-lactam compound and we have not received any reports of adverse events due to the possible beta-lactam cross contamination. Nonetheless, out of an abundance of caution and in line with GSK’s recommendation, we have recalled BREXAFEMME® (ibrexafungerp tablets) from the market and placed a temporary hold on clinical studies of ibrexafungerp, including the Phase 3 MARIO study, until a mitigation strategy is determined.

The patient-level and clinical product recall has been initiated and we are working with an experienced vendor to manage the process. We have begun engaging with the FDA and during a meeting in September 2023, the FDA concurred with our voluntary hold and placed a clinical hold. We are working to provide additional information to the FDA and discuss potential paths for resolution of this issue. The clinical hold and recall affect our two ongoing clinical studies: the Phase 3 MARIO study and a Phase 1 lactation study. The hold does not impact the recently completed FURI, CARES, VANQUISH and SCYNERGIA clinical studies, for which dosing is complete. The FDA determined that the compassionate use program for ibrexafungerp, which provides ibrexafungerp to patients with limited or no other treatment options, can continue provided the patient’s treating physician concludes a favorable benefit-risk assessment and the patient is made aware of and consents to the risk. This applies to patients currently in the program as well as for new patients, pending confirmation of available supply. Our pre-clinical stage compound, SCY-247, is not affected by these developments.

The clinical hold and recall create uncertainty as to the timing of achieving, and our ability to achieve, the milestones under the License Agreement.

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

4.1	Reference is made to Exhibits 3.1 through 3.5.

10.1*	Amendment to Termination and License Agreement, dated December 3, 2014, between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp.

10.2*	Second Amendment to Termination and License Agreement" b/w the Company and Merck Sharp & Dohme.

10.3*	Third Amendment to Termination and License Agreement" b/w Company and Merck Sharp & Dohme Corp. (“Merck”), dated January 5, 2018.

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Certain information in this document has been excluded as such information is not material and is the type of information that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2023

By:	/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 12, 2023