Form 10-K
period 2023-12-31
SCYNEXIS INC
filed 2024-03-28
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Market on June 30, 2023 was $109,140,501. Excludes 178,885 shares of the registrant's Common Stock held by executive officers and directors outstanding at June 30, 2023. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 1, 2024, there were 37,753,481 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

SCYNEXIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

RISK FACTOR SUMMARY

Risks and uncertainties we face are set forth in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” The following is a summary of the principal risk factors:

•
We may not be able to realize the benefits we expect under our License Agreement with GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK) if we are not able to develop ibrexafungerp.
•
We have a limited history of profitability, we have only one product approved for commercial sale that is licensed to GSK and is subject to a product recall, and to date we have generated limited revenue from product sales. As a result, our ability to curtail our losses and sustain profitability is unproven.
•
We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
•
We will continue to require substantial additional capital and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our development programs for ibrexafungerp and our planned development for SCY-247.
•
We cannot be certain that ibrexafungerp will receive regulatory approval in the additional indications we are pursuing, and without regulatory approval it will not be possible to market ibrexafungerp for these indications. Regulatory approval is a lengthy, expensive and uncertain process, and there is no guarantee that ibrexafungerp will be approved by the U.S. Food and Drug Administration (FDA) for the additional indications we are pursuing.
•
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
•
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
•
We expect that BREXAFEMME, ibrexafungerp for the treatment of other indications and any future product candidates we may seek to develop will face competition, and most of our competitors have significantly greater resources than we do.
•
Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance in the United States for BREXAFEMME, ibrexafungerp, and any future product candidates we may seek to develop. If there is not sufficient reimbursement for our products, it is less likely that our products will be purchased by patients and/or providers.
•
We expect that a portion of the market for BREXAFEMME, ibrexafungerp for other indications, and any other product candidates we may seek to develop will be outside the United States. However, our product candidates may never receive approval or be commercialized outside of the United States.
•
BREXAFEMME, ibrexafungerp, or any other future product candidates we may seek to develop, may still face future development and regulatory difficulties.
•
Pharmaceutical companies are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.
•
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
•
We are dependent on our existing third-party collaboration with Hansoh to commercialize ibrexafungerp in the Greater China region, and if Hansoh is not successful in commercializing ibrexafungerp in these areas, we will lose a significant source of potential revenue.
•
We are dependent on our existing third-party collaboration with R-Pharm to commercialize ibrexafungerp in the Russian Federation and certain other countries, and if R-Pharm is not successful in commercializing ibrexafungerp in those countries, we will lose a significant source of potential revenue.
•
We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop and commercialize product candidates.
•
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
•
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

ITEM 1. BUSINESS

Overview

SCYNEXIS, Inc. is pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections. We are developing our proprietary antifungal platform “fungerps”, a novel class of antifungal agents called triterpenoids, that are structurally distinct glucan synthase inhibitors and have generally shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus genera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces genera and most common mucorales species.

Ibrexafungerp is the first representative of this novel class of antifungals with additional assets from the “fungerp” family, including SCY-247, in preclinical stages of development. In June 2021 and December 2022, we announced that the United States (U.S.) Food and Drug Administration (FDA) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC), also known as vaginal yeast infection, and for the reduction in the incidence of recurrent vulvovaginal candidiasis (RVVC), respectively. Oral ibrexafungerp is also under development for other systemic fungal diseases.

SCY-247, a second-generation antifungal compound from this novel class, is in preclinical development stage. We anticipate initiating a Phase 1 study for SCY-247 in the second half of 2024.

The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations to ibrexafungerp for the indications of VVC (including the prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications. The European Medicines Agency has granted Orphan Medicinal Product designation to ibrexafungerp for IC. We anticipate that the FDA may grant QIDP and Fast Track designations for the IV and oral formulations of SCY-247. These designations may provide us with additional market exclusivity and expedited regulatory paths.

GSK License Agreement

On March 30, 2023, we entered into a license agreement (the GSK License Agreement) with GSK. Pursuant to the terms of the GSK License Agreement, we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than those in the Greater China region and certain other countries already licensed to third parties (the GSK Territory). The parties closed the transactions contemplated by the GSK License Agreement in May 2023 and we received an upfront payment of $90.0 million. In June 2023, we announced the achievement of a $25.0 million performance-based development milestone under the GSK License Agreement. This milestone payment followed a development goal for the Phase 3 MARIO study for ibrexafungerp in IC as we continued executing ongoing ibrexafungerp trials.

On December 26, 2023, we and GSK entered into a binding memorandum of understanding (Binding MOU) for amendment to the GSK License Agreement. The GSK License Agreement was amended in connection with the delay in the commercialization of BREXAFEMME (see "Product Recall and Clinical Hold" below) and further clinical development of ibrexafungerp associated with this event. Under the terms of the updated GSK License Agreement, as amended by the Binding MOU, we are eligible to receive potential:

•
regulatory approval milestone payments of up to $49 million (revised from up to $70 million as provided in the GSK License Agreement);
•
commercial milestone payments of up to $57.5 million based on first commercial sale in invasive candidiasis (U.S./EU) (revised from up to $115 million as provided in the GSK License Agreement); and
•
and sales milestone payments of up to $179.5 / $169.75 / $145.5 million (depending on the date of GSK’s relaunch of BREXAFEMME in the U.S.) (revised from up to $242.5 million as provided in the GSK License Agreement).

These milestones are based on annual net sales in the GSK Territory, with a total of $64 / $54.25 / $46.5 million to be paid upon achievement of multiple sales thresholds up through $200 million; a total of $45.5 / $45.5 / $39 million to be paid upon achievement of multiple sales thresholds between $300 million and $500 million; and $35 / $35 / $30 million to be paid at each sales threshold of $750 million and $1 billion.

We will continue to be responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp but will have the potential to receive up to $72.35 million in development milestones (revised from up to $75.5 million as provided in the GSK License Agreement), which comprise: $25 million already paid; $10 million for the delivery to GSK of final clinical study reports for the completed FURI, CARES, and NATURE clinical studies; up to $30 million for the achievement of two interim milestones associated with our resumption and continued performance of the MARIO Study after the clinical hold is lifted; and $7.35 million for the successful completion of the MARIO Study.

In the case of each of the above milestones, such milestone events are defined in the GSK License Agreement, as amended by the Binding MOU. GSK will also pay royalties based on cumulative annual sales to us in the mid-single digit to mid-teen range. The royalty terms are not amended by the Binding MOU.

Product Recall and Clinical Hold

Following a review by GSK of the manufacturing process and equipment at the vendor that manufactures the ibrexafungerp drug substance, we became aware that a non-antibacterial beta-lactam drug substance was manufactured using equipment common to the manufacturing process for ibrexafungerp. Current FDA draft guidance recommends segregating the manufacture of non-antibacterial beta-lactam compounds from other compounds since beta-lactam compounds have the potential to act as sensitizing agents that may trigger hypersensitivity or an allergic reaction in some people. In the absence of the recommended segregation, there is a risk of cross contamination. It is not known whether any ibrexafungerp has been contaminated with a beta-lactam compound and we have not received any reports of adverse events due to the possible beta-lactam cross contamination. Nonetheless, out of an abundance of caution and in line with GSK’s recommendation, we have recalled BREXAFEMME® (ibrexafungerp tablets) from the market and placed a temporary hold on clinical studies of ibrexafungerp, including the Phase 3 MARIO study.

The patient-level and clinical product recall has been initiated and we are working with an experienced vendor to manage the process. In September 2023, after we have announced our voluntary clinical hold, the FDA concurred with our voluntary hold and placed a clinical hold. We are working with the FDA to discuss paths for resolution of this issue. The clinical hold and recall affected two ongoing clinical studies: the Phase 3 MARIO study and a Phase 1 lactation study. The clinical hold does not impact the recently completed FURI, CARES, VANQUISH and SCYNERGIA clinical studies, for which dosing is complete. The NATURE study, which is an observational study in patients with IC treated with standard of care antifungals (not ibrexafungerp), is also not affected by this hold. The FDA determined that the compassionate use program for ibrexafungerp, which provides ibrexafungerp to patients with limited or no other treatment options, can continue provided the patient’s treating physician concludes a favorable benefit-risk assessment and the patient is made aware of and consents to the risk. This applies to patients currently in the program as well as for new patients, pending confirmation of available supply. Our preclinical stage compound, SCY-247, is not affected by these developments.

In response to the hold on clinical studies of ibrexafungerp by the FDA due to possible beta-lactam cross contamination, we have entered into certain new manufacturing agreements with third-party contract manufacturers to begin producing new batches of ibrexafungerp which we believe will allow us to lift the clinical hold and restart our impacted clinical studies, the Phase 3 MARIO study and a Phase 1 lactation study.

Loan Agreement

We, Hercules Capital, Inc. (Hercules Capital) and Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank) (SVBB) were parties to a Loan and Security Agreement dated as of May 13, 2021 (the Loan Agreement), pursuant to which Hercules Capital, SVBB and each of the other lenders from time-to-time party to the Loan Agreement (collectively, the Lenders) loaned to us $35 million. In connection with the entering into of the GSK License Agreement, we entered into a First Amendment and Consent to Loan and Security Agreement (the First Amendment) with the Lenders pursuant to which the Lenders consented to us entering into the GSK License Agreement and we agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under Loan Agreement ($262,500), (iii) the final payment payable under Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments became due upon the earliest of (A) one business day following receipt by us of the $90 million upfront payment payable to us under the GSK License Agreement, (B) June 1, 2023, or (C) the termination of the GSK License Agreement.

Following the closing of the transactions under the GSK License Agreement, in May 2023, we received an upfront payment pursuant to the terms of the GSK License Agreement, which triggered our obligation to repay the amounts due under the terms of the First Amendment. In connection with the repayment of those amounts due, in May 2023, we and the Lenders executed a payoff letter confirming the amounts due under the First Amendment, and our confirmation that the Loan Agreement, as amended by the First Amendment, was terminated.

Class Action Lawsuit

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. We disagree with the allegations and intend to defend the litigation vigorously.

Preclinical Developments – SCY-247

SCY-247 is a second-generation antifungal compound, from a novel class of structurally-distinct glucan synthase inhibitors, triterpenoids (fungerps), that are under development as therapeutic options for systemic fungal diseases. The triterpenoid class of antifungals represents the first new class of antifungal compounds since 2001. These agents combine the well-established activity of glucan synthase inhibitors with the potential flexibility of having oral and IV formulations. SCY-247 is in preclinical development stage and has demonstrated broad-spectrum antifungal activity, in vitro and in vivo. We anticipate that the FDA may grant QIDP and Fast Track designations for the IV and oral formulations of SCY-247.

We continue to progress the development activities for SCY-247. Some of these activities, including assessing the activity of the compound against Candida auris and Mucorales are being supported by NIH grants. We anticipate initiating a Phase 1 study for SCY-247 in the second half of 2024.

Mucormycosis is a life-threatening fungal infection with an associated mortality that ranges from 46% to 96%, most commonly affecting immunocompromised patients including those with leukemia, patients undergoing bone marrow transplants, and patients affected by severe COVID or uncontrolled diabetes mellitus. In a highly lethal mouse model of mucormycosis, SCY-247 showed very promising in vivo efficacy. Orally administered SCY-247 resulted in 40% and 50% survival at 21 days post infection for the intermediate (32 mg/kg) and high doses (48 mg/kg), respectively, compared to 0% survival in the placebo group (p = 0.011 and 0.007, respectively). This is comparable to the 40% survival observed in the control group treated with 10 mg/kg of intravenous standard of care of liposomal amphotericin B (LAMB) (p = 0.008 vs. placebo). Even more encouraging was a 90% survival observed in the group receiving combination therapy of SCY-247 32 mg/kg plus LAMB 10 mg/kg (p < 0.0001 vs. placebo and p < 0.05 vs. monotherapy). The positive survival data correlated with a statistically significant fungal burden reduction in both lung and brain tissue with SCY-247 32 mg/kg dose (p = 0.0288 and 0.0355 vs. placebo, respectively) and 48 mg/kg dose (p = 0.0015 and 0.0052 vs. placebo, respectively) as well as with the active control LAMB (p = 0.0005 vs. placebo for both lung and brain tissues). The combination treatment of SCY-247 plus LAMB demonstrated the greatest reduction in fungal burden and was highly statistically significant in both lung and brain tissue (both p < 0.0001 vs. placebo).

Ibrexafungerp Indications

The ibrexafungerp indications below summarize the status of the indications for ibrexafungerp being developed in the hospital and community settings by us under the GSK License Agreement. We will continue to be responsible for the execution and costs of these clinical studies of ibrexafungerp.

Invasive Candidiasis and/or Candidemia

Enrollment is on clinical hold in our prospective, randomized, double-blind, global Phase 3 study to evaluate the efficacy, safety and tolerability of oral ibrexafungerp as a step-down therapy for patients with IC including candidemia following IV echinocandin therapy in the hospital compared to currently available therapies (the MARIO study). Eligible patients with IC will receive treatment with IV echinocandin and will then be switched to either oral ibrexafungerp or a standard of care option, either oral fluconazole or best available therapy (BAT) for subjects with infections caused by fluconazole non-susceptible strains, once step-down criteria are met. If enrollment resumes, approximately 220 patients will be enrolled and randomized in the study.

The primary objective of the study is to determine whether treatment of IC with IV echinocandins followed by oral ibrexafungerp is as effective as treatment with IV echinocandins followed by oral fluconazole (or BAT), the current standard of care. The primary end point of the study will be all-cause mortality at 30 days after initiation of antifungal therapy. The data from the MARIO study is intended to be supportive of an NDA submission for ibrexafungerp as step-down therapy in patients with IC. Such submission would be made by GSK and any resulting approval would be held by GSK.

Refractory Invasive Fungal Infections (rIFI)

We enrolled 233 patients in our Phase 3 FURI study investigating the potential of ibrexafungerp as a treatment for fungal infections that are refractory or intolerant to other antifungals and we anticipate providing topline data to GSK in the first half of 2024. We also achieved a target enrollment of 30 patients in our Phase 3 CARES study, focused on patients with infections caused by C. auris. Topline data from the CARES study is positive and consistent with previously disclosed results from interim analyses. It is anticipated that the data will be presented at a future scientific meeting. The data from these studies is intended to be supportive of an NDA submission for ibrexafungerp as salvage therapy in patients with certain refractory invasive fungal diseases. Such NDA submission would be made by GSK and any resulting approval would be held by GSK.

Invasive Aspergillosis

Based on promising preclinical data from combination use of ibrexafungerp with voriconazole, the current standard of care, vs. Aspergillus spp., a Phase 2 study (SCYNERGIA study) of oral ibrexafungerp in combination with voriconazole in patients with IA was conducted. This study is a randomized, double-blind trial with the objective of assessing the safety and efficacy of oral ibrexafungerp in combination with voriconazole, compared to voriconazole alone. We completed enrollment with 22 patients included and the data analysis is ongoing. We anticipate providing topline data for the SCYNERGIA study to GSK in the first half of 2024.

Treatment of VVC

We have completed the enrollment of the VANQUISH Phase 3b open-label trial (VANQUISH study) evaluating the safety and efficacy of ibrexafungerp in patients with complicated vulvovaginal candidiasis who failed to respond to treatment with fluconazole. The VANQUISH study enrolled 150 complicated VVC patients who received 600 mg of oral ibrexafungerp for one, three or seven consecutive days determined by their underlying complicating condition, including immunocompromised state. Complicated patients include patients with recurrent VVC, those with VVC caused by non-albicans Candida species and those with diabetes, immunocompromising conditions (e.g., HIV), or immunosuppressive therapy (e.g., corticosteroids). We anticipate providing topline data for the VANQUISH study to GSK in the first half of 2024.

Key Development Milestones

We are seeking to achieve the following key milestones:

•
to lift the clinical hold placed on ibrexafungerp by the FDA to enable the resumption of enrollment in the MARIO study, a global Phase 3 study to evaluate ibrexafungerp as an oral step-down treatment for IC in the hospital setting;
•
to provide topline data for the FURI study to GSK in the first half of 2024;
•
to provide topline data for the Phase 2 SCYNERGIA study and the Phase 3b VANQUISH study to GSK in the first half of 2024; and
•
to initiate a Phase 1 study for SCY-247 in the second half of 2024.

Our Strategy

Key elements of our strategy include:

•
to leverage our strong scientific team to pursue the development of other internal proprietary compounds, including SCY-247;
•
to maximize ibrexafungerp’s value, in line with the GSK License Agreement, by delivering the results of completed and ongoing clinical trials under our responsibility enabling further expansion of indications including invasive fungal infections; and
•
to assess external opportunities for in-licensing to expand our development pipeline and add products for commercialization.

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
•
refractory invasive fungal infections.

In the future, we or our licensee GSK, may also consider other indications for ibrexafungerp for which longer oral antifungal regimens are typically needed and would benefit from the broad-spectrum activity, favorable safety profile and low potential for drug-drug interactions, including for the treatment of chronic fungal infections and for prophylaxis.

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

We believe BREXAFEMME has the potential to address vaginal yeast infections across a broad range of patients and could be an ideal treatment option for many patients for whom current treatment options are suboptimal. Despite yeast infections being so common and prevalent, with millions of women suffering from them every year, it is still an under-appreciated, under-reported, and under-served women’s health condition. Treatments for VVC have historically included several topical azole antifungals and oral fluconazole. Approximately 80% of VVC sufferers will have more than one yeast infection and over a third of women may have six yeast infections or more in a lifetime. There are over 17 million prescriptions written for VVC in the U.S. annually, all of which (prior to BREXAFEMME) belonged to a single drug class, the azoles. There had been no new oral treatment for VVC in over 25 years other than BREXAFEMME, and we believe health care providers are eager for a novel oral alternative to treat their patients.

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

Invasive Candidiasis / rIFI

Treatment options for invasive candidiasis are limited to three main drug classes: echinocandins, azoles, and amphotericin B. The echinocandins are considered the first line recommended therapy in most invasive candidiasis settings. Because the echinocandins can be administered only intravenously, orally administered azoles are often used as step-down agents after initial IV echinocandin therapy. However, antifungal treatment duration for invasive candidiasis typically extends for several weeks and patients for whom the azoles are not a suitable therapy due to resistance, intolerance, or risk of drug-to-drug interaction are restricted to use IV therapy for several weeks. Amphotericin B is also only available via IV administration and is associated with a significant risk of renal toxicity and infusion reactions, making it an unsuitable option in settings where there is underlying, or high risk of, renal impairment. Due to significant monitoring issues, Amphotericin B is also less desirable for outpatient parenteral administration. The echinocandins are typically well tolerated but clinical resistance is rising in many centers, due to development of mutations in the fks genes leading to echinocandin resistance and shift species with natural resistance as well as the rise of novel drug resistant species, such as Candida auris. When resistance develops, the available treatment options may be less efficacious or more toxic. The phenomenon of multi-drug resistance is also reported among isolates of different species of Candida, making the management of patients suffering from these infections extraordinarily challenging, considering the very limited treatment options available. Specifically, 90% of Candida auris isolates have been reported to be resistant to at least one antifungal agent and 30% of isolates resistant to at least two antifungals.

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

Manufacturing and Supply of Ibrexafungerp and SCY-247

Ibrexafungerp is a semi-synthetic compound that involves fermentation and synthetic chemical steps in its manufacturing process. The synthetic process does not require any specialized equipment and uses readily sourced intermediates. We do not own or operate and do not intend to own or operate facilities for manufacturing, storage and distribution, or testing of drug substance or drug product. We have relied on third-party contract manufacturers for synthesis of our clinical compounds and manufacture of drug product.

Following a review by GSK of the manufacturing process and equipment at the vendor that manufactures the ibrexafungerp drug substance, we became aware that a non-antibacterial beta-lactam drug substance was manufactured using equipment common to the manufacturing process for ibrexafungerp. Current FDA draft guidance recommends segregating the manufacture of non-antibacterial beta-lactam compounds from other compounds since beta-lactam compounds have the potential to act as sensitizing agents that may trigger hypersensitivity or an allergic reaction in some people. In the absence of the recommended segregation, there is a risk of cross contamination. It is not known whether any ibrexafungerp has been contaminated with a beta-lactam compound and we have not received any reports of adverse events due to the possible beta-lactam cross contamination. Nonetheless, out of an abundance of caution and in line with GSK’s recommendation, we have recalled BREXAFEMME (ibrexafungerp tablets) from the market and placed a temporary hold on clinical studies of ibrexafungerp, including the Phase 3 MARIO study.

The patient-level and clinical product recall has been initiated and we are working with an experienced vendor to manage the process. We have begun engaging with the FDA and during a meeting in September 2023, the FDA concurred with our voluntary hold and placed a clinical hold. We are working to provide additional information to the FDA and discuss potential paths for resolution of this issue. The clinical hold and recall affect our two ongoing clinical studies: the Phase 3 MARIO study and a Phase 1 lactation study. The hold does not impact the recently completed FURI, CARES, VANQUISH and SCYNERGIA clinical studies, for which dosing is complete. The FDA determined that the compassionate use program for ibrexafungerp, which provides ibrexafungerp to patients with limited or no other treatment options, can continue provided the patient’s treating physician concludes a favorable benefit-risk assessment and the patient is made aware of and consents to the risk. This applies to patients currently in the program as well as for new patients, pending confirmation of available supply. Our preclinical stage compound, SCY-247, is not affected by these developments.

In response to the hold on clinical studies of ibrexafungerp by the FDA due to possible beta-lactam cross contamination, we have entered into certain new manufacturing agreements with third-party contract manufacturers to begin producing new batches of ibrexafungerp which we believe will allow us to lift the clinical hold and restart our impacted clinical studies, the Phase 3 MARIO study and a Phase 1 lactation study.

A drug manufacturing program subject to extensive governmental regulations requires robust quality assurance systems and experienced personnel with the relevant technical and regulatory expertise as well as strong project management skills. We believe we have a team that is capable of managing these activities until GSK assumes responsibility for them pursuant to the GSK License Agreement. We believe the primary third-party vendors with which we have agreements in place to support manufacturing and supply for clinical development have the required capabilities with respect to facilities, equipment and technical expertise, quality systems that meet global regulatory and compliance requirements, satisfactory regulatory inspection history from relevant health authorities and proven track records in supplying drug substance and drug product.

Collaborations and Licensing Agreements Associated with Our Core Drug Development Operations

We have a number of licensing and collaboration agreements associated with our core drug development operations, including the following:

GSK

On March 30, 2023, we entered into a license agreement (the GSK License Agreement) with GSK. Pursuant to the terms of the GSK License Agreement, we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than those in the Greater China region and certain other countries already licensed to third parties (the GSK Territory). The parties closed the transactions contemplated by the GSK License Agreement in May 2023 and we received an upfront payment of $90.0 million. In June 2023, we announced the achievement of a $25.0 million performance-based development milestone under the GSK License Agreement. This milestone payment followed a development goal for the Phase 3 MARIO study for ibrexafungerp in IC as we continued executing ongoing ibrexafungerp trials. The GSK License Agreement was amended in connection with the delay in the commercialization of BREXAFEMME and further clinical development of ibrexafungerp associated with this event.

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

Hansoh

In February 2021, we entered into an Exclusive License and Collaboration Agreement (the Hansoh License Agreement) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, Hansoh), pursuant to which we granted to Hansoh an exclusive license to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan. Under the terms of the Hansoh License Agreement, Hansoh shall be responsible for the development, regulatory approval and commercialization of ibrexafungerp in Greater China. We received a $10.0 million upfront payment and will also be eligible to receive up to $112.0 million in development and commercial milestones, plus low double-digit royalties on net product sales. The obligation to pay us royalties with respect to sales in a specified region will continue until the later of the date of expiration of all intellectual property and regulatory exclusivity for the product in the region and ten years from the first commercial sale, unless earlier terminated by Hansoh with advanced notice for convenience or under other specified circumstances.

R-Pharm

In August 2013, we entered into an agreement with R-Pharm, CJSC (R-Pharm), a leading supplier of hospital drugs in Russia, granting them exclusive rights to develop and commercialize ibrexafungerp in the field of human health in Russia, Turkey, and certain Balkan, Central Asian, Middle Eastern and North African countries. We retained the right to commercialize ibrexafungerp in the Americas, Europe, and Asia. In November 2014, we entered into a supplemental arrangement with R-Pharm, whereby R-Pharm was informed of the modified IV formulation development plan and R-Pharm agreed to reimburse us for specifically identified IV formulation development and manufacturing costs incurred by us. We received a non-refundable upfront payment of $1.5 million from R-Pharm in August 2013 which was recognized over a period of 70 months and is fully amortized. This agreement is not material to our consolidated balance sheets, statements of operations, or statements of cash flows.

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

U.S. Drug Approval Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA), and implements regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recall requests, product seizures, total or partial suspension of production or distribution, injunctions, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

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

The Generating Antibiotic Incentives Now Act (GAIN Act) is intended to encourage development of new antibacterial and antifungal drugs for the treatment of serious or life-threatening infections by providing certain benefits to sponsors, including extended exclusivity periods, fast track and priority review. To be eligible for these benefits a product in development must seek and be awarded designation as a QIDP.

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

Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third party payors may limit coverage to specific products on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of its products. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of its products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Additionally, third-party payors may refuse to include a particular branded drug in their formularies when a competing generic product is available. Under Medicare, hospitals are reimbursed under an inpatient prospective payment system. This pricing methodology provides a single payment amount to hospitals based on a given diagnosis-related group. As a result, with respect to Medicare reimbursement for services in the hospital inpatient setting, hospitals could have a financial incentive to use the least expensive drugs for the treatment of invasive fungal infections, particularly the IV formulations of these drugs, as they are typically administered in the hospital. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect until 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

There also has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry, although they may be subject to legal challenges. . In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

As of March 1, 2024, we are the owner of more than ten issued U.S. patents and more than 125 issued non-U.S. patents with claims to novel compounds, compositions containing them, processes for their preparation, and their uses as pharmaceutical agents, with terms expiring between 2027 and 2038. Of these patents, six U.S. patents relate to ibrexafungerp, and one U.S. patent relates to SCY-247. We are actively pursuing several U.S. patent applications and many non-U.S. patent applications in multiple jurisdictions worldwide.

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

SCY-247 is protected in the United States by an issued composition of matter patent (U.S. Patent No. 7,863,465). The ‘465 patent is currently set to expire in 2029. The SCY-247 composition of matter is covered by a patent in several other jurisdictions worldwide, including Europe, Japan, and China.

Employees

As of March 1, 2024, we had 29 employees, all of whom were employed on a full-time basis. Our employees are engaged in administration, accounting and finance, research, clinical development, manufacturing, and business development functions. We believe our relations with our employees are good.

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

Risks Relating to Our Financial Condition and Need for Additional Capital

We may not be able to realize the benefits we expect under the GSK License Agreement if we are not able to develop ibrexafungerp.

Our ability to generate revenues under the GSK License Agreement is dependent upon our ability to further develop ibrexafungerp. The risks described below with respect to ibrexafungerp will continue to be risks for us as they may impede our ability to receive some or all of the development, regulatory, commercial and sales milestones, and royalties, contemplated by the GSK License Agreement, which would materially and adversely affect our business and operating results.

We have a limited history of profitability, we have only one product approved for commercial sale that is licensed to GSK and is subject to a product recall, and to date we have generated limited revenue from product sales. As a result, our ability to curtail our losses and sustain profitability is unproven.

We do not expect to be profitable in the foreseeable future. We incurred net losses in each year since our inception except for net income of $67.0 million for the year ended December 31, 2023, primarily due to the $90.0 million upfront payment received under the GSK License Agreement. As of December 31, 2023, we had an accumulated deficit of approximately $355.2 million. On a prospective basis, our strategic focus, along with the commitment of our financial resources, will be directed towards the development of ibrexafungerp. We had cash, cash equivalents, and investments of $98.0 million as of December 31, 2023. We have suffered substantial losses from operations since inception and will require additional financing.

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

We will continue to require substantial additional capital, and if we are unable to raise capital when needed we would be forced to delay, reduce or eliminate our development program for ibrexafungerp and our planned development for SCY-247.

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

When we are required to secure additional financing, the additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop ibrexafungerp and any product candidates we may seek to develop. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

Our operating activities may be restricted as a result of covenants related to the indebtedness under our senior convertible notes and we may be required to repay the notes and our loan payable in an event of default, which could have a materially adverse effect on our business.

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

Our ability to access capital could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as pandemics and conflicts and related sanctions, bank failures, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our ability to access capital include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

Our ability to generate additional significant revenue related to sales of ibrexafungerp by GSK, will depend on the successful development and regulatory approval of ibrexafungerp for indications in addition to the treatment of VVC and RVVC.

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

We believe that a large portion of the treatments using antifungal drugs are administered when symptoms of invasive fungal infections are present but a diagnosis of the infection has not yet been made, due to the rapid and potentially fatal progression of invasive fungal infections. Diagnostic tools recently approved by the FDA, or currently under development, for the rapid diagnosis of invasive fungal infections may significantly diminish the need to treat patients in advance of diagnosis of invasive fungal infections, which will reduce the potential market for ibrexafungerp. Moreover, if a rapid and accurate test of the susceptibility of a fungal infection to generically available treatments is developed and widely adopted, the market for ibrexafungerp may suffer.

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

It is impossible to predict when or if ibrexafungerp for indications other than VVC, RVVC or any other product candidate we may seek to develop will prove effective or safe, or whether we or GSK will receive marketing approval for ibrexafungerp for the treatment of indications other than VVC, RVVC, or whether we will receive marketing approval for any other products we may seek to develop. Unforeseen side effects from any product candidates could arise either during clinical development or, if approved, after the product has been marketed. The most commonly reported adverse events after oral administration of ibrexafungerp have been gastrointestinal (GI) events (i.e., nausea, diarrhea, vomiting). The gastrointestinal events reported have typically been transient (i.e., short duration), mild or moderate and not leading to discontinuation. The most commonly reported adverse events after IV administration of ibrexafungerp have been local reactions at the site of infusion. During our Phase 1 IV program in healthy volunteers, aimed to expand the safety margin that would allow greater flexibility of dosing options in patients, we observed three mild-to-moderate thrombotic events in healthy volunteers receiving the IV formulation of ibrexafungerp at the highest doses and highest concentrations. These events were reported to FDA as 15-day alert reports because they were unexpected and required anticoagulant therapy. The potential contribution of the IV formulation of ibrexafungerp to these events cannot be ruled out even though rates of thrombotic events due to intravenous catheters reported in the literature are comparable to those observed in the Phase 1 study.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect until 2032 unless additional Congressional action is taken.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the new presidential administration. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could have a negative impact on our sales of any future approved products.

We expect that a portion of the market for BREXAFEMME, ibrexafungerp for other indications, and any other product candidates we may seek to develop will be outside the United States. However, our product candidates may never receive approval or be commercialized outside of the United States.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. Portions of our state and federal net operating loss carryforwards began to expire in 2019. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. We have determined that ownership changes have occurred and as a result, a portion of our NOL carryforwards are limited. We may also experience ownership changes in the future as a result of subsequent issuances of our common stock or other shifts in our stock ownership some of which may be outside of our control. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws, tax treaties or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, the relative amounts of income before taxes in the various jurisdictions in which we operate, new or revised tax laws, or interpretations of tax laws and policies, the outcome of current and future tax audits, examinations or administrative appeals, our ability to realize our deferred tax assets, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

For tax years beginning after December 31, 2021, legislation commonly referred to as the “Tax Cuts and Jobs Act” requires taxpayers to capitalize and amortize certain research and development expenditures over five years if incurred in the United States and fifteen years if incurred in foreign jurisdictions, rather than deducting them currently. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified.

Risks Related to Our Dependence on Third Parties

We are dependent on our license agreement with GSK to commercialize ibrexafungerp other than in the Greater China region and in the Russian Federation and certain other countries, and if GSK is not successful in commercializing ibrexafungerp in these areas, we will lose a significant source of potential revenue.

Under the GSK License Agreement, GSK is to pay us milestone payments upon our achievement of specified regulatory, commercial and sales milestone events, as well as royalties on sales of ibrexafungerp in those countries in its territory. If GSK determines not to pursue commercialization of ibrexafungerp in those countries, we will not receive any commercial or sales milestone or royalty payments under the GSK License Agreement.

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
•
the possibility of termination or nonrenewal of the agreements by the third parties because of our breach of the manufacturing agreement or based on their own business priorities; and
•
the possibility of unforeseen natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control impacting our third parties, such as COVID-19 and its variants, which may cause delays in the ability of our suppliers to provide us with supplies on a timely basis.

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

Under our agreement with Merck, Merck was responsible for establishing the intellectual property rights to ibrexafungerp. As we were not responsible for the establishment of our intellectual property rights to ibrexafungerp, we have less visibility into the strength of our intellectual property rights to ibrexafungerp than if we had been responsible for the establishment of these rights. If Merck did not establish those rights such that they are of sufficient scope to protect ibrexafungerp, then we may not be able to prevent others from using or commercializing ibrexafungerp, and others may be able to assert intellectual property rights in ibrexafungerp and prevent us from further pursuing the development and commercialization of ibrexafungerp. Further, GSK has prosecution and enforcement rights for this IP and, if GSK does not determine to pursue prosecution and enforcement of intellectual property, the value of this intellectual property may diminish or be lost.

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

As of March 1, 2024, we had 29 full time employees. Further, as we advance ibrexafungerp and SCY-247 through preclinical studies, clinical trials and commercialization for other indications, we will need to increase our product development, scientific, marketing, sales and administrative headcount to manage these efforts. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials as required by local country regulations, in addition to limited product liability coverage for BREXAFEMME. Our coverage is currently limited to $25.0 million per occurrence and $25.0 million in the aggregate per year. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for product candidates, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash available to develop ibrexafungerp and any future product candidates we may seek to develop and adversely affect our business.

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

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws and regulations, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, impose certain obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information on “covered entities,” such as certain healthcare providers, health plans, and healthcare clearinghouses and their respective “business associates” that perform services for them. In addition, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act of 2020, applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties for violations of up to $7,500 per violation, as well as a private right of action for individuals impacted by certain data breaches. The CCPA and other comprehensive state data privacy and security laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security, including information that we collect about patients in connection with clinical trials and our other operations abroad. For example, the EU’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for processing personal data, including health-related information. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to the greater of 20 million euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose data privacy and security laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not detect and remediate all such vulnerabilities including in a timely manner. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, such as governmental authorities, partners, and affected individuals, of security incidents. Such disclosures may involve inconsistent requirements and are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential, proprietary, and sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management’s attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature such as data about our research and clinical trials (“Information Systems and Data”).

Our information security function, which includes our information technology Managed Service Provider (MSP), helps identify, assess and manage the Company’s cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including: manual and automated tools; subscribing to and analyzing reports and services that identify cybersecurity threats; evaluating threats reported to us; and conducting vulnerability assessments.

Depending on the environment, systems, and data, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response process; disaster recovery/business continuity plans; encrypting certain data; using network security controls; maintaining access controls; managing assets; and maintaining cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program; (2) we prioritize our risk management processes to include mitigation of risks from cybersecurity threats that are more likely to lead to a material impact to our business; (3) management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Audit Committee, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example our information technology MSP.

We use third-party service providers to perform a variety of functions throughout our business, such as distributors and supply chain resources and contract research organizations (CRO) and contract manufacturing organizations (CMO). We have certain vendor management processes to manage cybersecurity risks associated with our use of certain providers, depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider. These processes may include information security questionnaires, assessments, and imposition of contractual obligations relating to cybersecurity.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

Governance

Our board of directors, through its Audit Committee, is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President, Human Resources & IT, who has over 22 years of human resources experience in various industries including in executive roles and has led our IT function since joining the Company. Management is responsible for budgeting, hiring appropriate cybersecurity personnel, and helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy.

Our cybersecurity incident response process is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, and Vice President, Human Resources & IT, who help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response process includes reporting to the Audit Committee for certain cybersecurity incidents.

The Audit Committee receives periodic reports from company management, including our Chief Legal Officer, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Audit Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

ITEM 3. LEGAL PROCEEDINGS

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. We disagree with the allegations and intend to defend the litigation vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “SCYX.”

Stockholders

As of March 1, 2024, there were approximately 43 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We did not purchase any of our securities during the fourth quarter of 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the year ended December 31, 2023, are not necessarily indicative of results that may occur in future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

Overview

SCYNEXIS, Inc. is pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections. We are developing our proprietary antifungal platform “fungerps”, a novel class of antifungal agents called triterpenoids, that are a structurally distinct glucan synthase inhibitors and have generally shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus genera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces genera and most common mucorales species.

Ibrexafungerp is the first representative of this novel class of antifungals with additional assets from the “fungerp” family, including SCY-247, in preclinical stages of development. In June 2021 and December 2022, we announced that the United States (U.S.) Food and Drug Administration (FDA) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC), also known as vaginal yeast infection, and for the reduction in the incidence of recurrent vulvovaginal candidiasis (RVVC), respectively. Oral ibrexafungerp is also under development for other systemic fungal diseases.

SCY-247, a second-generation antifungal compound from this novel class, is in preclinical development stage. We anticipate initiating a Phase 1 study for SCY-247 in the second half of 2024.

The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations to ibrexafungerp for the indications of VVC (including the prevention of recurrent VVC), invasive candidiasis (IC) (including candidemia), and invasive aspergillosis (IA), and has granted Orphan Drug designations for the IC and IA indications. The European Medicines Agency has granted Orphan Medicinal Product designation to ibrexafungerp for IC. We anticipate that the FDA may grant QIDP and Fast Track designations for the IV and oral formulations of SCY-247. These designations may provide us with additional market exclusivity and expedited regulatory paths.

GSK License Agreement

On March 30, 2023, we entered into a license agreement (the GSK License Agreement) with GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK). Pursuant to the terms of the GSK License Agreement, we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than those in the Greater China region and certain other countries already licensed to third parties (the GSK Territory). The parties closed the GSK License Agreement in May 2023 and we received an upfront payment of $90.0 million. In June 2023, we announced the achievement of a $25.0 million performance-based development milestone under the GSK License Agreement. This milestone payment followed a development goal for the Phase 3 MARIO study for ibrexafungerp in IC as we continued executing ongoing ibrexafungerp trials.

On December 26, 2023, we and GSK entered into a binding memorandum of understanding (Binding MOU) for amendment to the GSK License Agreement. The GSK License Agreement is being amended in connection with the delay in the commercialization of BREXAFEMME (see "Product Recall and Clinical Hold" section) and further clinical development of ibrexafungerp associated with this event. Under the terms of the updated GSK License Agreement, as amended by the Binding MOU, we are eligible to receive potential:

•
regulatory approval milestone payments of up to $49 million (revised from up to $70 million as provided in the GSK License Agreement);
•
commercial milestone payments of up to $57.5 million based on first commercial sale in invasive candidiasis (U.S./EU) (revised from up to $115 million as provided in the GSK License Agreement); and

•
and sales milestone payments of up to $179.5 / $169.75 / $145.5 million (depending on the date of GSK’s relaunch of BREXAFEMME in the U.S.) (revised from up to $242.5 million as provided in the GSK License Agreement).

These milestones are based on annual net sales in the GSK Territory, with a total of $64 / $54.25 / $46.5 million to be paid upon achievement of multiple sales thresholds up through $200 million; a total of $45.5 / $45.5 / $39 million to be paid upon achievement of multiple sales thresholds between $300 million and $500 million; and $35 / $35 / $30 million to be paid at each sales threshold of $750 million and $1 billion.

We will continue to be responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp but will have the potential to receive up to $72.35 million in development milestones (revised from up to $75.5 million as provided in the GSK License Agreement), which comprise: $25 million already paid; $10 million for the delivery to GSK of final clinical study reports for the completed FURI, CARES, and NATURE clinical studies; up to $30 million for the achievement of two interim milestones associated with our resumption and continued performance of the MARIO Study after the clinical hold is lifted; and $7.35 million for the successful completion of the MARIO Study.

In the case of each of the above milestones, such milestone events are defined in the GSK License Agreement, as amended by the Binding MOU. GSK will also pay royalties based on cumulative annual sales to us in the mid-single digit to mid-teen range. The royalty terms are not amended by the Binding MOU.

Product Recall and Clinical Hold

Following a review by GSK of the manufacturing process and equipment at the vendor that manufactures the ibrexafungerp drug substance, we became aware that a non-antibacterial beta-lactam drug substance was manufactured using equipment common to the manufacturing process for ibrexafungerp. Current FDA draft guidance recommends segregating the manufacture of non-antibacterial beta-lactam compounds from other compounds since beta-lactam compounds have the potential to act as sensitizing agents that may trigger hypersensitivity or an allergic reaction in some people. In the absence of the recommended segregation, there is a risk of cross contamination. It is not known whether any ibrexafungerp has been contaminated with a beta-lactam compound and we have not received any reports of adverse events due to the possible beta-lactam cross contamination. Nonetheless, out of an abundance of caution and in line with GSK’s recommendation, we have recalled BREXAFEMME (ibrexafungerp tablets) from the market and placed a temporary hold on clinical studies of ibrexafungerp, including the Phase 3 MARIO study.

The patient-level and clinical product recall has been initiated and we are working with an experienced vendor to manage the process. In September 2023, after we have announced our voluntary clinical hold, the FDA concurred with our voluntary hold and placed a clinical hold. We are working with the FDA to discuss paths for resolution of this issue. The clinical hold and recall affected two ongoing clinical studies: the Phase 3 MARIO study and a Phase 1 lactation study. The clinical hold does not impact the recently completed FURI, CARES, VANQUISH and SCYNERGIA clinical studies, for which dosing is complete. The NATURE study, which is an observational study in patients with IC treated with standard of care antifungals (not ibrexafungerp), is also not affected by this hold. The FDA determined that the compassionate use program for ibrexafungerp, which provides ibrexafungerp to patients with limited or no other treatment options, can continue provided the patient’s treating physician concludes a favorable benefit-risk assessment and the patient is made aware of and consents to the risk. This applies to patients currently in the program as well as for new patients, pending confirmation of available supply. Our preclinical stage compound, SCY-247, is not affected by these developments.

In response to the hold on clinical studies of ibrexafungerp by the FDA due to possible beta-lactam cross contamination, we have entered into certain new manufacturing agreements with third-party contract manufacturers to begin producing new batches of ibrexafungerp which we believe will allow us to lift the clinical hold and restart our impacted clinical studies, the Phase 3 MARIO study and a Phase 1 lactation study.

Ibrexafungerp Update

Enrollment is on clinical hold in our prospective, randomized, double-blind, global Phase 3 study to evaluate the efficacy, safety and tolerability of oral ibrexafungerp as a step-down therapy for patients with IC including candidemia following IV echinocandin therapy in the hospital compared to currently available therapies (the MARIO study). Eligible patients with IC will receive treatment with IV echinocandin and will then be switched to either oral ibrexafungerp or a standard of care option, either oral fluconazole or best available therapy (BAT) for subjects with infections caused by fluconazole non-susceptible strains, once step-down criteria are met. If enrollment resumes, approximately 220 patients will be enrolled and randomized in the study.

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

We enrolled 233 patients in our Phase 3 FURI study investigating the potential of ibrexafungerp as a treatment for fungal infections that are refractory or intolerant to other antifungals and we anticipate providing topline data to GSK in the first half of 2024. We also achieved a target enrollment of 30 patients in our Phase 3 CARES study, focused on patients with infections caused by C. auris. Topline data from the CARES study is positive and consistent with previously disclosed results from interim analyses. It is anticipated that the data will be presented at a future scientific meeting. The data from these studies is intended to be supportive of an NDA submission for ibrexafungerp as salvage therapy in patients with certain refractory invasive fungal diseases. Such NDA submission would be made by GSK and any resulting approval would be held by GSK.

Based on promising preclinical data from combination use of ibrexafungerp with voriconazole, the current standard of care, vs. Aspergillus spp., a Phase 2 study (SCYNERGIA study) of oral ibrexafungerp in combination with voriconazole in patients with IA was conducted. This study is a randomized, double-blind trial with the objective of assessing the safety and efficacy of oral ibrexafungerp in combination with voriconazole, compared to voriconazole alone. We completed enrollment with 22 patients included and the data analysis is ongoing. We expect to provide topline data for the SCYNERGIA study to GSK in the first half of 2024.

We have completed the enrollment of the VANQUISH Phase 3b open-label trial evaluating the safety and efficacy of ibrexafungerp in 150 patients with complicated vulvovaginal candidiasis who failed to respond to treatment with fluconazole. We expect to provide topline data for the VANQUISH study to GSK in the first half of 2024.

Loan Agreement

We, Hercules Capital, Inc. (Hercules Capital) and Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank) (SVBB) were parties to a Loan and Security Agreement dated as of May 13, 2021 (the Loan Agreement), pursuant to which Hercules Capital, SVBB and each of the other lenders from time-to-time party to the Loan Agreement (collectively, the Lenders) loaned to us $35 million. In connection with the entering into of the GSK License Agreement, we entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to which the Lenders consented to us entering into the GSK License Agreement and we agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under Loan Agreement ($262,500), (iii) the final payment payable under Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments became due upon the earliest of (A) one business day following receipt by us of the $90 million upfront payment payable to us under the GSK License Agreement, (B) June 1, 2023, or (C) the termination of the GSK License Agreement.

Following the closing of the transactions under the GSK License Agreement, in May 2023, we received the upfront payment pursuant to the terms of the GSK License Agreement, which triggered the obligation of us to repay the amounts due under the terms of the First Amendment. In connection with the repayment of those amounts due, in May 2023, we and the Lenders executed a payoff letter confirming the amounts due under the First Amendment, and our confirmation that the Loan Agreement, as amended by the First Amendment, was terminated.

Class Action Lawsuit

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. We disagree with the allegations and intend to defend the litigation vigorously.

Preclinical Developments – SCY 247

We continue progressing development activities for SCY-247. SCY-247 is a broad-spectrum antifungal with a potential oral and IV systemic therapeutic option for multiple drug-resistant pathogens. Some of these activities, including assessing the activity of the compound against Candida auris and Mucorales are being supported by NIH grants. We anticipate initiating a Phase 1 study for SCY-247 in the second half of 2024.

Liquidity

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, December 2020, and April 2022. Our principal source of liquidity is cash, cash equivalents, and investments which totaled $98.0 million as of December 31, 2023.

As of December 31, 2023, our accumulated deficit was $355.2 million. We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy. We also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations and ongoing operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements.

Components of Operating Results

Revenue

Revenue consists of license agreement revenue associated with GSK and Hansoh and product sales of BREXAFEMME. Our product revenue, net comprised of sales of BREXAFEMME that we sold as principal given we control BREXAFEMME product until delivery to our wholesalers at which point control is transferred.

Cost of Product Revenue

Cost of product revenue consists primarily of inventory impairment expense, distribution, freight expenses, royalties due to Merck, and other manufacturing costs associated with BREXAFEMME.

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
•
allocated overhead.

Ibrexafungerp and SCY-247 were the only key research and development projects during the periods presented. We expect to continue to incur significant research and development expense for the foreseeable future as we continue our effort to develop ibrexafungerp and SCY-247, and to potentially develop our other product candidates, subject to the availability of additional funding.

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
•
other income associated with research and development tax credits; and
•
interest income associated with our held-to-maturity investments and money market accounts.

Income Tax (Expense) Benefit

To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. For the years ended December 31, 2023 and 2022, our income tax (expense) benefit recognized consists primarily of an income tax expense for state taxes and an income tax benefit associated with the sale of our NOLs and research and development credits, respectively.

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, and period-to-period percentage change (dollars in thousands):

	Years Ended December 31,
	2023	2022	Period-to-Period Change
Revenue:
Product revenue, net	$1,044	$4,988	(3,944)	(79.1)%
License agreement revenue	139,097	103	138,994	134,945.6%
Total revenue	140,141	5,091	135,050	2,652.7%
Operating expenses:
Cost of product revenue	15,624	628	14,996	2,387.9%
Research and development	30,928	27,259	3,669	13.5%
Selling, general and administrative	20,920	62,961	(42,041)	(66.8)%
Total operating expenses	67,472	90,848	(23,376)	(25.7)%
Income (loss) from operations	72,669	(85,757)	158,426	(184.7)%
Other expense (income):
Amortization of debt issuance costs and discount	2,994	1,589	1,405	88.4%
Interest income	(3,954)	(1,415)	(2,539)	179.4%
Interest expense	3,130	5,198	(2,068)	(39.8)%
Other income	—	(3)	3	(100.0)%
Warrant liabilities fair value adjustment	3,166	(22,301)	25,467	(114.2)%
Derivative liabilities fair value adjustment	154	(1,316)	1,470	(111.7)%
Total other expense (income)	5,490	(18,248)	23,738	(130.1)%
Income (loss) before taxes	67,179	(67,509)	134,688	(199.5)%
Income tax (expense) benefit	(138)	4,700	(4,838)	(102.9)%
Net income (loss)	$67,041	$(62,809)	$129,850	(206.7)%

Revenue. For the year ended December 31, 2023, revenue primarily consists of the $130.1 million recognized upon the transfer of the license associated with the GSK License Agreement in May 2023 and $4.4 million in license agreement revenue recognized as part of the Binding MOU. For the year ended December 31, 2022, revenues primarily consists of product sales of BREXAFEMME.

Cost of Product Revenues. For the year ended December 31, 2023, cost of product revenue consists primarily of the $14.5 million in impairment expense recognized in the period in addition to distribution, freight, and royalty costs associated with BREXAFEMME. For the year ended December 31, 2022, cost of product revenue consists primarily of distribution, freight, and royalty costs associated with BREXAFEMME.

Research and Development. For the year ended December 31, 2023, research and development expenses increased to $30.9 million from $27.3 million for the year ended December 31, 2022. The increase of $3.7 million, or 13.5%, was primarily driven by an increase of $2.6 million in clinical development expense, an increase of $0.5 million in preclinical expense, an increase of $0.4 million in chemistry, manufacturing, and controls (CMC) expense, and an increase of $0.5 million in salary expense primarily associated with medical affairs.

The $2.6 million increase in clinical development expense for the year ended December 31, 2023, was primarily driven by an increase of $1.8 million in expense associated with the costs for the MARIO study, an increase of $1.1 million in expense associated with the closing activities of the FURI, CARES, and SCYNERGIA studies, and an increase of $0.6 million associated with a Phase 1 study of oral ibrexafungerp which was substantially complete in the second quarter of 2023 and is intended to support the potential NDA filing for the treatment of IC, offset in part by a $1.3 million decrease in expense associated with the CANDLE Phase 3 study which was substantially complete in the first quarter of 2022. The $0.5 million increase in preclinical expense was primarily associated with the expense recognized for certain preclinical studies associated with SCY-247. The $0.4 million increase in CMC expense for the year ended December 31, 2023, was primarily driven by increased costs associated with drug supply for SCY-247.

Selling, General and Administrative. For the year ended December 31, 2023, selling, general and administrative expenses decreased to $20.9 million from $63.0 million for the year ended December 31, 2022. The decrease of $42.0 million, or 66.8%, was primarily driven by a decrease of $33.5 million in commercial expense due to the costs incurred in the prior comparable period associated with the active promotion of BREXAFEMME which ceased in the fourth quarter of 2022, a decrease of $5.2 million in salary related primarily driven by the workforce reduction in the fourth quarter of 2022 concentrated in the commercial and medical affairs functions, a $2.8 million decrease associated with other medical affairs related expense, a $1.6 million decrease in severance expense primarily driven by the workforce reduction in the fourth quarter of 2022, a $1.5 million decrease in information technology expense, offset in part by an increase in professional fees of $2.0 million. The $2.0 million increase in professional fees is primarily due to a $3.1 million expense incurred during the current period for business development associated with the GSK License Agreement.

Amortization of Debt Issuance Costs and Discount. For the years ended December 31, 2023 and 2022, we recognized $3.0 million and $1.6 million in amortization of debt issuance costs and discount. The increase of $1.4 million, or 88%, was primarily driven by the recognition of $1.9 million in amortization during the year ended December 31, 2023 for the remaining debt issuance costs and discount associated with the loan payable with Hercules and SVBB which was fully paid in May 2023. The 2023 and 2022 debt issuance costs and discount for our March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the years ended December 31, 2023 and 2022, we recognized $4.0 million and $1.4 million, respectively, in interest income associated with our money market accounts and investments. The increase in interest income was primarily due to the increase in the interest rates on our money market accounts and investments.

Interest Expense. For the years ended December 31, 2023 and 2022, we recognized $3.1 million and $5.2 million, respectively, in interest expense associated with our Loan Agreement and convertible debt. The decrease in interest expense was primarily due to the repayment of the Loan Agreement in May 2023.

Other Income. For the years ended December 31, 2023 and 2022, we recognized zero and $3,000 in other income associated with certain research and development tax credits.

Warrant Liabilities Fair Value Adjustment. For the years ended December 31, 2023 and 2022, we recognized a loss of $3.2 million and a gain of $22.3 million, respectively, for the fair value adjustment for warrant liabilities primarily due to the increase and decrease in our stock price during the periods, respectively.

Derivative Liabilities Fair Value Adjustment. For the years ended December 31, 2023 and 2022, we recognized a loss of $0.2 million and a gain of $1.3 million, respectively, in the fair value adjustment related to the derivative liability primarily due to the increase and decrease in our stock price during the periods, respectively.

Income Tax Expense (Benefit). For the year ended December 31, 2023, we recognized $0.1 million in income tax expense primarily for state income taxes. For the year ended December 31, 2022, we recognized a $4.7 million income tax benefit associated with the sale of a portion of our NOLs and research and development credits.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had cash, cash equivalents, and investments of approximately $98.0 million, compared to cash, cash equivalents, and investments of $73.5 million as of December 31, 2022. The increase in our cash and cash equivalents and investments was primarily due to the $90.0 million upfront receipt from the closing of the GSK License Agreement and the receipt of a $25.0 million performance-based development milestone under the GSK License Agreement, offset in part by the $37.0 million repayment in full of our Loan Agreement, the continued development costs associated with ibrexafungerp and SCY-247, and the payment of the deferred fees associated with Amplity, Inc. (Amplity). We believe our capital resources are sufficient to fund our on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying consolidated financial statements.

As of December 31, 2023, our accumulated deficit was $355.2 million. We anticipate that we will continue to incur losses for at least the next several years. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Years Ended December 31,
	2023	2022
Cash, cash equivalents, and restricted cash, January 1	$46,032	$104,702
Net cash provided by (used in) operating activities	60,159	(79,883)
Net cash used in investing activities	(34,877)	(27,389)
Net cash (used in) provided by financing activities	(36,721)	48,602
Net (decrease) in cash, cash equivalents, and restricted cash	(11,439)	(58,670)
Cash, cash equivalents, and restricted cash, December 31	$34,593	$46,032

Operating Activities

The $140.0 million increase in net cash provided by operating activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to the $90.0 million upfront receipt upon the closing of the GSK License Agreement and the receipt of a $25.0 million performance-based development milestone under the GSK License Agreement, offset by the continued development costs associated with ibrexafungerp and SCY-247.

Net cash provided by operating activities of $60.2 million for the year ended December 31, 2023, primarily consisted of the $67.0 million net income adjusted for non-cash charges that included the loss on change in fair value of the warrant liabilities of $3.2 million, stock-based compensation expense of $2.6 million, accretion of investment discount of $1.3 million, the loss on change in fair value of the derivative liability of $0.2 million, and the amortization of debt issuance costs and discount of $3.0 million, plus a net unfavorable change in operating assets and liabilities of $30.6 million. The net unfavorable change in operating assets and liabilities was due to a net decrease in operating liabilities of $0.9 million and by a net increase of $31.5 million in operating assets. The net increase of $31.5 million in operating assets is primarily due to a $19.3 million increase in license agreement contract asset associated with the GSK License Agreement, an increase in license agreement receivable of $2.5 million, and an increase of $4.4 million in unbilled receivable due from GSK associated with the Binding MOU. The $0.9 million increase in operating liabilities was primarily due to an increase of $1.2 million in accounts payable and a decrease in accrued expenses, deferred revenue, other liabilities, and other of $0.3 million. The $0.3 million decrease in accrued expenses, deferred revenue, other liabilities, and other of $0.3 million was primarily due to the increase of deferred revenue of $3.9 million associated with GSK License Agreement and an increase of $1.8 million in accrued expenses primarily due to the $1.9 million increase for product recall, offset in part by a decrease of other liabilities of $5.8 million due to the Amplity deferred fees paid in February 2023.

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

Investing Activities

Net cash used in investing activities of $34.9 million for the year ended December 31, 2023, consisted of purchases of $85.5 million and maturities of $50.6 million in investments.

Net cash used in investing activities of $27.4 million for the year ended December 31, 2022, consisted of purchases of short-term investments.

Financing Activities

Net cash used in financing activities of $36.7 million for the year ended December 31, 2023, consisted primarily of the full repayment of the Loan Agreement with Hercules and SVBB in May 2023.

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

Future Cash Needs and Funding Requirements

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

Our future capital requirements will depend on many factors, including:

•
our ability to successfully achieve the development, regulatory, and commercial milestones under our GSK License Agreement;
•
the progress, costs, and the clinical and preclinical research and development of ibrexafungerp and SCY-247;
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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements for the year ended December 31, 2023, included in this Annual Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

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
•
Chargebacks – For certain entities, pricing on BREXAFEMME is extended below wholesaler list price. Entities that purchase BREXAFEMME from wholesalers at the lower program price then remit us the difference between their acquisition cost and the lower program price, resulting in a reduction of product revenue. Accounts receivable is reduced for the estimated amount of unprocessed chargeback claims attributable to sale.
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

We assessed the terms of the GSK License Agreement and identified the following performance obligations which include: (1) the license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, in the GSK Territory, (2) the research and development activities for the MARIO study, and (3) performance obligations for the remaining research and development activities for the ongoing clinical and preclinical studies of ibrexafungerp.

For the GSK License Agreement, we allocate the transaction price based on relative standalone selling prices of each of the performance obligations. We developed the estimated standalone selling price for the license using a Monte Carlo valuation analysis and for the research and development activities, we utilized the estimate of costs to be incurred to fulfill its obligations associated with the performance of the research and development activities, plus a reasonable margin. In developing this estimate for the license, we applied significant judgment in the determination of the significant assumptions relating to forecasted future cash flows and discount rates.

Product Recall

We establish reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. We estimate product returns from consumers and customers across distribution channels, utilizing third-party data and other assumptions, and these are recorded within gross-to-net expenses on our consolidated statement of operations. Additionally, we estimate costs for any additional fees, including but not limited to freight and destruction charges for returned products and costs incurred by third party vendors. These expenses are recorded within selling, general, and administrative expenses within our consolidated statement of operations as they are in excess of the initial revenue recognized. These estimates are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses. Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including inventory, accrued liabilities, net sales, gross profit, and net income (loss).

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

Stock-based compensation expense has been reported in our statements of operations as follows (dollars in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$873	$1,076
Selling, general and administrative	1,751	2,436
Total	$2,624	$3,512

On December 31, 2023, the aggregate intrinsic value of outstanding options to purchase shares of our common stock was $0.2 million, based upon the $2.23 closing sales price per share of our common stock as reported on the Nasdaq Global Market on that date.

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

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2023 and 2022 are set forth below:

Employee Stock Options	Years Ended December 31,
	2023	2022
Weighted average risk-free interest rate	3.98%	2.45%
Weighted average expected term (in years)	6.04	6.04
Weighted average expected volatility	74.77%	73.80%

Non-Employee Stock Options	Years Ended December 31,
	2023	2022
Weighted average risk-free interest rate	3.89%	3.18%
Weighted average expected term (in years)	5.50	5.63
Weighted average expected volatility	80.12%	74.20%

Warrant Liabilities

We account for the outstanding warrants associated with the March 2018, December 2020, and April 2022 public offerings as liabilities measured at fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model. We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities and utilize the remaining term of the warrant as the expected term. We estimate expected volatility using the historical volatility of our common stock given we have sufficient history to support the expected terms of the warrants and implied volatility. See Note 2 to our consolidated financial statements on this Annual Report for further details.

Convertible Debt and Derivative Liability

For the convertible note, we account for the bifurcated embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, as a long-term derivative liability in our consolidated balance sheet. The derivative liability is remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the consolidated statements of operations in other (income) expense. We used the binomial lattice valuation model to value the derivative liability at inception and on subsequent valuation dates. This model incorporates transaction details such as stock price, contractual terms, dividend yield, risk-free rate, adjusted equity volatility, credit rating, market credit spread, and estimated yield. See Note 2 to our consolidated financial statements on this Annual Report for further details.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SCYNEXIS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SCYNEXIS, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

License Agreement Revenue — Refer to Notes 1, 2 and 11 to the financial statements

Critical Audit Matter Description

On March 30, 2023, the Company entered into a license agreement (the “GSK License Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) Limited ("GSK"). Pursuant to the terms of the GSK License Agreement, the Company granted GSK an exclusive, royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties. The Company is also responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp. For the year ended December 31, 2023, the Company recognized $139.1 million of license agreement revenue related to the GSK License Agreement.

The Company is accounting for the GSK License Agreement in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606. In their accounting analysis, the Company identified distinct performance obligations, and therefore was required to estimate the transaction price upon the closing of the arrangement and allocate such amount to the respective distinct performance obligations based on their respective estimated standalone selling prices. Amounts allocated to the licenses were recognized at a point in time upon the transfer of such licenses and amounts allocated to the research and development activities were recognized over time using an input method as such services are performed.

We identified the initial accounting for the GSK License Agreement, as a critical audit matter, given the complexity involved with the identification of performance obligations and in the evaluation of whether the identified performance obligations were distinct. Auditing these conclusions involved especially subjective judgment and audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for license revenue recorded for the GSK License Agreement included the following, among others:

•
We evaluated management's significant accounting policies related to revenue recognition for the GSK License Agreement for reasonableness.
•
We obtained and read the contracts and other documents related to the GSK License Agreement.
•
With the assistance of professionals in our firm having expertise in the accounting treatment for revenue arrangements, we evaluated the Company's assessment of the accounting treatment for the GSK License Agreement, including the identification of distinct performance obligations.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the estimated standalone selling prices of each of the performance obligations by:
•
We evaluated the appropriateness of the valuation methodology used by management to estimate the standalone selling prices and tested the mathematical accuracy of the calculations.
•
We developed a range of independent estimates for discount rates and compared to those selected by management.
•
We assessed the reasonableness of management's forecasted future cash flows related to the license by inspecting evidence supporting the underlying assumptions and comparing to external market data and studies.
•
We assessed the reasonableness of management’s forecasted research and development activities by inspecting evidence supporting the internal cost estimates.

/s/ DELOITTE & TOUCHE LLP

Morristown, New Jersey

March 28, 2024

We have served as the Company's auditor since 2000.

SCYNEXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$34,050	$45,814
Short-term investments (See Note 3)	40,312	27,689
Prepaid expenses and other current assets (See Note 4)	5,548	2,503
License agreement receivable	2,463	—
License agreement contract asset	19,363	—
Accounts receivable, net	—	2,101
Inventory, net	—	899
Restricted cash	380	55
Total current assets	102,116	79,061
Investments (See Note 3)	23,594	—
Other assets	—	5,511
Deferred offering costs	175	73
Restricted cash	163	163
Intangible assets, net	—	408
Operating lease right-of-use asset (Note 9)	2,364	2,594
Total assets	$128,412	$87,810
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,149	$5,937
Accrued expenses (See Note 7)	7,495	5,628
Deferred revenue, current portion	1,189	—
Other liabilities, current portion (See Note 8)	—	5,771
Operating lease liability, current portion (Note 9)	340	282
Warrant liabilities	130	—
Total current liabilities	16,303	17,618
Deferred revenue	2,727	—
Warrant liabilities	21,680	18,644
Convertible debt and derivative liability (Note 8)	12,159	11,001
Loan payable (Note 8)	—	34,393
Operating lease liability (Note 9)	2,581	2,921
Total liabilities	55,450	84,577
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of December 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of December 31, 2023 and 2022; 37,207,799 and 32,682,342 shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively	40	36
Additional paid-in capital	428,169	425,485
Accumulated deficit	(355,247)	(422,288)
Total stockholders’ equity	72,962	3,233
Total liabilities and stockholders’ equity	$128,412	$87,810

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022
Revenue:
Product revenue, net	$1,044	$4,988
License agreement revenue	139,097	103
Total revenue	140,141	5,091
Operating expenses:
Cost of product revenue	15,624	628
Research and development	30,928	27,259
Selling, general and administrative	20,920	62,961
Total operating expenses	67,472	90,848
Income (loss) from operations	72,669	(85,757)
Other expense (income):
Amortization of debt issuance costs and discount	2,994	1,589
Interest income	(3,954)	(1,415)
Interest expense	3,130	5,198
Other income	—	(3)
Warrant liabilities fair value adjustment	3,166	(22,301)
Derivative liability fair value adjustment	154	(1,316)
Total other expense (income)	5,490	(18,248)
Income (loss) before taxes	67,179	(67,509)
Income tax (expense) benefit	(138)	4,700
Net income (loss)	$67,041	$(62,809)
Net income (loss) per share attributable to common stockholders – basic
Net income (loss) per share – basic	$1.40	$(1.47)
Net income (loss) per share attributable to common stockholders – diluted
Net income (loss) per share – diluted	$1.39	$(1.47)
Weighted average common shares outstanding – basic and diluted
Basic	47,852,833	42,613,510
Diluted	48,390,582	42,613,510

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances as of December 31, 2021	28,705,334	$32	$400,705	$(359,479)	$41,258
Net loss	—	—	—	(62,809)	(62,809)
Stock-based compensation expense	—	—	3,685	—	3,685
Common stock issued through employee stock purchase and stock option plans	6,834	—	18	—	18
Common stock issued, net of expenses	3,895,943	4	21,006	—	21,010
Common stock issued for vested restricted stock units	74,231	—	—	—	—
Vested Loan Agreement warrants	—	—	71	—	71
Balances as of December 31, 2022	32,682,342	$36	$425,485	$(422,288)	$3,233
Net income	—	—	—	67,041	67,041
Stock-based compensation expense	—	—	2,624	—	2,624
Common stock issued through employee stock purchase plan	28,896	—	42	—	42
Common stock issued, net of expenses	4,150,400	4	—	—	4
Common stock issued for vested restricted stock units	346,161	—	18	—	18
Balances as of December 31, 2023	37,207,799	$40	$428,169	$(355,247)	$72,962

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$67,041	$(62,809)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	580	606
Stock-based compensation expense	2,624	3,686
Accretion of investment discount	(1,340)	(309)
Amortization of debt issuance costs and discount	2,994	1,589
Change in fair value of warrant liabilities	3,166	(22,301)
Change in fair value of derivative liability	154	(1,316)
Noncash operating lease expense for right-of-use asset	230	207
Inventory impairment expense	14,577	—
Write off of deferred asset for commitment fees	514	—
Prepayment fee for loan payable payment	263	—
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	(2,971)	1,636
License agreement contract asset	(19,363)	—
License agreement receivable	(2,463)	—
Accounts receivable	2,101	(1,240)
Inventory	(8,849)	(436)
Accounts payable	1,172	(1,481)
Accrued expenses	1,866	(70)
Deferred revenue	3,916	—
Other liabilities and other	(6,053)	2,355
Net cash provided by (used in) operating activities	60,159	(79,883)
Cash flows from investing activities:
Purchase of intangible assets	—	(9)
Purchase of investments	(85,480)	(27,380)
Maturity of investments	50,603	—
Net cash used in investing activities	(34,877)	(27,389)
Cash flows from financing activities:
Proceeds from common stock issued	—	47,248
Payments of offering costs and underwriting discounts and commissions	(135)	(3,638)
Proceeds from loan payable	—	5,000
Payments of loan payable issuance costs	—	(26)
Payments of loan payable	(36,383)	—
Payment of loan payable prepayment fee	(263)	—
Proceeds from employee stock purchase plan issuances	42	18
Repurchase of shares to satisfy tax withholdings	18	—
Net cash (used in) provided by financing activities	(36,721)	48,602
Net (decrease) in cash, cash equivalents, and restricted cash	(11,439)	(58,670)
Cash, cash equivalents, and restricted cash at beginning of period	46,032	104,702
Cash, cash equivalents, and restricted cash at end of period	$34,593	$46,032
Supplemental cash flow information:
Cash paid for interest	$3,248	$5,190
Cash received for interest	$3,520	$1,106
Noncash financing and investing activities:
Deferred offering and issuance costs included in accounts payable	$40	$—
Deferred offering costs reclassified to additional paid-in capital	$73	$77
Reclass of warrant liability to additional paid in capital	$—	$71
Reclass of deferred asset associated with issuance of loan payable to debt discount	$—	$206

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, and is pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections. The Company is developing its proprietary class of enfumafungin-derived antifungal compounds (“fungerps") as broad-spectrum, systemic antifungal agents for multiple fungal indications. Ibrexafungerp is the first representative of this novel class of antifungals with additional assets from the “fungerp” family, including SCY-247, in preclinical stages of development. In June 2021, the U.S. Food and Drug Administration (“FDA”) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (“VVC”), also known as vaginal yeast infection. In December 2022, the Company announced that the FDA approved a second indication for BREXAFEMME for the reduction in the incidence of recurrent vulvovaginal candidiasis ("RVVC").

In March 2023, the Company entered into a license agreement (the "GSK License Agreement") with GlaxoSmithKline Intellectual Property (No. 3) Limited ("GSK") in which the Company granted GSK an exclusive (even as to the Company and its affiliates), royalty-bearing, sublicensable license for the development and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (See Note 11). The parties closed the transactions contemplated by the GSK License Agreement in May 2023 and the Company received an upfront payment of $90.0 million (See Note 11).

The Company was party to a Loan and Security Agreement, dated May 13, 2021, with Hercules Capital, Inc. ("Hercules Capital") and Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank) (“SVBB”) (the "Loan Agreement"), pursuant to which Hercules Capital, SVBB and each of the other lenders from time-to-time party to the Loan Agreement (collectively, the “Lenders”) loaned to the Company $35.0 million as of March 31, 2023. Upon receipt by the Company of the $90.0 million upfront payment from GSK in May 2023, all amounts payable under the Loan Agreement were fully paid (see Note 8).

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

The patient-level and clinical product recall has been initiated and the Company is working with an experienced vendor to manage the process. In September 2023, after the Company announced its voluntary clinical hold, the FDA concurred with the Company's voluntary hold and placed a clinical hold. The Company is working with the FDA to discuss paths for resolution of this issue. The clinical hold and recall affect the Company's two ongoing clinical studies: the Phase 3 MARIO study and a Phase 1 lactation study. The hold does not impact the recently completed FURI, CARES, VANQUISH and SCYNERGIA clinical studies, for which dosing is complete. The FDA determined that the compassionate use program for ibrexafungerp, which provides ibrexafungerp to patients with limited or no other treatment options, can continue provided the patient’s treating physician concludes a favorable benefit-risk assessment and the patient is made aware of and consents to the risk. This applies to patients currently in the program, as well as for new patients, pending confirmation of available supply. The Company's preclinical stage compound, SCY-247, is not affected by these developments.

On December 26, 2023, the Company and GSK entered into a binding memorandum of understanding ("Binding MOU") for amendment to the GSK License Agreement. The GSK License Agreement was amended in connection with the delay in the commercialization of BREXAFEMME and further clinical development of ibrexafungerp. See Note 11 for further details.

The Company had an accumulated deficit of $355.2 million at December 31, 2023. The Company's capital resources primarily comprised cash and cash equivalents and investments of $98.0 million at December 31, 2023. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying consolidated financial statements, the Company's liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; (4) its ability to successfully achieve the development, regulatory, and commercial milestones under its GSK License Agreement; and (5) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments include: revenue recognition including gross to net estimates and the identification of performance obligations in licensing arrangements; estimates for the relative standalone selling price and measure of progress under the input method for the GSK License Agreement; estimates for product recall reserves; determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimates and assumptions utilized in measuring the fair values of the warrant and derivative liabilities each reporting period.

2.
Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash on deposit, cash equivalents, investments, and accounts receivable. The Company's money market accounts (recognized as cash and cash equivalents) and investments are with what the Company believes to be high quality issuers. The Company has not experienced any significant losses in such accounts. See Note 11 for concentrations of credit risk associated with the Company’s accounts receivable and revenue with customers.

Cash and Cash Equivalents

The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents. The Company reported cash, cash equivalents, and restricted cash of $34.6 million and $46.0 million as of December 31, 2023 and 2022, respectively. See Note 9 for further details on the nature of the restricted cash.

Investments

The Company's held-to-maturity investments in corporate and agency bonds are carried at amortized cost and any premiums or discounts are amortized or accreted through the maturity date of the investment. Any impairment that is not deemed to be temporary is recognized in the period identified.

Accounts Receivable, Net

Accounts receivable are reported on the accompanying consolidated balance sheet at outstanding amounts due from customers for product sales net of discounts, chargebacks, and wholesaler distribution fees. The Company evaluates the collectability of accounts receivable on a regular basis, by reviewing the financial condition and payment history of its customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. An allowance for doubtful accounts is recorded when a receivable is deemed to be uncollectible. The Company did not record an allowance for doubtful accounts as of December 31, 2023 and 2022.

Allowance for Credit Losses

The Company reviews its held-to-maturity investments for credit losses on a collective basis by major security type and in line with the Company's investment policy. As of December 31, 2023, the Company's held-to-maturity investments were in corporate bonds, agency bonds, and U.S. government securities

, are highly rated, and the Company does not have a history of credit losses in these investments. The Company reviews the credit quality of its accounts receivables by monitoring the aging of its accounts receivable, the history of write offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company's accounts receivable are with customers that do not have a history of uncollectability nor a history of significantly aged accounts receivables. As of December 31, 2023, the Company did not recognize a credit loss allowance for its investments or accounts receivable.

Inventory, Net

Inventory is stated at the lower of cost or net realizable value. Inventory on the accompanying balance sheet includes costs related to the raw material, third party manufacturing, and packaging for BREXAFEMME. Raw material inventory includes the costs associated with the manufacture of ibrexafungerp, the active product ingredient in BREXAFEMME. Work in process inventory includes the costs necessary to package ibrexafungerp into BREXAFEMME, at which point the inventory is then released for commercial use and considered a finished good that is available to be sold. Inventory that is not expected to be sold within one year of the reporting period is classified as long term in other assets on the consolidated balance sheet. Prior to the regulatory approval of an investigational drug, the Company recognizes as research and development expense costs related to the manufacture of an investigational drug when incurred. Upon regulatory approval, the Company begins capitalizing such production and manufacturing expenses as inventory. For BREXAFEMME, capitalization of costs as inventory began upon regulatory approval on June 1, 2021. Inventory that is deemed to not be recoverable or is obsolete is written off as an impairment expense to its net realizable value in cost of product revenues in the accompanying consolidated statement of operations.

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
•
Product Returns – Generally, the Company's customers have the right to return products during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Since the Company has a limited history of BREXAFEMME returns, the Company estimated returns based on specific lot expiration dates and industry data for comparable products in the market. BREXAFEMME has a thirty-month shelf life.
•
Chargebacks – For certain entities, pricing on BREXAFEMME is extended below wholesaler list price. Entities that purchase BREXAFEMME from wholesalers at the lower program price then remit the Company the difference between their acquisition cost and the lower program price, resulting in a reduction of product revenue. Accounts receivable is reduced for the estimated amount of unprocessed chargeback claims attributable to sale.
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

Analyzing the license arrangements to identify performance obligations requires the use of judgment. In arrangements that include the sale or license of intellectual property and other promised services, the Company first identifies if the licenses are distinct from the other promises in the arrangement. For the license of intellectual property that is distinct, the Company recognizes revenue from consideration allocated to the license when the license is transferred and the customer is able to benefit from the license. If the license is not distinct, the license is combined with other services into a single performance obligation. Factors that are considered in evaluating whether a license is distinct from other promised services include, for example, whether the counterparty can benefit from the license without the promised service on its own or with other readily available resources and whether the promised service is expected to significantly modify or customize the intellectual property.

At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones and any related constraint, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect revenue in the period of adjustment.

In an arrangement with multiple performance obligations, the Company develops estimates and assumptions that require judgment to determine the underlying standalone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The estimation of the standalone selling price(s) include estimates regarding forecasted cash flows, discount rates, and estimates of costs to be incurred to fulfill its obligations associated with the performance of the research and development activities. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, license agreement revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price. The Company constrains variable consideration to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. The Company will recognize consideration related to sales-based milestone and royalties when the subsequent sales occur pursuant to the royalty exception under ASC 606 because the license is the predominant item to which the royalties or sales-based milestone relate.

Product Recall

The Company establishes reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. The Company estimates product returns from consumers and customers across distribution channels, utilizing third-party data and other assumptions, and these are recorded as a reduction to revenue on the Company’s consolidated statement of operations. Additionally, the Company estimates costs for any additional fees, including but not limited to freight and destruction charges for returned products and costs incurred by third party vendors. These expenses are recorded within selling, general, and administrative expenses within the Company’s consolidated statement of operations as they are in excess of the initial revenue recognized. These estimates are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses. Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including inventory, accrued liabilities, net sales, gross profit, and net income (loss). As of December 31, 2023, the Company recorded products recall reserves of $1.9 million, specifically for the voluntary recall of certain lots of BREXAFEMME. The Company reviews the product recall reserve for adequacy and adjusts the product recall accrual, if necessary, based on actual experience and estimated costs to be incurred.

Cost of Product Revenues

The cost of product revenues consists primarily of impairment expense, distribution, freight costs, royalty costs, and other manufacturing costs.

Warrant Liabilities

The Company accounts for the warrants associated with the March 2018 public offering, December 2020 public offering, and April 2022 public offering as liabilities measured at fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying consolidated statements of operations.

Loan Payable

The Company initially reviews loan payables to identify the units of account for recognition purposes. The Company identifies the units of account by identifying each freestanding financial instrument included in the debt arrangement. For freestanding equity-linked financial instruments that are not in the form of shares, liability classification is used if the instrument embodies an obligation to repurchase the Company’s shares that may require the use of cash or other assets or the instrument may require the issuance of a variable number of the Company’s shares with a monetary value that is predominately based on a fixed value, based on variations in variables other than the fair value of the Company’s stock, or based on variations inversely related to the fair value of the Company’s stock. The Company will then review for embedded features within the debt instrument to evaluate whether the embedded features require bifurcation from the debt host instrument. Embedded features typically include conversion or exchange features, redemption features, or other embedded features. The identified embedded feature is bifurcated from the debt host instrument if the criteria in ASC 815-15-25-1 are met. Debt arrangements are classified on the consolidated balance sheet as current if the obligation of the debt arrangement is reasonably expected to be liquidated within twelve months. As of December 31, 2022, the Company's loan payable is recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the additional warrants issued in conjunction with the loan payable. The Company's loan payable was fully repaid in May 2023. See Note 8 for further details.

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

Basic and Diluted Net Income (Loss) per Share of Common Stock

The Company calculates net income (loss) per common share in accordance with ASC 260, Earnings Per Share. Basic net income (loss) per common share for the years ended December 31, 2023 and 2022 was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net income (loss) per common share for the year ended December 31, 2023 includes the outstanding pre-funded warrants to purchase 7,516,267 and 3,200,000 shares of common stock issued in the April 2022 Public Offering and December 2020 public offering, respectively. The outstanding pre-funded warrants to purchase 11,666,667 and 3,200,000 shares of common stock issued in the April 2022 Public Offering and December 2020 public offering were included in year ended December 31, 2022, respectively. Diluted net income (loss) per common share for the years ended December 31, 2023 and 2022 was determined as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2023	2022
Net income (loss) allocated to common shares	$67,041	$(62,809)

Weighted average common shares outstanding – basic	47,852,833	42,613,510
Dilutive effect of restricted stock units	537,749	—
Weighted average common shares outstanding – diluted	48,390,582	42,613,510

Net income (loss) per share – diluted	$1.39	$(1.47)

The following potentially dilutive shares of common stock and outstanding restricted stock units that contain certain performance contingencies have not been included in the computation of diluted net income (loss) per share for the years ended December 31, 2023 and 2022, as the result would be anti-dilutive or the performance contingencies have not been met:

	Years Ended December 31,
	2023	2022
Outstanding stock options	1,867,795	1,740,308
Outstanding restricted stock units	400,000	633,270
Warrants to purchase common stock associated with March 2018 public offering - Series 2	—	798,810
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	15,000,000
Common stock associated with the March 2019 Notes	1,138,200	1,138,200
Warrants to purchase common stock associated with Loan Agreement	198,811	198,811
Warrants to purchase common stock associated with Danforth	50,000	50,000
Total	25,454,806	26,359,399

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company views its operations and manages its business as one operating segment. The material assets of the Company were held in the United States for the years ended December 31, 2023 and 2022. In July 2019, the Company incorporated SCYNEXIS Pacific Pty Ltd, a wholly-owned subsidiary, in Sydney, Australia, for the initial purpose of conducting certain clinical trials and other research and development activities.

Although all operations are primarily based in the United States, the Company generated a portion of its revenue from the license agreements with GSK and Hansoh located outside of the United States for the years ended December 31, 2023 and 2022. All sales, including sales outside of the United States, are denominated in United States dollars.

Reclassification of Prior Year Amounts

Certain prior year amounts within the changes in operating assets and liabilities on the consolidated statement of cash flows have been reclassified for consistency with the current year presentation.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which revised the effective dates for ASU 2016-13 for public business entities that meet the SEC definition of a smaller reporting company to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023 and the adoption did not materially impact the consolidated financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which introduced new guidance on disclosures for reportable segments and significant segment expenses, including for entities with a single reportable segment. This guidance is effective for the Company for annual reporting periods beginning January 1, 2024 and interim periods beginning January 1, 2025. As a smaller reporting company, the Company is currently evaluating the impact ASU 2023-07 will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which introduced new guidance on disclosures for income taxes, including enhancements to the rate reconciliation and income taxes paid disclosures. This guidance is effective for the Company for annual reporting periods beginning January 1, 2025. As a smaller reporting company, the Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statements.

3.
Investments

Investments consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2023
Maturities < 1 Year
Corporate bonds	$35,286	$25	$(13)	$35,298
Agency bonds	5,026	6	—	5,032
Total short-term investments	$40,312	$31	$(13)	$40,330

Maturities > 1 Year
Corporate bonds	$23,594	$143	$(9)	$23,728
Total investments	$23,594	$143	$(9)	$23,728

As of December 31, 2022
Maturities < 1 Year
U.S. government securities	$27,689	$—	$(160)	$27,529
Total short-term investments	$27,689	$—	$(160)	$27,529

The Company carries investments at amortized cost. The fair value of the corporate and agency bonds and the U.S government securities is determined based on “Level 2” inputs, which consist of quoted prices for similar assets in active markets. The Company has evaluated the unrealized loss position in the corporate and agency bonds and the U.S. government securities as of the balance sheet dates and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid research and development services	$196	$635
Prepaid insurance	264	622
Other prepaid expenses	182	1,184
Other current assets	4,906	62
Total prepaid expenses and other current assets	$5,548	$2,503

5.
Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$—	$5,093
Work in process	—	610
Finished goods	—	24
Total inventory, net	$—	$5,727

As of December 31, 2022, the Company’s inventory consisted of $4.9 million of raw materials that are not expected to be sold in one year. As of December 31, 2022, the raw materials that are not expected to be sold in one year is classified as long term within other assets on the accompanying consolidated balance sheet.

In September 2023, the Company announced after becoming aware of a risk of potential cross-contamination during the manufacture of ibrexafungerp, the Company was recalling BREXAFEMME from the market and placing a temporary hold on clinical studies of ibrexafungerp. In December 2023, the Company and GSK entered into a Binding MOU for amendment to the GSK License Agreement. The GSK License Agreement was being amended in connection with the delay in the commercialization of BREXAFEMME and further clinical development of ibrexafungerp associated with this event.

In evaluating the recoverability of the Company's raw material inventory on hand as of December 31, 2023 given the product recall and Binding MOU, the Company considered the likelihood that revenue will be obtained from the future sale of the related inventory, discussions with regulatory agencies, and other information currently available to the Company. For the year ended December 31, 2023, the Company recognized an impairment loss on the recoverability of its raw material inventory of approximately $14.6 million given the Company does not believe the inventory can be sold for commercial or development activities. The $14.6 million impairment loss has been recognized in cost of product revenue in the accompanying statement of operations.

6.
Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2023	2022
Intangible assets	$1,282	$1,282
Less: accumulated amortization	(1,282)	(874)
Total intangible assets, net	$—	$408

For the years ended December 31, 2023 and 2022, the Company recognized $0.4 million and $0.7 million in amortization expense, respectively. Intangible assets consist primarily of software implementation costs purchased in 2021.

7.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued research and development expenses	$2,830	$786
Accrued employee bonus compensation	1,692	1,628
Other accrued expenses	940	1,313
Accrued severance	11	688
Accrued co-pay rebates	—	595
Accrued other rebates	89	618
Accrued product recall	1,933	—
Total accrued expenses	$7,495	$5,628

8.
Borrowings

Loan Agreement

On May 13, 2021 (the “Closing Date”), the Company entered into the Loan Agreement with Hercules and SVBB for an aggregate principal amount of $60.0 million (the “Term Loan”). Pursuant to the Loan Agreement, the Term Loan was available to the Company in four tranches, subject to certain terms and conditions.

In connection with the entering into of the GSK License Agreement, the Company entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to which the Lenders consented to the Company entering into the GSK License Agreement and the Company agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under the Loan Agreement ($262,500), (iii) the final payment payable under the Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. Upon receipt by the Company of the $90.0 million upfront payment from GSK in May 2023, all amounts payable under the Loan Agreement were fully paid. In connection with the repayment of those amounts due, in May 2023, the Company and the Lenders executed a payoff letter confirming the amounts due under the Loan Agreement, and the Company’s confirmation that the Loan Agreement was terminated. During the year ended December 31, 2023, the Company recognized $1.9 million in amortization for the remaining debt issuance costs and discount associated with the loan payable with Hercules and SVBB which was fully paid in May 2023.

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

As of December 31, 2023 and 2022, the Company’s March 2019 Notes consists of the convertible debt balance of $12.0 million and $11.0 million and the bifurcated embedded conversion option derivative liability of $0.2 million and $42,000, respectively. In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock. For the years ended December 31, 2023 and 2022, the Company recognized an expense of $0.2 million and a gain of $1.3 million on the fair value adjustment for the derivative liability. For the years ended December 31, 2023 and 2022, the Company recognized $1.0 million and $0.7 million, respectively, in amortization of debt issuance costs and discount, related to the March 2019 Notes.

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At December 31, 2023 and 2022, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $12.7 million and $10.8 million, respectively.

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

	Years Ended December 31,
	2023	2022
Operating lease cost	$664	$664
Variable lease cost	188	49
Total operating lease expense	$852	$713

Cash paid for amounts included in the measurement of operating lease liability	$715	$527

	December 31, 2023	December 31, 2022
Remaining Lease term (years)	5.59	6.59
Discount rate	15%	15%

Future minimum lease payments for all operating leases as of December 31, 2023 are as follows (in thousands):

December 31, 2023
2024	730
2025	744
2026	759
2027	774
2028	790
Thereafter	466
Total	$4,263

The presentation of the operating lease liability as of December 31, 2023 is as follows (in thousands):

December 31, 2023
Present value of future minimum lease payments	$2,921

Operating lease liability, current portion	$340
Operating lease liability, long-term portion	2,581
Total operating lease liability	$2,921

Difference between future minimum lease payments and discounted cash flows	$1,342

License Arrangements with Potential Future Expenditures

As of December 31, 2023, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company. Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 2 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

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

10.
Stockholders’ Equity

Authorized, Issued, and Outstanding Common Shares

The Company’s authorized common stock has a par value of $0.001 per share and consists of 150,000,000 shares as of December 31, 2023 and 2022; 37,207,799 and 32,682,342 shares were issued and outstanding at December 31, 2023 and 2022, respectively.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2023	2022
Outstanding stock options	1,867,795	1,740,308
Outstanding restricted stock units	1,886,374	633,270
Warrants to purchase common stock associated with March 2018 public offering - Series 2	—	798,810
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000
Prefunded warrants to purchase common stock associated with December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	15,000,000
Prefunded warrants to purchase common stock associated with April 2022 Public Offering	7,516,267	11,666,667
Warrants to purchase common stock associated with Loan Agreement	198,811	198,811
Warrants to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance under 2014 Plan (Note 13)	848,202	712,020
For possible future issuance under employee stock purchase plan	1,474,045	—
For possible future issuance under 2015 Plan (Note 13)	633,590	550,964
Total common shares reserved for future issuance	40,613,284	42,489,050

Liquidation Rights

In the event of any liquidation or dissolution of the Company, the holders of the common stock are entitled to the remaining assets of the Company legally available for distribution.

Dividends and Voting Rights

The holders of the common stock are entitled to receive dividends if and when declared by the Company.

Preferred Stock

On May 7, 2014, the Company amended and restated its articles of incorporation relating to its approved capital structure. The Company’s board of directors has authorized the Company, subject to limitations prescribed by Delaware law, to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The Company’s board of directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders. The Company’s board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. There were no shares of preferred stock issued and outstanding as of December 31, 2023 and 2022.

Common Stock Purchase Agreement and Sales Agreements

On April 10, 2020, the Company entered into the Common Stock Purchase Agreement with Aspire Capital (the “Common Stock Purchase Agreement”) pursuant to which the Company had the right to sell to Aspire Capital from time to time in its sole discretion up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. The Common Stock Purchase Agreement expired in October 2022. During the year ended December 31, 2022, the Company sold 425,000 shares of its common stock under the Common Stock Purchase Agreement for gross proceeds of $1.6 million.

During the years ended December 31, 2023, and 2022, the Company sold zero and 137,610 shares of its common stock and received net proceeds of zero and $0.7 million, respectively, under the Controlled Equity OfferingSM Sales Agreements with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co. Inc. (the “Sales Agreements”).

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

The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation for the years ended December 31, 2023 and 2022 given their nominal exercise price. For the years ended December 31, 2023 and 2022, 4,150,400 and zero of the prefunded warrants from the April 2022 Public Offering were exercised for total proceeds of $4,150 and zero, respectively.

December 2020 Public Offering Warrants

On December 17, 2020, the Company completed a public offering (the “December 2020 Public Offering”) of its common stock and warrants pursuant to the Company’s effective shelf registration. The Company sold an aggregate of (a) 8,340,000 shares of the Company’s common stock, par value $0.001 per share, (b) prefunded warrants, in lieu of common stock, to purchase 5,260,000 shares of the Company’s common stock, par value $0.001 per share, and (c) two series of warrants, which will accompany the common stock or prefunded warrants, to purchase up to an aggregate of 13,600,000 shares of the Company’s common stock. The Series 1 warrants expired in December 2021 and there were 6,800,000 of the Series 2 warrants outstanding as of December 31, 2023 and 2022. The outstanding prefunded warrants as of December 31, 2023 and 2022 entitle the holders to purchase up to 3,200,000 shares of common stock and have an unlimited term and an exercise price of $0.001 per share.

The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation for the years ended December 31, 2023 and 2022 given their nominal exercise price.

The Series 2 warrants have a three-and-a-half-year term and an exercise price of $8.25 per share. There is not expected to be any trading market for the prefunded warrants or the Series 2 warrants issued in the offering. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership. The Series 2 warrants that accompany the prefunded warrants have an additional provision, if certain beneficial ownership limitations are met, entitling the holder thereof to purchase a prefunded warrant rather than a share of common stock at the warrant exercise price less the exercise price of the prefunded warrant purchased. The price to the public in the offering was $6.25 per share of common stock and accompanying warrants, or in the case of prefunded warrants, $6.249 per prefunded warrant and accompanying warrants.

Public Offering Warrant Liabilities

The outstanding warrants associated with the March 2018 and December 2020 public offerings contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying consolidated statements of operations. The outstanding warrants associated with the April 2022 Public Offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the warrants do not qualify under the indexation guidance. As a result, the April 2022 Public Offering warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model. During the year ended December 31, 2023 and 2022, the Company recognized a loss of $3.2 million and a gain $22.3 million, respectively, due to the change in fair value of the warrant liabilities. Issuance costs of $1.7 million initially allocated to the April 2022 Public Offering warrant liabilities were written off upon settlement and were recognized in the gain on the fair value adjustment for the warrant liabilities for the year ended December 31, 2022. As of December 31, 2023 and 2022, the fair value of the warrant liabilities were $21.8 million and $18.6 million, respectively.

Warrant Associated with Danforth Advisors

Pursuant to a consulting agreement with Danforth Advisors (“Danforth”) entered into in November 2021, the Company issued to Danforth a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $5.50 per share. The warrant will expire five years from the date of the grant.

11.
Revenue

Product Revenue, Net

Net product revenue was $1.0 million and $5.0 million for the years ended December 31, 2023 and 2022, respectively. Products are sold primarily to wholesalers and specialty pharmacies. Revenue is reduced from wholesaler list price at the time of recognition for expected chargebacks, rebates, discounts, incentives, and returns, which are referred to as gross to net (“GTN”) adjustments. These reductions are currently attributed to various commercial arrangements. Chargebacks and discounts are recognized as a reduction in accounts receivable or as accrued expenses based on their nature and settled through the issuance of credits to the customer or through cash payments to the customer, respectively. All other returns, rebates, and incentives are reflected as accrued expenses and settled through cash payments to the customer. Three wholesalers comprised 44%, 28%, and 26% of the Company’s gross revenue for the year ended December 31, 2023, and 45%, 28%, and 21% of the Company’s gross revenue for the year ended December 31, 2022.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories as of December 31, 2023 and 2022 (in thousands):

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Product Recall (4)	Total
Balance as of December 31, 2021	$249	$21	$1,110	$—	$1,380
Provision related to current period revenue	1,493	52	3,916	—	5,461
Changes in estimate related to prior period revenue	—	—	—	—	—
Credit/payments	(1,487)	—	(3,813)	—	(5,300)
Balance as of December 31, 2022	$255	$73	$1,213	$—	$1,541

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Product Recall (4)	Total
Balance as of December 31, 2022	$255	$73	$1,213	$—	$1,541
Provision related to current period revenue	1,256	307	1,320	3,057	5,940
Changes in estimate related to prior period revenue	(11)	1,185	(86)	—	1,088
Credit/payments	(1,500)	(1,529)	(2,358)	(1,125)	(6,512)
Balance as of December 31, 2023	$—	$36	$89	$1,932	$2,057

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

(4)
Provisions for product recall are deducted from gross revenues to the extent of revenue recorded related to the recalled product and are included in accrued expenses on the Company’s consolidated balance sheet.

GSK License Agreement

On March 30, 2023, the Company entered into the GSK License Agreement. Pursuant to the terms of the GSK License Agreement, the Company granted GSK an exclusive (even as to the Company and its affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (the “GSK Territory”). If the existing licenses granted to or agreements with third parties are terminated with respect to any country, GSK will have an exclusive first right to negotiate with the Company to add those additional countries to the GSK Territory. The parties closed the transactions contemplated by the GSK License Agreement in May 2023.

The Company retains rights to all other assets, with GSK receiving a right of first negotiation (“ROFN”) to any other enfumafungin-derived compounds or products that the Company may control. Under the terms of the original GSK License Agreement, the Company received a nonrefundable upfront payment of $90 million in May 2023. The Company was initially also eligible to receive potential:

•
regulatory approval milestone payments of up to $70 million;
•
commercial milestone payments of up to $115 million based on first commercial sale in invasive candidiasis (U.S./EU); and
•
and sales milestone payments of up to $242.5 million based on annual net sales, with a total of $77.5 million to be paid upon achievement of multiple thresholds up through $200 million; a total of $65 million to be paid upon achievement of multiple thresholds between $300 million and $500 million; and $50 million to be paid at each threshold of $750 million and $1 billion.

As previously disclosed, the Company became aware that a non-antibacterial beta-lactam drug substance was manufactured using equipment common to the manufacturing process for ibrexafungerp. Current FDA draft guidance recommends segregating the manufacture of non-antibacterial beta-lactam compounds from other compounds since beta-lactam compounds have the potential to act as sensitizing agents that may trigger hypersensitivity or an allergic reaction in some people. In the absence of the recommended segregation, there is a risk of cross contamination. It is not known whether any ibrexafungerp has been contaminated with a beta-lactam compound. Nonetheless, in light of this risk and out of an abundance of caution, BREXAFEMME (ibrexafungerp tablets) was recalled from the market and clinical studies of ibrexafungerp were placed on temporary hold.

On December 26, 2023, the Company and GSK entered into a binding memorandum of understanding ("Binding MOU") for amendment to the GSK License Agreement. The GSK License Agreement was amended in connection with the delay in the commercialization of BREXAFEMME and further clinical development of ibrexafungerp associated with this event. Under the terms of the updated GSK License Agreement, as amended by Binding MOU, the Company is now eligible to receive potential:

•
regulatory approval milestone payments of up to $49 million (revised from up to $70 million as provided in the GSK License Agreement);
•
commercial milestone payments of up to $57.5 million based on first commercial sale in invasive candidiasis (U.S./EU) (revised from up to $115 million as provided in the GSK License Agreement); and
•
and sales milestone payments of up to $179.5 / $169.75 / $145.5 million (depending on the date of GSK’s relaunch of BREXAFEMME in the U.S.) (revised from up to $242.5 million as provided in the GSK License Agreement).

These milestones are based on annual net sales in the GSK Territory, with a total of $64 / $54.25 / $46.5 million to be paid upon achievement of multiple sales thresholds up through $200 million; a total of $45.5 / $45.5 / $39 million to be paid upon achievement of multiple sales thresholds between $300 million and $500 million; and $35 / $35 / $30 million to be paid at each sales threshold of $750 million and $1 billion.

The Company will continue to be responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp but will have the potential to receive up to $72.35 million in development milestones (revised from up to $75.5 million as provided in the GSK License Agreement), which comprise: $25 million already paid; $10 million for the delivery to GSK of final clinical study reports for the completed FURI, CARES, and NATURE clinical studies; up to $30 million for the achievement of two interim milestones associated with the Company's resumption and continued performance of the MARIO Study after the clinical hold is lifted; and $7.35 million for the successful completion of the MARIO Study.

In the case of each of the above milestones, such milestone events are defined in the GSK License Agreement, as amended by the Binding MOU. GSK will also pay royalties based on cumulative annual sales to us in the mid-single digit to mid-teen range. The royalty terms are not amended by the Binding MOU.

These royalty rates are subject to reduction, including in the event of third-party licenses, entry of a generic product, or the expiration of licensed patents. A joint development committee was established between GSK and the Company to coordinate and review ongoing development activities of ibrexafungerp. Unless earlier terminated, the GSK License Agreement will expire on a product-by-product and country-by-country basis at the end of the royalty term for such product in such country. The Company has the right to terminate the GSK License Agreement upon an uncured material breach by, or bankruptcy of, GSK. GSK has the right to terminate the GSK License Agreement at any time for convenience in its entirety or on a product-by-product and country-by-country basis, upon an uncured material breach by, or bankruptcy of, the Company, or for safety reasons.

The Company evaluated the GSK License Agreement in accordance with ASC 606 as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The Company assessed the terms of the GSK License Agreement and identified the following performance obligations which include: (1) the license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, in the GSK Territory, (2) the research and development activities for the MARIO study, and (3) performance obligations for the remaining research and development activities for the ongoing clinical and preclinical studies of ibrexafungerp. For the years ended December 31, 2023 and 2022, the Company's product revenue, net comprised of sales of BREXAFEMME that the Company sold as principal given it maintains control of BREXAFEMME product until delivery to its wholesalers at which point control is transferred.

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

The total transaction price was $136.1 million as of June 30, 2023, which included the initial payment of $90.0 million and $45.0 million in success-based development milestones. Given the uncertain nature of these payments, the remaining potential development, regulatory, and commercial milestone payments from the GSK License Agreement are not included in the transaction price as they were determined to be fully constrained under ASC 606. The Company allocated the $136.1 million transaction price based on relative standalone selling prices of each of the performance obligations as $130.1 million for the license, $4.8 million for the research and development activities for the MARIO study and $1.2 million for the remaining ongoing clinical and preclinical studies of ibrexafungerp. The Company developed the estimated standalone selling price for the license using a Monte Carlo valuation analysis and for the research and development activities, the Company's utilized the estimate of costs to be incurred to fulfill its obligations associated with the performance of the research and development activities, plus a reasonable margin. In developing this estimate for the license, the Company applied significant judgment in the determination of the significant assumptions relating to forecasted future cash flows and discount rates. As of June 30, 2023, the Company provided all necessary information to GSK for it to benefit from the license under the license term. Accordingly, the Company recognized $130.1 million in license agreement revenue at a point in time upon the transfer of the license to GSK as of June 30, 2023.

For the year ended December 31, 2023, the Company recognized $139.0 million in license agreement revenue. As of December 31, 2023, the Company recognized a $19.3 million contract asset associated with the success-based milestones associated with the ongoing clinical studies of ibrexafungerp. The Company believes that the $19.3 million contract asset is collectible given the Company's probability assessment of achieving the milestones as defined in the GSK License Agreement, ongoing development activities, and other information available to the Company. The Company reassessed the transaction price as of December 31, 2023, including estimated variable consideration included in the transaction price and the remaining milestones continued to be constrained.

The Company recognized the revenue associated with the MARIO study and the remaining ongoing clinical and preclinical studies of ibrexafungerp over time using an input method. The input method is based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the Company’s performance in transferring control of the services promised to GSK and represents the Company’s best estimate of the period of the obligation. For the year ended December 31, 2023, the Company recognized $1.7 million of license agreement revenue from the research and development activities associated with the MARIO study and the remaining ongoing clinical and preclinical studies of ibrexafungerp. As of December 31, 2023, there is $1.2 million and $2.7 million of current and long-term deferred revenue, respectively, which is expected to be recognized by the end of 2025.

The Binding MOU was considered to represent a contract modification pursuant to ASC 606. As a result, the Company recorded $4.4 million that was included in license agreement revenue for the year ended December 31, 2023. The $4.4 million was recognized as an unbilled receivable as of December 31, 2023 and included in prepaid expenses and other current assets in the consolidated balance sheets.

Until the product recall, the Company continued to sell BREXAFEMME in the GSK Territory. The Company was the principal for these transactions under ASC 606 as the Company maintained control of the BREXAFEMME inventory that was then sold to its customers.

Hansoh License Agreement

In February 2021, the Company entered into an Exclusive License and Collaboration Agreement (the “Hansoh License Agreement”) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, “Hansoh”), pursuant to which the Company granted to Hansoh an exclusive license to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan (the “Territory”). The Company also granted to Hansoh a non-exclusive license to manufacture ibrexafungerp solely for development and commercialization in the Territory. Under the terms of the Hansoh License Agreement, Hansoh shall be responsible for the development, regulatory approval and commercialization of ibrexafungerp in the Territory.

Pursuant to the terms of the Hansoh License Agreement, the Company received as consideration for the licenses a nonrefundable upfront cash payment of $10.0 million and is entitled to an additional payment that was payable upon the transfer of certain data related to the manufacturing license. In addition, the Company will also be eligible to receive up to $110.0 million in potential development and commercial milestones. In addition, during the term of the licensing agreement, the Company is entitled to low double-digit royalties on net product sales. The obligation to pay royalties with respect to sales in a specified region will continue until the later of the date of expiration of all intellectual property and regulatory exclusivity for the product in the region and ten years from the first commercial sale, unless earlier terminated by Hansoh with advanced notice for convenience or under other specified circumstances. The Company is also eligible to receive a milestone related to the successful completion of a manufacturing batch by Hansoh.

The Company evaluated the Hansoh License Agreement and concluded that it was subject to ASC 606 as the Company viewed the Hansoh License Agreement as a contract with a customer as the activities were central to its business operations. As such, the Company assessed the terms of the Hansoh License Agreement and identified one performance obligation for the licenses to research, develop, manufacture and commercialize ibrexafungerp in the Territory, including the underlying know-how related to such licenses. The Company also evaluated options for additional goods and services included in the Hansoh License Agreement related to (1) optional technical assistance related to development, regulatory or manufacturing activities and (2) a supply agreement for ibrexafungerp. Such options for additional goods or services were not considered to contain material rights as pricing approximated standalone selling prices and therefore the Company concluded that such options did not represent performance obligations and will be accounted for as separate transactions if and when they occur in the future.

The Company determined that the transaction price of $12.1 million included the fixed upfront cash payment of $10.0 million, an additional amount that was payable upon the transfer of certain data related to the manufacturing license, and $1.1 million related to withholding tax obligations that Hansoh remitted on behalf of the Company. The remaining amounts related to the successful completion of a manufacturing batch by Hansoh and potential development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of December 31, 2023 and 2022. Potential commercial milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The transaction price was recorded in revenue during the year ended December 31, 2021 at a point in time upon control of the license transferring to Hansoh. The Company will reevaluate the transaction price at the end of each reporting period as uncertain events or resolved, or as other changes in circumstances occur.

Additionally, pursuant to the Hansoh License Agreement, both the Company and Hansoh agreed to make reasonable efforts to account for applicable taxes, fees, duties, levies, or similar amounts imposed on net income, franchise taxes and profits arising directly or indirectly from the activities of the Hansoh License Agreement. To the extent Hansoh is required by applicable laws to withhold or deduct any tax on any payment to the Company, Hansoh agreed to make certain increases on payments to the Company to ensure that the Company receives a sum equal to what the Company would have received had there been no deduction or withholding. As a result, the Company has recorded revenue and tax withholding expense primarily associated with the up-front payment received by the Company on a gross basis.

Cypralis and Waterstone License Agreements

In July 2016, the Company entered into an asset purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the asset purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized. For the years ended December 31, 2023 and 2022, there was no revenue recognized associated with this agreement given the variable consideration associated with the sale of intellectual property to Cypralis was fully constrained as of December 31, 2023. Additionally, in October 2014 the Company entered into a license agreement with Waterstone Pharmaceutical HK Limited (or “Waterstone”) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds. The Company is entitled to receive potential milestones and royalties from Waterstone; however, there was no revenue recognized by the Company in 2023 and 2022 associated with this agreement given the variable consideration was fully constrained as of December 31, 2023 and 2022.

12.
Income Taxes

The Company’s consolidated financial statements include a total tax expense of $0.1 million and a tax benefit of $4.7 million on income before taxes of $67.2 million and a loss before taxes of $67.5 million for the years ended December 31, 2023 and 2022, respectively. The income tax expense (benefit) consisted of the following (dollars in thousands):

	Years Ended December 31,
	2023	2022
Current expense (benefit)
U.S.	$138	$(4,700)
Non-U.S	—	—
Total current expense (benefit)	$138	$(4,700)

Reconciliations of the differences between the expense and benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (dollars in thousands):

	2023		2022
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Income taxes from continuing operations at statutory rate	$14,108	(21.0)%	$(13,176)	21.0%
State income taxes	406	(0.6)%	(319)	0.5%
State effect of permanent items	33	—	(114)	0.2%
Stock-based compensation	(26)	—	123	(0.2)%
Deferred rate change	1,839	(2.7)%	379	(0.6)%
Warrants issuance	697	(1.0)%	(4,960)	7.9%
Expiring NOLs and credits	26,355	(39.2)%	—	—
Other	390	(0.6)%	713	(1.2)%
NOL sale	—	—	237	(0.4)%
R&D credit adjustment	(750)	1.1%	—	—
Increase in valuation allowance	(42,914)	63.9%	12,417	(19.8)%
Total income tax expense (benefit)	$138	(0.1)%	$(4,700)	7.4%

The components of deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Noncurrent deferred tax assets (liabilities)
Accrued expenses	$75	$578
Stock-based compensation	2,834	2,675
Lease liability	631	689
Other	9,607	4,398
Net operating loss carryforwards	46,437	88,363
Research and development credits	1,044	6,839
Total deferred tax assets	60,628	103,542
Valuation allowances	(60,628)	(103,542)
Net deferred tax assets	$—	$—

As of December 31, 2023 and 2022, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $205.7 million and $405.0 million, respectively, and state and net operating loss carryforwards of approximately $141.2 million and $116.8 million, respectively. The Company’s state and net operating loss carryforwards began to expire in 2019. As of December 31, 2023, the Company had available federal research and development credit carryforwards of $1.0 million which began to expire in 2022.

We completed a Section 382 study of transactions in our stock through December 31, 2023 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Code will result in limitations on our ability to use certain pre-ownership change NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our consolidated financial statements are limited and the related amounts have been updated. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.

The New Jersey Technology Business Tax Certificate Transfer (NOL) program, administered by the New Jersey Economic Development Authority, enables approved biotechnology companies to sell their unused net operating losses (“NOLs”) and research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey (“NJ”) up to a maximum lifetime benefit of $20.0 million per business. As of December 31, 2022, the Company has received approximately $18.8 million under the program. In February 2022, the Company received a cash receipt of $4.7 million from the sale of its NJ state NOLs. The Company recognized an income tax benefit of $4.7 million for the year ended December 31, 2022 in the consolidated statement of operations.

On December 22, 2017, the “Tax Cuts and Jobs Act” was signed into law. The tax reform has the following effects on the Company: (1) permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, (2) allows temporary 100% expensing for certain business assets and property placed in service after September 27, 2018 and before January 1, 2023, (3) disallows NOL carrybacks but allows for the indefinite carryforward of those NOLs which applies to losses arising in tax years beginning after December 31, 2018 and, (4) limits NOL deductions for each year equal to the lesser of the available carryover or 80% of a taxpayer’s pre-NOL deduction taxable income. This applies to losses arising in tax years ending on or after December 31, 2017. As of December 31, 2023 and 2022, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

All tax years remain open to examination by U.S. federal and state income tax authorities because the Company has incurred cumulative net operating losses since inception.

The Company applies ASC 740-10-25-5, Income Taxes, formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as amended, on January 1, 2009. The difference between the tax benefit recognized in the financial statements and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Unrecognized tax benefit—January 1	$436	$436
Additions for tax positions of current period	—	—
Additions for tax positions of prior periods	—	—
Deferred rate change	(75)	—
Unrecognized tax benefit—December 31	$361	$436

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

2014 Equity Incentive Plan

In February 2014, the Company’s board of directors adopted the 2014 Equity Incentive Plan (“2014 Plan”), which was subsequently ratified by its stockholders and became effective on May 2, 2014 (the “Effective Date”). The 2014 Plan, as amended on June 18, 2014, February 25, 2015, and July 2023, is the successor to and continuation of the 2009 Stock Option Plan. As of the Effective Date, no additional awards will be granted under the 2009 Stock Option Plan, but all stock awards granted under the 2009 Stock Option Plan prior to the Effective Date will remain subject to the terms of the 2009 Stock Option Plan. All awards granted on and after the Effective Date will be subject to the terms of the 2014 Plan. The 2014 Plan provides for the grant of the following awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. Employees, directors, and consultants are eligible to receive awards. Options granted under the plan generally vest over three to four years and expire in 10 years from the date of grant.

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

Pursuant to the terms of the 2014 Plan, on January 1, 2023 and 2022, the Company automatically added 1,901,960 and 1,148,213 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of December 31, 2023, there were 848,202 shares of common stock available for future issuance under the 2014 Plan.

2015 Inducement Plan

On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan (“2015 Plan”). The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule 5635I(4). The 2015 Plan had an initial share reserve covering 45,000 shares of common stock. On June 9, 2019, April 30, 2021, and October 18, 2022, the Company’s board of directors amended the 2015 Plan, and the initial share reserve for the 2015 Plan was increased from 45,000 to 90,000, from 90,000 to 500,000, and from 500,000 to 900,000 shares of common stock, respectively. During the years ended December 31, 2023 and 2022, there were zero and 279,000 granted options of the Company’s common stock under the 2015 Plan, respectively. As of December 31, 2023 and 2022, there were 633,590 and 550,964 shares of common stock available for future issuance under the 2015 Plan, respectively.

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

The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable rather than for use in estimating the fair value of stock options subject to vesting and transferability restrictions. Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted during 2023 and 2022 was $1.29 and $2.47 per option, respectively. The aggregate fair value of options granted during 2023 and 2022 was $0.4 million and $2.1 million, respectively. The assumptions used to estimate fair value and the resulting grant date fair values are as follows:

	Employees		Non-employee
	Years Ended December 31,		Years Ended December 31,
	2023	2022	2023	2022
Weighted average expected volatility	74.77%	73.80%	80.12%	74.20%
Weighted average risk-free interest rate	3.98%	2.45%	3.89%	3.18%
Weighted average expected term (in years)	6.04	6.04	5.50	5.63

The activity for the 2009 Plan, 2014 Plan and 2015 Plan for the years ended December 31, 2023 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2022	1,740,308	$12.21	6.16	$—
Granted	303,000	$1.87
Forfeited/expired	(175,513)	$10.21
Outstanding — December 31, 2023	1,867,795	$10.72	6.10	$184
Exercisable — December 31, 2023	1,320,943	$13.92	5.03	$53
Vested or expected to vest —December 31, 2023	1,867,795	$10.72	6.10	$184

The intrinsic values in the table above represent the total intrinsic value (the difference between the Company’s closing stock price as of December 31, 2023, and the exercise price multiplied by the number of options).

The total fair value of shares vested for both the years ended December 31, 2023 and 2022 was $0.7 million and $1.6 million, respectively.

As of December 31, 2023, there was approximately $1.0 million of total unrecognized compensation cost related to unvested options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.01 years.

Restricted stock unit ("RSU") activity under the 2014 Plan and 2015 Plan for the years ended December 31, 2023, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2022	633,270	$5.29
Granted	1,929,575	$1.79
Vested	(302,561)	$5.01
Forfeited	(373,910)	$2.62
Non-vested at December 31, 2023	1,886,374	$2.28

The fair value of RSUs is based on the market price of the Company's common stock on the date of grant. RSUs generally vest 25% annually over a four year period from the date of grant. Upon vesting, the RSUs are net share settled to cover the required withholding tax with the remaining shares issued to the holder. The Company recognizes compensation expense for such awards ratably over the corresponding vesting period. As of December 31, 2023, there was approximately $2.6 million of total unrecognized compensation cost related to unvested RSU share-based compensation. That cost is expected to be recognized over a weighted-average period of 1.9 years.

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

In April 2023, the Company’s board of directors amended the 2014 ESPP, which was subsequently ratified by the Company’s stockholders and became effective on June 14, 2023. Common stock that may be issued under the ESPP Plan will not exceed 1,531,248 shares of common stock, which is the sum of: (i) the 4,779 shares of common stock originally approved; (ii) 26,469 shares of common stock that were added pursuant to the annual increase provision of the ESPP Plan between 2015 and 2023; and (iii) an additional 1,500,000 shares of common stock that were approved by our stockholders at the 2023 annual meeting of stockholders. The 2014 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

During the years ended December 31, 2023 and 2022, the Company issued 28,896 and 6,834 shares of common stock under the 2014 ESPP, respectively. During the years ended December 31, 2023 and 2022, the number of shares of common stock available for issuance under the ESPP was increased by 1,502,941 and 2,941 shares, respectively. As of December 31, 2023 and 2022, there were 1,474,045 and zero shares of common stock available for future issuance under the 2014 ESPP, respectively.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2009 Stock Option Plan, the 2014 Plan, the 2015 Plan, and the 2014 ESPP was $2.6 million and $3.5 million for the years ended December 31, 2023 and 2022, respectively. Additionally, during the year ended December 31, 2022, the Company recognized $0.2 million in stock based compensation associated with the Danforth warrant. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $0 for the years ended December 31, 2023 and 2022, respectively. Cash received from options exercised was zero for the years ended December 31, 2023 and 2022, respectively.

Stock-based compensation expense related to stock options and stock awards is included in the following line items in the accompanying statements of operations (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$873	$1,076
Selling, general and administrative	1,751	2,436
Total stock-based compensation expense	$2,624	$3,512

14.
Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the policy described in Note 2. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2023 and 2022 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Cash	$767	$767	—	—
Restricted cash	543	543	—	—
Money market funds	33,283	33,283	—	—
Total assets	$34,593	$34,593	—	—

Warrant liabilities	$21,810	—	—	$21,810
Derivative liability	196	—	—	196
Total liabilities	$22,006	—	—	$22,006

December 31, 2022
Cash	$415	$415	—	—
Restricted cash	218	218	—	—
Money market funds	45,399	45,399	—	—
Total assets	$46,032	$46,032	—	—

Warrant liabilities	$18,644	—	—	$18,644
Derivative liability	42	—	—	42
Total liabilities	$18,686	—	—	$18,686

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of December 31, 2023, the cash and cash equivalents of $34.1 million and the restricted cash balances of $0.4 million and $0.2 million within short and long term on the balance sheet, respectively, sum to the total of $34.6 million as shown in the statement of cash flows. As of December 31, 2022, the cash and cash equivalents of $45.8 million and the restricted cash balances of $0.1 million and $0.2 million within short and long term on the balance sheet, respectively, sum to the total of $46.0 million as shown in the statement of cash flows.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The unobservable input for all of the Level 3 warrant liabilities includes volatility. The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants. At December 31, 2023, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 87.2% to 91.0% and 87.2%, respectively. At December 31, 2022, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 101.8% to 113.0% and 102.1%, respectively. The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, historical volatility, credit rating, market credit spread, and estimated effective yield. The unobservable inputs associated with the Level 3 derivative liability are adjusted equity volatility, market credit spread, and estimated yield. As of December 31, 2023, these inputs were 99.6%, 1,159 basis points, and 16.3%, respectively. As of December 31, 2022, these inputs were 68.5%, 1,495 basis points, and 19.3%, respectively. The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method. The residual difference represents the fair value of the embedded derivative liability and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – January 1, 2023	$18,644
Loss adjustment to fair value	3,166
Balance – December 31, 2023	$21,810

Derivative Liability
Balance – January 1, 2023	$42
Loss adjustment to fair value	154
Balance – December 31, 2023	$196

15.
Employee Benefit Plan

The Company has a 401(k) retirement plan, which covers all U.S. employees scheduled for and working more than 20 hours per week. The Company may provide a discretionary match with a maximum amount of 50% of the first 6% of eligible participant’s compensation, which vests ratably over four years. Contributions under the plan were approximately $0.2 million for both the years ended December 31, 2023 and 2022, respectively.

16.
Subsequent Events

2014 Plan and 2014 ESPP Share Issuance

Pursuant to the terms of the 2014 Plan (see Note 13), on January 1, 2024, the Company automatically added 1,916,962 shares to the total number shares of common stock available for future issuance under the 2014 Plan. Pursuant to the terms of the 2014 ESPP (see Note 13), on January 1, 2024, the Company automatically added 2,941 shares to the total number shares of common stock available for future issuance under the 2014 ESPP.

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

As of December 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2023 fiscal year pursuant to Regulation 14A for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Executive Officers of the Company,” “Proposal 1 − Election of Directors,” “Information Regarding the Board and Its Committees,” “Nominating and Corporate Governance Committee,” “Delinquent Section Reports,” (if required) and “Code of Business Conduct and Ethics.”

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

10.13

Patent Assignment, dated January 28, 2014, between SCYNEXIS, Inc. and Merck Sharpe & Dohme Corp. (Filed with the SEC as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.14#

Exclusive License Agreement, dated October 29, 2014, between SCYNEXIS, Inc. and Waterstone Pharmaceutical (HK Limited). (Filed with the SEC as Exhibit 10.32 to our Annual Report on Form 10-K, filed with the SEC on March 30 2015, SEC File No. 001-36365, and incorporated by reference here).

10.15#

Amendment to Termination and License Agreement, dated December 3, 2014, between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on November 13, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.16#

Second Amendment to Termination and License Agreement between the Company and Merck Sharp & Dohme Corp. (Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on November 13, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.17

Amendment to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2019, SEC file No. 001-36365, and incorporated by reference here).

10.18

Additional Agreement No. 2 to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2019, SEC file No. 001-36365, and incorporated by reference here).

10.19

Additional Agreement No. 3 to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2019, SEC file No. 001-36365, and incorporated by reference here).

10.20#

Third Amendment to Termination and License Agreement between the Company and Merck Sharp & Dohme Corp., dated January 5, 2018 (Filed with the SEC as Exhibit 10.3 to our Form 10-Q, filed with the SEC on November 13, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.21*	Non-Employee Director Compensation Policy

10.22*/**

Senior Convertible Note Purchase Agreement, dated as of March 7, 2019, among SCYNEXIS, Inc., as Issuer, Puissance Capital Management, as the Investor (Filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 8, 2019, SEC File No 001-36365 and incorporated by reference here).

10.23

Common Stock Purchase Agreement, dated April 10, 2020, between SCYNEXIS, Inc. and Aspire Capital Fund, LLC (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on April 13, 2020, SEC File No. 001-36365, and incorporated by reference here).

10.24

Fourth Amendment to Termination and License Agreement between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. dated December 2, 2020. (Filed with the SEC as Exhibit 10.30 to our Form 10-K, filed with the SEC on March 31, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.25#

Exclusive License and Collaboration Agreement, made as of February 11, 2021, by and between SCYNEXIS, Inc., Hansoh (Shanghai) Health Technology Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Limited (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on May 17, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.26#

Master Services Agreement, effective as of February 4, 2021, by and between SCYNEXIS, Inc. and Amplity, Inc. (Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on May 17, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.27

Loan and Security Agreement, dated May 13, 2021, among the Company, Hercules Capital Inc., and Silicon Valley Bank (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on August 16, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.28*

Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated 2015 Inducement Award Plan.(Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on November 9, 2022, SEC File No. 001-36365, and incorporated by reference here).

10.29*

Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2014 Equity Incentive Plan (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on February 8, 2022, SEC File No. 001-36365, and incorporated by reference here).

10.30

Controlled Equity OfferingSM Sales Agreement, dated May 17, 2021, between SCYNEXIS, Inc. and Cantor Fitzgerald & Co. (Filed with the SEC as Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on May 18, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.31

Controlled Equity OfferingSM Sales Agreement, dated May 17, 2021, between SCYNEXIS, Inc. and Ladenburg Thalmann & Co. Inc. (Filed with the SEC as Exhibit 1.2 to our Current Report on Form 8-K, filed with the SEC on May 18, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.32*

Employment Agreement, dated February 5, 2015, between SCYNEXIS, Inc. and Dr. Marco Taglietti. (Filed with the SEC as Exhibit 10.27 to our Annual Report on Form 10-K, filed with the SEC on March 30, 2015, SEC File No. 001-36365, and incorporated by reference here).

10.33*

Amendment of Employment Agreement, effective April 18, 2016, between SCYNEXIS, Inc. and Marco Taglietti. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, SEC File No. 001-36365, and incorporated by reference here).

10.34*

Separation Agreement, dated October 20, 2022, between SCYNEXIS, Inc. and Marco Taglietti. (Filed with the SEC as Exhibit 10.38 to our Form 10-K, filed with the SEC on March 31, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.35*

Employment Agreement, dated May 10, 2021, between SCYNEXIS, Inc. and Christine Coyne (Filed with the SEC as Exhibit 10.1 to our Annual Report on Form 10-Q, filed with the SEC on May 12, 2022, SEC File No. 001-36365, and incorporated by reference here).

10.36*

Employment Agreement, dated January 1, 2023, between SCYNEXIS, Inc. and David Angulo (Filed with the SEC as Exhibit 10.39 to our Form 10-K, filed with the SEC on March 31, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.37*

Employment Agreement, dated October 24, 2022, between SCYNEXIS, Inc. and Ivor Macleod (Filed with the SEC as Exhibit 10.40 to our Form 10-K, filed with the SEC on March 31, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.38#

Exclusive License Agreement, dated as of March 30, 2023, by and between GlaxoSmithKline Intellectual Property (No.3) Limited, and the Company (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on May 10, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.39

First Amendment and Consent to Loan and Security Agreement, dated March 30, 2023, among the Company, Hercules Capital, Inc., and Silicon Valley Bank (Filed with the SEC as Exhibit 10.2. to our Form 10-Q, filed with the SEC on May 10, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.40#

Payoff Letter with Hercules Capital, Inc. dated May 25, 2023 (Filed with the SEC as Exhibit 10.1 to our Form 10-Q with the SEC on August 14, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.41#**

Binding Memorandum of Understanding for Amendment to Exclusive License Agreement and Transitional Manufacturing and Supply Agreement, dated as of December 26, 2023, by and between GlaxoSmithKline Intellectual Property (No. 3) Limited, and the Company.

10.42*

Separation Agreement, dated October 20, 2022, between SCYNEXIS, Inc. and Christine Coyne (Filed with the SEC as Exhibit 10.3 to our Form 10-Q with the SEC on May 10, 2023, SEC File No. 001-36365, and incorporated by reference here).

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (see Signature page).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Incentive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	March 26, 2024

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

Signature	Title	Date

/s/ David Angulo, M.D.	Chief Executive Officer	March 26, 2024
David Angulo, M.D.	(Principal Executive Officer)

/s/ Ivor Macleod	Chief Financial Officer	March 26, 2024
Ivor Macleod	(Principal Financial and Accounting Officer)

/s/ Guy Macdonald	Director	March 26, 2024
Guy Macdonald

/s/ David Hastings	Director	March 26, 2024
David Hastings

/s/ Steven C. Gilman, Ph.D.	Director	March 26, 2024
Steven C. Gilman, Ph.D.

/s/ Ann F. Hanham, Ph.D.	Director	March 26, 2024
Ann F. Hanham, Ph.D.

/s/ Armando Anido	Director	March 26, 2024
Armando Anido

/s/ Brian Philippe Tinmouth	Director	March 26, 2024
Brian Philippe Tinmouth