Form 10-Q
period 2024-03-31
SCYNEXIS INC
filed 2024-05-08
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, there were 37,779,796 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$35,482	$34,050
Short-term investments	44,762	40,312
Prepaid expenses and other current assets	1,583	5,548
License agreement receivable	—	2,463
License agreement contract asset	19,466	19,363
Restricted cash	380	380
Total current assets	101,673	102,116
Investments	13,943	23,594
Deferred offering costs	175	175
Restricted cash	163	163
Operating lease right-of-use asset (See Note 7)	2,300	2,364
Total assets	$118,254	$128,412
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,918	$7,149
Accrued expenses	4,601	7,495
Deferred revenue, current portion	1,083	1,189
Operating lease liability, current portion (See Note 7)	356	340
Warrant liabilities	—	130
Convertible debt and derivative liability (See Note 6)	12,391	—
Total current liabilities	27,349	16,303
Deferred revenue	2,111	2,727
Warrant liabilities	12,202	21,680
Convertible debt and derivative liability (See Note 6)	—	12,159
Operating lease liability (See Note 7)	2,487	2,581
Total liabilities	44,149	55,450
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of March 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 37,779,796 and 37,207,799 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	41	40
Additional paid-in capital	428,900	428,169
Accumulated deficit	(354,836)	(355,247)
Total stockholders’ equity	74,105	72,962
Total liabilities and stockholders’ equity	$118,254	$128,412

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue, net	$—	$1,130
License agreement revenue	1,373	—
Total revenue	1,373	1,130
Operating expenses:
Cost of product revenue	—	137
Research and development	7,212	6,835
Selling, general and administrative	3,669	4,840
Total operating expenses	10,881	11,812
Loss from operations	(9,508)	(10,682)
Other (income) expense:
Amortization of debt issuance costs and discount	401	255
Interest income	(1,280)	(587)
Interest expense	205	1,447
Warrant liabilities fair value adjustment	(9,608)	21,673
Derivative liabilities fair value adjustment	(168)	406
Total other (income) expense	(10,450)	23,194
Income (loss) before taxes	942	(33,876)
Income tax expense	(531)	—
Net income (loss)	$411	$(33,876)
Net income (loss) per share attributable to common stockholders – basic
Net income (loss) per share – basic	$0.01	$(0.71)
Net income (loss) per share attributable to common stockholders – diluted
Net income (loss) per share – diluted	$0.01	$(0.71)
Weighted average common shares outstanding – basic and diluted
Basic	48,245,559	47,757,246
Diluted	48,565,051	47,757,246

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$411	$(33,876)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	151
Stock-based compensation expense	705	707
Accretion of investments discount	(253)	(219)
Amortization of debt issuance costs and discount	401	255
Change in fair value of warrant liabilities	(9,608)	21,673
Change in fair value of derivative liabilities	(168)	406
Noncash operating lease expense for right-of-use asset	64	54
Write off of deferred asset for commitment fees	—	514
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	3,966	778
License agreement receivable	2,463	—
License agreement contract asset	(103)	—
Accounts receivable	—	41
Inventory	—	(2,706)
Accounts payable	1,809	(12)
Accrued expenses	(2,893)	(853)
Deferred revenue	(722)	—
Other liabilities and other	(79)	(5,836)
Net cash used in operating activities	(4,007)	(18,923)
Cash flows from investing activities:
Purchase of investments	(2,510)	—
Maturity of investments	7,964	—
Net cash provided by investing activities	5,454	—
Cash flows from financing activities:
Payments of deferred offering costs	(40)	—
Proceeds from employee stock purchase plan issuances	25	4
Repurchase of shares to satisfy tax withholdings	—	18
Net cash (used in) provided by financing activities	(15)	22
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,432	(18,901)
Cash, cash equivalents, and restricted cash at beginning of period	34,593	46,032
Cash, cash equivalents, and restricted cash at end of period	$36,025	$27,131
Supplemental cash flow information:
Cash paid for interest	$420	$1,658
Cash received for interest	$1,041	$373

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. (“SCYNEXIS” or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, and is pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections. The Company is developing its proprietary class of enfumafungin-derived antifungal compounds (“fungerps") as broad-spectrum, systemic antifungal agents for multiple fungal indications. Ibrexafungerp is the first representative of this novel class of antifungals with additional assets from the “fungerp” family, including SCY-247, in preclinical stages of development. In June 2021, the U.S. Food and Drug Administration (“FDA”) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (“VVC”), also known as vaginal yeast infection, and in December 2022, the Company announced that the FDA approved a second indication for BREXAFEMME for the reduction in the incidence of recurrent vulvovaginal candidiasis ("RVVC").

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

The patient-level and clinical product recall is ongoing and the Company is working with an experienced vendor to manage the process. In September 2023, after the Company announced its voluntary clinical hold, the FDA concurred with the Company's voluntary hold and placed a clinical hold. The Company is working with the FDA to discuss paths for resolution of this issue. The clinical hold and recall affect the Company's two ongoing clinical studies: the Phase 3 MARIO study and a Phase 1 lactation study. The hold does not impact the recently completed FURI, CARES, VANQUISH and SCYNERGIA clinical studies, for which dosing is complete. The FDA determined that the compassionate use program for ibrexafungerp, which provides ibrexafungerp to patients with limited or no other treatment options, can continue provided the patient’s treating physician concludes a favorable benefit-risk assessment and the patient is made aware of and consents to the risk. This applies to patients currently in the program, as well as for new patients, pending confirmation of available supply. The Company's preclinical stage compound, SCY-247, is not affected by these developments.

The Company had an accumulated deficit of $354.8 million at March 31, 2024. The Company's capital resources primarily comprised cash and cash equivalents and investments of $94.2 million at March 31, 2024. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp; (4) its ability to successfully achieve the development, regulatory, and commercial milestones under its License Agreement with GSK; and (5) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2023, except as described below.

Basic and Diluted Net Income (Loss) per Share of Common Stock

The Company calculates net income (loss) per common share in accordance with ASC 260, Earnings Per Share. Basic net income (loss) per common share for the three months ended March 31, 2024 and 2023 was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net income (loss) per common share for the three months ended March 31, 2024 includes the outstanding prefunded warrants to purchase 7,516,267 and 3,200,000 shares of common stock issued in the April 2022 public offering and December 2020 public offering, respectively. The outstanding prefunded warrants to purchase 11,303,667 and 3,200,000 shares of common stock issued in the April 2022 public offering and December 2020 public offering were included in the three months ended March 31, 2023, respectively. Diluted net income (loss) per common share for the three months ended March 31, 2024 and 2023 was determined as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss) allocated to common shares	$411	$(33,876)

Weighted average common shares outstanding – basic	48,245,559	47,757,246
Dilutive effect of restricted stock units	319,492	—
Weighted average common shares outstanding – diluted	48,565,051	47,757,246

Net income (loss) per share – diluted	$0.01	$(0.71)

The following potentially dilutive shares of common stock and outstanding restricted stock units that contain certain performance contingencies have not been included in the computation of diluted net income (loss) per share for the three months ended March 31, 2024 and 2023, as the result would be anti-dilutive or the performance contingencies have not been met:

	Three Months Ended March 31,
	2024	2023
Outstanding stock options	2,716,602	1,931,389
Outstanding restricted stock units	600,000	2,214,490
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000
Warrants to purchase common stock associated with April 2022 public offering	15,000,000	15,000,000
Warrants to purchase common stock associated with Loan Agreement	198,811	198,811
Common stock associated with March 2019 Notes	1,138,200	1,138,200
Warrants to purchase common stock associated with Danforth	50,000	50,000
Total	26,503,613	27,332,890

Reclassification of Prior Year Amounts

Certain prior year amounts within the changes in operating assets and liabilities on the unaudited condensed consolidated statement of cash flows have been reclassified for consistency with the current year presentation.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in and Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 reduce the number of accounting models for convertible debt instruments and revises certain guidance relating to the derivative scope exception and earnings per share. The amendments in ASU 2020-06 are effective for public business entities that meet the definition of a SEC filer and a smaller reporting company for fiscal years beginning after December 15, 2023, and interim periods within those years. The Company adopted ASU 2020-06 on January 1, 2024 and the adoption did not materially impact the unaudited condensed consolidated financial statements.

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

3. Investments

The following table summarizes the investments at March 31, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2024
Maturities < 1 Year
Corporate bonds	$42,248	$17	$(34)	$42,231
Agency bonds	2,514	—	(2)	2,512
Total short-term investments	$44,762	$17	$(36)	$44,743

Maturities > 1 Year
Corporate bonds	$13,943	$33	$(17)	$13,959
Total investments	$13,943	$33	$(17)	$13,959

As of December 31, 2023
Maturities < 1 Year
Corporate bonds	$35,286	$25	$(13)	$35,298
Agency bonds	5,026	6	—	5,032
Total short-term investments	$40,312	$31	$(13)	$40,330

Maturities > 1 Year
Corporate bonds	$23,594	$143	$(9)	$23,728
Total investments	$23,594	$143	$(9)	$23,728

The Company carries investments at amortized cost. As of March 31, 2024 and December 31, 2023, the fair value of the corporate and agency bonds totals $58.7 million and $64.1 million, respectively, which is determined based on “Level 2” inputs, which consist of quoted prices for similar assets in active markets. The Company has evaluated the unrealized loss position in the corporate and agency bonds as of the balance sheet dates and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid research and development services	$499	$196
Prepaid insurance	279	264
Other prepaid expenses	249	182
Other current assets	556	4,906
Total prepaid expenses and other current assets	$1,583	$5,548

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued research and development expenses	$2,016	$2,830
Accrued employee bonus compensation	453	1,692
Other accrued expenses	546	940
Accrued severance	—	11
Accrued other rebates	32	89
Accrued product recall	1,554	1,933
Total accrued expenses	$4,601	$7,495

6. Borrowings

Loan Agreement

On May 13, 2021 (the “Closing Date”), the Company entered into the Loan and Security Agreement (the "Loan Agreement") with Hercules Capital, Inc. and Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank) (the "Lenders") for an aggregate principal amount of $60.0 million (the “Term Loan”). Pursuant to the Loan Agreement, the Term Loan was available to the Company in four tranches, subject to certain terms and conditions.

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

As of March 31, 2024 and December 31, 2023, the Company’s March 2019 Notes consist of the convertible debt balance of $12.4 million and $12.0 million and the bifurcated embedded conversion option derivative liability of $28,000 and $0.2 million, respectively. In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock. The convertible debt and derivative liability associated with the March 2019 Notes are presented in total on the accompanying unaudited condensed consolidated balance sheets as the convertible debt and derivative liability. The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense. For the three months ended March 31, 2024 and 2023, the Company recognized a gain of $0.2 million and a loss of $0.4 million, respectively, on the fair value adjustment for the derivative liability. For the three months ended March 31, 2024 and 2023, the Company recognized $0.4 million and zero in amortization of debt issuance costs and discount related to the March 2019 Notes, respectively.

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At both March 31, 2024 and December 31, 2023, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $12.7 million.

The March 2019 Notes bear interest at a rate of 6.0% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2019. The March 2019 Notes will mature on March 15, 2025, unless earlier converted, redeemed or repurchased. The March 2019 Notes constitute general, senior unsecured obligations of the Company.

Other Liabilities

In February 2021, the Company partnered with Amplity for the commercial launch of BREXAFEMME for the treatment of VVC. Under the terms of the agreement with Amplity, the Company was to utilize Amplity’s commercial execution and resources for sales force, remote engagement, training, market access and select operations services. In October 2022, the Company announced that it was actively pursuing a U.S. commercialization partner to out-license BREXAFEMME in order to refocus the Company's resources on the further clinical development of ibrexafungerp for severe, hospital-based indications. As a result, the Company wound down its promotional activities associated with BREXAFEMME, while keeping

BREXAFEMME on the market and available to patients. On November 30, 2022, the Company terminated the agreement with Amplity. Under the terms of the original agreement, Amplity deferred a portion of its direct service fees in the first two years (2021 and 2022) that accrued interest at an annual rate of 12.75% (“Deferred Fees”). The Deferred Fees of $5.8 million as of December 31, 2022, classified as other liabilities on the consolidated balance sheet, were fully paid as of February 2023.

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

The following table summarizes certain quantitative information associated with the amounts recognized in the unaudited condensed consolidated financial statements for the Lease (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$166	$166
Variable lease cost	(23)	58
Total operating lease expense	$143	$224

Cash paid for amounts included in the measurement of operating lease liability	$181	$177

	March 31, 2024	December 31, 2023
Remaining Lease term (years)	5.34	5.59
Discount rate	15%	15%

Future minimum lease payments for the Lease as of March 31, 2024 are as follows (in thousands):

March 31, 2024
2024	$549
2025	744
2026	759
2027	774
2028	790
Thereafter	466
Total	$4,082

The presentations of the operating lease liability as of March 31, 2024 are as follows (in thousands):

March 31, 2024
Present value of future minimum lease payments	$2,843

Operating lease liability, current portion	$356
Operating lease liability, long-term portion	2,487
Total operating lease liability	$2,843

Difference between future minimum lease payments and discounted cash flows	$1,239

License Arrangement with Potential Future Expenditures

As of March 31, 2024, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company. Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 2 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

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

Legal Proceedings

On November 7, 2023, a securities class action was filed by Brian Feldman against the Company and certain of the Company's executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, the Company made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company's business, operations, and prospects, alleging specifically that the Company failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that the Company did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, the Company were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, the Company's statements about its business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company's common stock between March 31, 2023 to September 22, 2023. On May 1, 2024, a purported shareholder derivative complaint was filed in the United States District Court, District of New Jersey. The complaint names the Company’s directors and certain of its officers and asserts state and federal claims based on the same alleged misstatements as the securities class action complaint. The Company disagrees with the allegations and intends to defend these litigations vigorously and the Company has not recognized any expense for these contingencies.

8. Stockholders’ Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 150,000,000 shares as of March 31, 2024, and December 31, 2023; 37,779,796 and 37,207,799 shares were issued and outstanding at March 31, 2024, and December 31, 2023, respectively. For the three months ended March 31, 2023, 363,000 of the prefunded warrants from the April 2022 public offering were exercised at $0.001 per share.

The following table summarizes common stock share activity for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31, 2024
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	37,207,799	$40	$428,169	$(355,247)	$72,962
Net income	—	—	—	411	411
Stock-based compensation expense	—	—	705	—	705
Common stock issued through employee stock purchase plan	18,815	—	26	—	26
Common stock issued for vested restricted stock units	553,182	1	—	—	1
Balance, March 31, 2024	37,779,796	$41	$428,900	$(354,836)	$74,105

	Three Months Ended March 31, 2023
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance, December 31, 2022	32,682,342	$36	$425,485	$(422,288)	$3,233
Net loss	—	—	—	(33,876)	(33,876)
Stock-based compensation expense	—	—	707	—	707
Common stock issued through employee stock purchase plan	2,662	—	4	—	4
Common stock issued, net of expenses	363,000	—	—	—	—
Common stock issued for vested restricted stock units	279,623	—	18	—	18
Balance, March 31, 2023	33,327,627	$36	$426,214	$(456,164)	$(29,914)

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2024	December 31, 2023
Outstanding stock options	2,716,602	1,867,795
Outstanding restricted stock units	3,202,012	1,886,374
Warrants to purchase common stock associated with December 2020 public offering - Series 2	6,800,000	6,800,000
Prefunded warrants to purchase common stock associated with December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with April 2022 public offering	15,000,000	15,000,000
Prefunded warrants to purchase common stock associated with April 2022 public offering	7,516,267	7,516,267
Warrants to purchase common stock associated with Loan Agreement	198,811	198,811
Warrant to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance under 2014 Plan (Note 9)	—	848,202
For possible future issuance under employee stock purchase plan	1,458,171	1,474,045
For possible future issuance under 2015 Plan (Note 9)	637,050	633,590
Total common shares reserved for future issuance	41,917,113	40,613,284

Warrants Associated with the December 2020 and April 2022 Public Offerings

The outstanding warrants associated with the December 2020 public offering contains a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations. The outstanding warrants associated with the April 2022 public offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the warrants do not qualify under the indexation guidance. As a result, the April 2022 public offering warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model. For the three months ended March 31, 2024 and 2023, the Company recognized a gain of $9.6 million and a loss of $21.7 million, respectively, on the warrant liabilities fair value adjustment. As of March 31, 2024 and December 31, 2023, the fair value of the warrant liabilities was $12.2 million and $21.8 million, respectively.

9. Stock-based Compensation

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan (“2014 Plan”), on January 1, 2024 and 2023, the Company automatically added 1,916,962 and 1,901,960 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively. As of March 31, 2024, there were zero shares of common stock available for future issuance under the 2014 Plan.

2015 Inducement Award Plan

As of March 31, 2024, there were 637,050 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”). During both the three months ended March 31, 2024 and 2023, there were options to purchase zero shares of the Company’s common stock granted under the 2015 Plan.

The activity for the Company’s 2014 Plan and 2015 Plan, for the three months ended March 31, 2024, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2023	1,867,795	$10.72	6.10	$184
Granted	862,060	$1.86
Forfeited/Cancelled	(13,253)	$7.84
Outstanding — March 31, 2024	2,716,602	$7.92	7.11	$—
Exercisable — March 31, 2024	1,389,304	$13.35	4.99	$—
Vested or expected to vest — March 31, 2024	2,716,602	$7.92	7.11	$—

Restricted stock unit (“RSU”) activity under the 2014 Plan and 2015 Plan for the three months ended March 31, 2024, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2023	1,886,374	$2.28
Granted	1,877,940	$1.88
Vested	(553,182)	$3.03
Forfeited	(9,120)	$2.15
Non-vested at March 31, 2024	3,202,012	$1.91

The fair value of RSUs is based on the market price of the Company’s common stock on the date of grant. RSUs generally vest 33% annually over a three-year period from the date of grant. Upon vesting, the RSUs generally are net share settled to cover the required withholding tax with the remaining shares issued to the holder. The Company recognizes compensation expense for such awards ratably over the corresponding vesting period.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2014 Plan and the 2015 Plan was $0.7 million for each of the three months ended March 31, 2024 and 2023. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for each of the three months ended March 31, 2024 and 2023.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$195	$374
Selling, general and administrative	510	333
Total	$705	$707

10. Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, investments, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of March 31, 2024 and December 31, 2023 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Cash	$854	$854	—	—
Restricted cash	543	543	—	—
Money market funds	34,628	34,628	—	—
Total assets	$36,025	$36,025	—	—

Warrant liabilities	$12,202	—	—	$12,202
Derivative liability	28	—	—	28
Total liabilities	$12,230	—	—	$12,230

December 31, 2023
Cash	$767	$767	—	—
Restricted cash	543	543	—	—
Money market funds	33,283	33,283	—	—
Total assets	$34,593	$34,593	—	—

Warrant liabilities	$21,810	—	—	$21,810
Derivative liability	196	—	—	196
Total liabilities	$22,006	—	—	$22,006

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of March 31, 2024, the cash and cash equivalents of $35.5 million and the restricted cash balances of $0.4 million and $0.2 million within short and long term on the unaudited condensed consolidated balance sheet, respectively, sum to the total of $36.0 million as shown in the unaudited condensed consolidated statement of cash flows.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The unobservable input for all of the Level 3 warrant liabilities includes volatility. The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants. At March 31, 2024, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 66.0% to 85.9% and 85.9%, respectively.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, adjusted equity volatility, credit rating, market credit spread, and estimated effective yield. The unobservable inputs associated with the Level 3 derivative liabilities are adjusted equity volatility, market credit spread, and estimated yield. As of March 31, 2024, these inputs were 71.0%, 1,202 basis points, and 17.1%, respectively. The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method. The residual difference represents the fair value of the embedded derivative liabilities and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2023	$21,810
Gain adjustment to fair value	(9,608)
Balance – March 31, 2024	$12,202

Derivative Liability
Balance – December 31, 2023	$196
Gain adjustment to fair value	(168)
Balance – March 31, 2024	$28

11. Revenue

Product Revenue, Net

Net product revenue was zero and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. Products are sold primarily to wholesalers and specialty pharmacies. Revenue is reduced from wholesaler list price at the time of recognition for expected chargebacks, rebates, discounts, incentives, and returns, which are referred to as gross to net (“GTN”) adjustments. These reductions are currently attributed to various commercial arrangements. Chargebacks and discounts are recognized as a reduction in accounts receivable or as accrued expenses based on their nature and settled through the issuance of credits to the customer or through cash payments to the customer, respectively. All other returns, rebates, and incentives are reflected as accrued expenses and settled through cash payments to the customer. Revenue attributed to sales to three wholesalers comprised 46%, 26%, and 25% of the Company’s gross revenue for the three months ended March 31, 2023.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories as of March 31, 2024 and 2023 (in thousands):

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Product Recall (4)	Total
Balance as of December 31, 2023	$—	$36	$89	$1,932	$2,057
Provision related to current period revenue	—	—	—	—	—
Changes in estimate related to prior period revenue	—	—	(26)	—	(26)
Credit/payments	—	—	(31)	(379)	(410)
Balance as of March 31, 2024	$—	$36	$32	$1,553	$1,621

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Product Recall (4)	Total
Balance as of December 31, 2022	$255	$73	$1,213	$—	$1,541
Provision related to current period revenue	392	12	943	—	1,347
Changes in estimate related to prior period revenue	—	—	—	—	—
Credit/payments	(324)	(2)	(699)	—	(1,025)
Balance as of March 31, 2023	$323	$83	$1,457	$—	$1,863

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

On December 26, 2023, the Company and GSK entered into a binding memorandum of understanding ("Binding MOU") for amendment to the GSK License Agreement. The GSK License Agreement was amended in connection with the delay in the commercialization of BREXAFEMME and further clinical development of ibrexafungerp associated with this event. Under the terms of the updated GSK License Agreement, as amended by Binding MOU, the Company is now eligible to receive potential:

•regulatory approval milestone payments of up to $49 million (revised from up to $70 million as provided in the GSK License Agreement);

•commercial milestone payments of up to $57.5 million based on first commercial sale in invasive candidiasis (U.S./EU) (revised from up to $115 million as provided in the GSK License Agreement); and

•and sales milestone payments of up to $179.5 / $169.75 / $145.5 million (depending on the date of GSK’s relaunch of BREXAFEMME in the U.S.) (revised from up to $242.5 million as provided in the GSK License Agreement).

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

The Company evaluated the GSK License Agreement in accordance with ASC 606 as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The Company assessed the terms of the GSK License Agreement and identified the following performance obligations which include: (1) the license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, in the

GSK Territory, (2) the research and development activities for the MARIO study, and (3) performance obligations for the remaining research and development activities for the ongoing clinical and preclinical studies of ibrexafungerp. The Company provided all necessary information to GSK for it to benefit from the license under the license term in 2023 when the Company transferred the license.

As of March 31, 2024, the Company recognized a $19.5 million contract asset associated with the success-based milestones associated with the ongoing clinical studies of ibrexafungerp. The Company believes that the $19.5 million contract asset is collectible given the Company's probability assessment of achieving the milestones as defined in the GSK License Agreement, ongoing development activities, and other information available to the Company. The Company reassessed the transaction price as of March 31, 2024, including estimated variable consideration included in the transaction price and the remaining milestones continued to be constrained.

The Company recognizes the revenue associated with the MARIO study and the remaining ongoing clinical and preclinical studies of ibrexafungerp over time using an input method. The input method is based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the Company’s performance in transferring control of the services promised to GSK and represents the Company’s best estimate of the period of the obligation.

For the three months ended March 31, 2024, the Company recognized $1.4 million of license agreement revenue. As of March 31, 2024, there is $1.1 million and $2.1 million of current and long-term deferred revenue, respectively, which is expected to be recognized by the end of 2025.

License Agreement with Hansoh

In February 2021, the Company entered into an Exclusive License and Collaboration Agreement (the “Hansoh Agreement”) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, “Hansoh”), pursuant to which the Company granted to Hansoh an exclusive license to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan (the “Territory”). The Company also granted to Hansoh a non-exclusive license to manufacture ibrexafungerp solely for development and commercialization in the Territory. For the three months ended March 31, 2024 and 2023, there was no license agreement revenue recognized associated with the Hansoh Agreement given the variable consideration was fully constrained as of March 31, 2024 and 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended March 31, 2024, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

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

Ibrexafungerp is the first representative of this novel class of antifungals. In June 2021 and December 2022, we announced that the United States (U.S.) Food and Drug Administration (FDA) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC), also known as vaginal yeast infection, and for the reduction in the incidence of recurrent vulvovaginal candidiasis (RVVC), respectively. Oral ibrexafungerp is also under development for other systemic fungal diseases. SCY-247, a second-generation antifungal compound from this novel class, is in preclinical development stage. We anticipate initiating a Phase 1 study for SCY-247 in the second half of 2024.

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

In March 2023, we entered into a license agreement (the GSK License Agreement) with GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK) in which we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties.

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

The patient-level and clinical product recall has been initiated and we are working with an experienced vendor to manage the process. In September 2023, after we announced our voluntary clinical hold, the FDA concurred with our voluntary hold and placed a clinical hold. We are working with the FDA to discuss paths for resolution of this issue. The clinical hold and recall affected two ongoing clinical studies: the Phase 3 MARIO study and a Phase 1 lactation study. The clinical hold does not impact the recently completed FURI, CARES, VANQUISH and SCYNERGIA clinical studies, for which dosing is complete. The NATURE study, which is an observational study in patients with IC treated with standard of care antifungals (not ibrexafungerp), is also not affected by this hold. The FDA determined that the compassionate use program for ibrexafungerp, which provides ibrexafungerp to patients with limited or no other treatment options, can continue provided the patient’s treating physician concludes a favorable benefit-risk assessment and the patient is made aware of and consents to the risk. This applies to patients currently in the program as well as for new patients, pending confirmation of available supply. Our preclinical stage compound, SCY-247, is not affected by these developments.

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

Legal Proceedings

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. On May 1, 2024, a purported shareholder derivative complaint was filed in the United States District Court, District of New Jersey. The complaint names the Company’s directors and certain of its officers and asserts state and federal claims based on the same alleged misstatements as the securities class action complaint. We disagree with the allegations and intend to defend these litigations vigorously.

Liquidity

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, December 2020, and April 2022. Our principal source of liquidity is cash, cash equivalents, and investments which totaled $94.2 million as of March 31, 2024.

As of March 31, 2024, our accumulated deficit was $354.8 million. We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy. Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations and ongoing operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements.

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

Components of Operating Results

Revenue

Revenue consists of license agreement revenue associated with GSK and product sales of BREXAFEMME. For the three months ended March 31, 2023, our product revenue, net comprised of sales of BREXAFEMME that we sold as principal given we control BREXAFEMME product until delivery to our wholesalers at which point control is transferred.

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
•
allocated overhead.

Ibrexafungerp and SCY-247 were the only key research and development project during the periods presented. We expect to continue to incur significant research and development expense for the foreseeable future as we continue our effort to develop ibrexafungerp and SCY-247, and to potentially develop our other product candidates, subject to the availability of additional funding.

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

Other Expense (Income)

All of our other income recognized in the three months ended March 31, 2024 and 2023, consists of amortization of debt issuance costs and discount, interest income, interest expense, the warrant liabilities fair value adjustment, and the derivative liabilities fair value adjustment.

Income Tax Expense

For the three months ended March 31, 2024, our income tax expense recognized consists primarily of an expense for U.S. federal income tax.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Period-to-Period Change
Revenue:
Product revenue, net	$—	$1,130	$(1,130)	(100.0)%
License agreement revenue	1,373	—	1,373	—%
Total revenue	1,373	1,130	243	21.5%
Operating expenses:
Cost of product revenue	—	137	(137)	(100.0)%
Research and development	7,212	6,835	377	5.5%
Selling, general and administrative	3,669	4,840	(1,171)	(24.2)%
Total operating expenses	10,881	11,812	(931)	(7.9)%
Loss from operations	(9,508)	(10,682)	1,174	(11.0)%
Other (income) expense:
Amortization of debt issuance costs and discount	401	255	146	57.3%
Interest income	(1,280)	(587)	(693)	118.1%
Interest expense	205	1,447	(1,242)	(85.8)%
Warrant liabilities fair value adjustment	(9,608)	21,673	(31,281)	(144.3)%
Derivative liabilities fair value adjustment	(168)	406	(574)	(141.4)%
Total other (income) expense	(10,450)	23,194	(33,644)	(145.1)%
Income (loss) before taxes	942	(33,876)	34,818	(102.8)%
Income tax expense	(531)	—	(531)	—%
Net income (loss)	$411	$(33,876)	$34,287	(101.2)%

Revenue. For the three months ended March 31, 2024, revenue consists of the $1.4 million in license agreement revenue associated with the License Agreement with GSK. For the three months ended March 31, 2023, revenues consists of product sales of BREXAFEMME.

Cost of Product Revenue. Cost of product revenue for the three months ended March 31, 2023 consists primarily of distribution, freight, and royalty costs associated with BREXAFEMME.

Research and Development. For the three months ended March 31, 2024, research and development expenses increased to $7.2 million compared to $6.8 million for the three months ended March 31, 2023. The increase of $0.4 million, or 6%, for the three months ended March 31, 2024, was primarily driven by an increase of $1.6 million in chemistry, manufacturing, and controls (CMC) expense and a $0.3 million increase in preclinical expense, offset in part by a $0.8 million decrease in clinical expense and a decrease of $0.5 million in salaries primarily associated with medical affairs.

The $1.6 million increase in CMC expense is primarily associated with a $1.1 million expense for drug product purchased in the current period. The $0.3 million increase in preclinical expense for the three months ended March 31, 2024 was primarily associated with certain preclinical costs associated with SCY-247. The $0.8 million decrease in clinical expense was primarily due to a $0.7 million decrease associated with a Phase 1 study of oral ibrexafungerp that was substantially completed in the prior period and is intended to support the potential NDA filing for the treatment of IC and a $0.4 million decrease in in clinical expense for the MARIO study, off set in part by an increase of $0.3 million in other clinical expense.

Selling, General & Administrative. For the three months ended March 31, 2024, selling, general and administrative expenses decreased to $3.7 million from $4.8 million for the three months ended March 31, 2023. The decrease of $1.2 million, or 24%, for the three months ended March 31, 2024, was primarily driven by a decrease of $0.8 million in professional fees and a decrease of $0.4 million in commercial expense due to the costs incurred in the prior comparable period associated with BREXAFEMME. The $0.8 million decrease in professional fees was primarily due to a $0.5 million expense recognized in the prior period to write off a deferred asset for certain commitment fees and a $0.2 million decrease in legal expenses as a result of legal costs incurred in the prior period associated with the GSK License Agreement.

Amortization of Debt Issuance Costs and Discount. For the three months ended March 31, 2024 and 2023, we recognized $0.4 million and $0.3 million in amortization of debt issuance costs and discount. The debt issuance costs and discount for our March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the three months ended March 31, 2024 and 2023, we recognized $1.3 million and $0.6 million, respectively, in interest income; the increase was primarily due to the increase in the interest rates on our money market funds and investments.

Interest Expense. For the three months ended March 31, 2024 and 2023, we recognized $0.2 million and $1.4 million, respectively. The decrease in interest expense was primarily due to the repayment of the loan agreement in May 2023.

Warrant Liabilities Fair Value Adjustment. For the three months ended March 31, 2024 and 2023, we recognized a gain of $9.6 million and a loss of $21.7 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease and increase in our stock price during the periods, respectively.

Derivative Liabilities Fair Value Adjustment. For the three months ended March 31, 2024 and 2023, we recognized a gain of $0.2 million and a loss of $0.4 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease and increase in our stock price during the periods, respectively.

Income Tax Expense. For the three months ended March 31, 2024, our income tax expense recognized consists primarily of an expense for U.S. federal income tax.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024, we had cash and cash equivalents and investments of $94.2 million, compared to cash and cash equivalents and short-term investments of $98.0 million as of December 31, 2023. We believe our capital resources are sufficient to fund our on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. As of March 31, 2024, our accumulated deficit was $354.8 million.

Consistent with our operating plan, we expect to incur significant research and development expenses and selling, general and administrative expenses. As a result of our continued significant expenses, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding, strategic alliances and licensing or collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash, cash equivalents, and restricted cash, January 1	$34,593	$46,032
Net cash used in operating activities	(4,007)	(18,923)
Net cash provided by investing activities	5,454	—
Net cash (used in) provided by financing activities	(15)	22
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,432	(18,901)
Cash, cash equivalents, and restricted cash, March 31	$36,025	$27,131

Operating Activities

The $14.9 million decrease in net cash used in operating activities for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to the continued development costs associated with ibrexafungerp and SCY-247, offset in part by the collection of the $2.5 million license agreement receivable and the $4.4 million unbilled receivable from GSK in the current period.

Net cash used in operating activities of $4.0 million for the three months ended March 31, 2024, primarily consisted of the $0.4 million net income adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $9.6 million, stock-based compensation expense of $0.7 million, and amortization of debt issuance costs and discount of $0.4 million, partially offset by a net favorable change in operating assets and liabilities of $4.4 million. The net favorable change in operating assets and liabilities was due to a net decrease in operating liabilities of $1.9 million and by a net decrease of $6.3 million in operating assets. The net $6.3 million decrease in operating assets is primarily due to a $2.5 million decrease in the license agreement receivable associated with the License Agreement with GSK which was collected in the current period and a $4.0 million decrease in prepaid expenses, other assets, deferred costs, and other. The $4.0 million decrease in prepaid expenses, other assets, deferred costs, and other was primarily due to the collection of a $4.4 million unbilled receivable in the current period from GSK.

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

Investing Activities

Net cash provided by investing activities of $5.5 million for the three months ended March 31, 2024 consisted of purchases and maturities of investments of $2.5 million and $8.0 million, respectively.

Financing Activities

Net cash used in financing activities of $15,000 for the three months ended March 31, 2024, consisted primarily of deferred financing costs of $40,000.

Net cash provided by financing activities of $22,000 for the three months ended March 31, 2023, consisted primarily of the proceeds for the repurchase of shares to satisfy tax withholdings and the proceeds from the employee stock purchase plan.

Future Funding Requirements

We expect to incur expenses in connection with our efforts to further development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, product candidates. We anticipate that we will need substantial additional funding in connection with our continuing future operations.

We are continually evaluating our operating plan and assessing the optimal cash utilization for our SCY-247 and ibrexafungerp development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

Our future capital requirements will depend on many factors, including:

•
our ability to successfully achieve the development, regulatory, and commercial milestones under our License Agreement with GSK;
•
the progress, and costs, of the clinical development of SCY-247 and ibrexafungerp;
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

Our critical estimates and judgments are described within Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. On May 1, 2024, a purported shareholder derivative complaint was filed in the United States District Court, District of New Jersey. The complaint names the Company’s directors and certain of its officers and asserts state and federal claims based on the same alleged misstatements as the securities class action complaint. We disagree with the allegations and intend to defend these litigations vigorously.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

4.1	Reference is made to Exhibits 3.1 through 3.5.

10.1*	Employment Agreement, dated November 15, 2017, between SCYNEXIS, Inc. and Scott Sukenick.

10.2*	Non-Employee Director Compensation Policy, as amended.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith. Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2024

By:	/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 7, 2024