Form 10-Q
period 2024-06-30
SCYNEXIS INC
filed 2024-08-08
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, there were 37,856,463 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,994	$34,050
Short-term investments	47,044	40,312
Prepaid expenses and other current assets	1,418	5,548
License agreement receivable	233	2,463
License agreement contract asset	19,509	19,363
Restricted cash	380	380
Total current assets	94,578	102,116
Investments	10,657	23,594
Deferred offering costs	175	175
Restricted cash	163	163
Operating lease right-of-use asset (See Note 7)	2,233	2,364
Total assets	$107,806	$128,412
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,350	$7,149
Accrued expenses	5,498	7,495
Deferred revenue, current portion	1,229	1,189
Operating lease liability, current portion (See Note 7)	372	340
Warrant liabilities	—	130
Convertible debt and derivative liability (See Note 6)	12,784	—
Total current liabilities	25,233	16,303
Deferred revenue	1,817	2,727
Warrant liabilities	17,962	21,680
Convertible debt and derivative liability (See Note 6)	—	12,159
Operating lease liability (See Note 7)	2,388	2,581
Total liabilities	47,400	55,450
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of June 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 37,856,463 and 37,207,799 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	41	40
Additional paid-in capital	429,659	428,169
Accumulated deficit	(369,294)	(355,247)
Total stockholders’ equity	60,406	72,962
Total liabilities and stockholders’ equity	$107,806	$128,412

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$—	$468	$—	$1,598
License agreement revenue	736	130,986	2,109	130,986
Total revenue	736	131,454	2,109	132,584
Operating expenses:
Cost of product revenue	—	426	—	562
Research and development	6,807	7,040	14,019	13,875
Selling, general and administrative	3,166	7,474	6,835	12,314
Total operating expenses	9,973	14,940	20,854	26,751
(Loss) income from operations	(9,237)	116,514	(18,745)	105,833
Other (income) expense:
Amortization of debt issuance costs and discount	421	1,998	822	2,256
Interest income	(1,130)	(737)	(2,402)	(1,325)
Interest expense	197	1,249	403	2,695
Warrant liabilities fair value adjustment	5,761	(8,214)	(3,848)	13,459
Derivative liabilities fair value adjustment	(28)	(42)	(196)	364
Total other expense (income)	5,221	(5,746)	(5,221)	17,449
(Loss) income before taxes	(14,458)	122,260	(13,524)	88,384
Income tax expense	—	—	523	—
Net (loss) income	$(14,458)	$122,260	$(14,047)	$88,384
Net (loss) income per share attributable to common stockholders – basic
Net (loss) income per share – basic	$(0.30)	$2.56	$(0.29)	$1.85
Net (loss) income per share attributable to common stockholders – diluted
Net (loss) income per share – diluted	$(0.30)	$2.46	$(0.29)	$1.82
Weighted average common shares outstanding – basic and diluted
Basic	48,511,656	47,837,393	48,379,256	47,797,731
Diluted	48,511,656	49,923,361	48,379,256	49,166,251

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(14,047)	$88,384
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	304
Stock-based compensation expense	1,464	1,435
Accretion of investments discount	(621)	100
Amortization of debt issuance costs and discount	822	2,256
Change in fair value of warrant liabilities	(3,848)	13,459
Change in fair value of derivative liabilities	(196)	364
Noncash operating lease expense for right-of-use asset	131	110
Write off of deferred asset for commitment fees	—	514
Prepayment fee for loan payable payment	—	263
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	4,131	(165)
License agreement receivable	2,230	(25,000)
License agreement contract asset	(146)	(19,249)
Accounts receivable	—	(243)
Inventory	—	(4,563)
Accounts payable	(1,759)	(2,521)
Accrued expenses	(1,997)	1,562
Deferred revenue	(870)	4,369
Other liabilities and other	(161)	(5,904)
Net cash (used in) provided by operating activities	(14,867)	55,475
Cash flows from investing activities:
Purchase of investments	(10,719)	(26,941)
Maturity of investments	17,545	20,557
Net cash provided by (used in) investing activities	6,826	(6,384)
Cash flows from financing activities:
Proceeds from common stock issued	—	4
Payments of deferred offering costs	(40)	—
Payments of loan payable	—	(36,383)
Payment of loan payable prepayment fee	—	(263)
Proceeds from employee stock purchase plan issuances	25	4
Repurchase of shares to satisfy tax withholdings	—	18
Net cash used in by financing activities	(15)	(36,620)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,056)	12,471
Cash, cash equivalents, and restricted cash at beginning of period	34,593	46,032
Cash, cash equivalents, and restricted cash at end of period	$26,537	$58,503
Supplemental cash flow information:
Cash paid for interest	$420	$2,828
Cash received for interest	$1,721	$1,434

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

The patient-level and clinical product recall is ongoing and the Company is working with an experienced vendor to manage the process. In September 2023, after the Company announced its voluntary clinical hold, the FDA concurred with the Company's voluntary hold and placed a clinical hold. The Company is working with the FDA to discuss paths for resolution of this issue. The clinical hold and recall affect the Company's two ongoing clinical studies: the Phase 3 MARIO study and a Phase 1 lactation study. The hold does not impact the completed FURI, CARES, VANQUISH and SCYNERGIA clinical studies. The FDA determined that the compassionate use program for ibrexafungerp, which provides ibrexafungerp to patients with limited or no other treatment options, can continue provided the patient’s treating physician concludes a favorable benefit-risk assessment and the patient is made aware of and consents to the risk. This applies to patients currently in the program, as well as for new patients, pending confirmation of available supply. The Company's preclinical stage compound, SCY-247, is not affected by these developments.

The Company had an accumulated deficit of $369.3 million at June 30, 2024. The Company's capital resources primarily comprised cash and cash equivalents and investments of $83.7 million at June 30, 2024. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of SCY-247 and ibrexafungerp; (4) its ability to successfully achieve the development, regulatory, and commercial milestones under its License Agreement with GSK; and (5) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024.

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

Basic and Diluted Net (Loss) Income per Share of Common Stock

The Company calculates net (loss) income per common share in accordance with ASC 260, Earnings Per Share. Basic net (loss) income per common share for the three and six months ended June 30, 2024 and 2023 was determined by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net (loss) income per common share for the three and six months ended June 30, 2024 and 2023 includes the outstanding prefunded warrants to purchase 7,516,267 and 3,200,000 shares of common stock issued in the April 2022 public offering and December 2020 public offering. Diluted net (loss) income per common share for the three and six months ended June 30, 2024 and 2023 was determined as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income allocated to common shares	$(14,458)	$122,260	$(14,047)	$88,384
Dilutive effect of convertible debt	—	433	—	$1,047
Net (loss) income allocated to common shares	$(14,458)	$122,693	$(14,047)	$89,431

Weighted average common shares outstanding – basic	48,511,656	47,837,393	48,379,256	47,797,731
Dilutive effect of convertible debt	—	1,138,200	—	1,138,200
Dilutive effect of restricted stock units	—	947,768	—	230,320
Weighted average common shares outstanding – diluted	48,511,656	49,923,361	48,379,256	49,166,251

Net (loss) income per share – diluted	$(0.30)	$2.46	$(0.29)	$1.82

The following potentially dilutive shares of common stock and outstanding restricted stock units that contain certain performance contingencies have not been included in the computation of diluted net (loss) income per share for the three and six months ended June 30, 2024 and 2023, as the result would be anti-dilutive or the performance contingencies have not been met:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding stock options	2,842,808	1,970,536	2,842,808	1,970,536
Outstanding restricted stock units	3,263,345	400,000	3,263,345	400,000
Warrants to purchase common stock associated with December 2020 public offering - Series 2	—	6,800,000	—	6,800,000
Warrants to purchase common stock associated with April 2022 public offering	15,000,000	15,000,000	15,000,000	15,000,000
Warrants to purchase common stock associated with Loan Agreement	198,811	198,811	198,811	198,811
Common stock associated with March 2019 Notes	1,138,200	—	1,138,200	—
Warrants to purchase common stock associated with Danforth	50,000	50,000	50,000	50,000
Total	22,493,164	24,419,347	22,493,164	24,419,347

Reclassification of Prior Year Amounts

Certain prior year amounts within the changes in operating assets and liabilities on the unaudited condensed consolidated statement of cash flows and certain prior year accrued expenses have been reclassified for consistency with the current year presentation.

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

3. Investments

The following table summarizes the investments at June 30, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2024
Maturities < 1 Year
Corporate bonds	$44,527	$6	$(47)	$44,486
Agency bonds	2,517	—	(2)	2,515
Total short-term investments	$47,044	$6	$(49)	$47,001

Maturities > 1 Year
Corporate bonds	$10,657	$10	$(23)	$10,644
Total investments	$10,657	$10	$(23)	$10,644

As of December 31, 2023
Maturities < 1 Year
Corporate bonds	$35,286	$25	$(13)	$35,298
Agency bonds	5,026	6	—	5,032
Total short-term investments	$40,312	$31	$(13)	$40,330

Maturities > 1 Year
Corporate bonds	$23,594	$143	$(9)	$23,728
Total investments	$23,594	$143	$(9)	$23,728

The Company carries investments at amortized cost. As of June 30, 2024 and December 31, 2023, the fair value of the corporate and agency bonds totals $57.6 million and $64.1 million, respectively, which is determined based on “Level 2” inputs, which consist of quoted prices for similar assets in active markets. The Company has evaluated the unrealized loss position in the corporate and agency bonds as of the balance sheet dates and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid research and development services	$—	$196
Prepaid insurance	651	264
Other prepaid expenses	213	182
Other current assets	554	4,906
Total prepaid expenses and other current assets	$1,418	$5,548

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued research and development expenses	$2,348	$2,830
Accrued employee bonus compensation	906	1,692
Other accrued expenses	862	1,040
Accrued product recall	1,382	1,933
Total accrued expenses	$5,498	$7,495

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

In connection with the entering into of the GSK License Agreement, the Company entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to which the Lenders consented to the Company entering into the GSK License Agreement and the Company agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under the Loan Agreement ($262,500), (iii) the final payment payable under the Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. Upon receipt by the Company of the $90.0 million upfront payment from GSK in May 2023, all amounts payable under the Loan Agreement were fully paid. In connection with the repayment of those amounts due, in May 2023, the Company and the Lenders executed a payoff letter confirming the amounts due under the Loan Agreement, and the Company’s confirmation that the Loan Agreement was terminated. For the three and six months ended June 30, 2023, the Company recognized $1.7 million and $2.0 million, respectively, in amortization for the remaining debt issuance costs and discount associated with the Loan Agreement which was fully paid in May 2023.

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

As of June 30, 2024 and December 31, 2023, the Company’s March 2019 Notes consist of the convertible debt balance of $12.8 million and $12.0 million and the bifurcated embedded conversion option derivative liability of zero and $0.2 million, respectively. In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock. The convertible debt and derivative liability associated with the March 2019 Notes are presented in total on the accompanying unaudited condensed consolidated balance sheets as the convertible debt and derivative liability. The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the statements of operations in other (income) expense. For the three months ended June 30, 2024 and 2023, the Company recognized gains of $28,000 and $42,000, respectively, on the fair value adjustment for the derivative liability. For the six months ended June 30, 2024 and 2023, the Company recognized a gain of $0.2 million and a loss of $0.4 million, respectively, on the fair value adjustment for the derivative liability. For the three months ended June 30, 2024 and 2023, the Company recognized $0.4 million and $0.3 million, respectively, in amortization of debt issuance costs and discount related to the March 2019 Notes. For the six months ended June 30, 2024 and 2023, the Company recognized $0.8 million and $0.3 million, respectively, in amortization of debt issuance costs and discount related to the March 2019 Notes.

The Company estimated the fair value of the convertible debt and derivative liability for the March 2019 Notes using a binomial lattice valuation model and Level 3 inputs. At June 30, 2024 and December 31, 2023, the fair value of the convertible debt and derivative liability for the March 2019 Notes is $12.8 million and $12.7 million, respectively.

The March 2019 Notes bear interest at a rate of 6.0% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2019. The March 2019 Notes will mature on March 15, 2025, unless earlier converted, redeemed or repurchased. The March 2019 Notes constitute general, senior unsecured obligations of the Company.

Other Liabilities

In February 2021, the Company partnered with Amplity for the commercial launch of BREXAFEMME for the treatment of VVC. Under the terms of the agreement with Amplity, the Company was to utilize Amplity’s commercial execution and resources for sales force, remote engagement, training, market access and select operations services. In October 2022, the Company announced that it was actively pursuing a U.S. commercialization partner to out-license BREXAFEMME in order to refocus the Company's resources on the further clinical development of ibrexafungerp for severe, hospital-based indications. As a result, the Company wound down its promotional activities associated with BREXAFEMME. On November 30, 2022, the Company terminated the agreement with Amplity. Under the terms of the original agreement, Amplity deferred a portion of its direct service fees in the first two years (2021 and 2022) that accrued interest at an annual rate of 12.75% (“Deferred Fees”). The Deferred Fees of $5.8 million as of December 31, 2022, classified as other liabilities on the consolidated balance sheet, were fully paid as of February 2023.

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

The following table summarizes certain quantitative information associated with the amounts recognized in the unaudited condensed consolidated financial statements for the Lease (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$166	$166	$332	$332
Variable lease cost	27	46	4	104
Total operating lease expense	$193	$212	$336	$436

Cash paid for amounts included in the measurement of operating lease liability	$181	$177	$362	$355

			June 30, 2024	December 31, 2023
Remaining Lease term (years)			5.09	5.59
Discount rate			15%	15%

Future minimum lease payments for the Lease as of June 30, 2024 are as follows (in thousands):

June 30, 2024
2024	$368
2025	744
2026	759
2027	774
2028	790
Thereafter	466
Total	$3,901

The presentations of the operating lease liability as of June 30, 2024 are as follows (in thousands):

June 30, 2024
Present value of future minimum lease payments	$2,760

Operating lease liability, current portion	$372
Operating lease liability, long-term portion	2,388
Total operating lease liability	$2,760

Difference between future minimum lease payments and discounted cash flows	$1,141

License Arrangement with Potential Future Expenditures

As of June 30, 2024, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company. Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 2 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

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

Legal Proceedings

On November 7, 2023, a securities class action was filed by Brian Feldman against the Company and certain of the Company's executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, the Company made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company's business, operations, and prospects, alleging specifically that the Company failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that the Company did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, the Company were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, the Company's statements about its business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company's common stock between March 31, 2023 to September 22, 2023. On May 1, 2024, and again on June 4, 2024, purported shareholder derivative complaints were filed in the United States District Court, District of New Jersey. The complaints name the Company’s directors and certain of its officers and assert state and federal claims based on the same alleged misstatements as the securities class action complaint. We disagree with the allegations and intend to defend these litigations vigorously and the Company has not recognized any expense for these contingencies.

8. Stockholders’ Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 150,000,000 shares as of June 30, 2024, and December 31, 2023; 37,856,463 and 37,207,799 shares were issued and outstanding at June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2023, 3,787,400 and 4,150,400 of the prefunded warrants from the April 2022 public offering were exercised for total proceeds of $3,787 and $4,150, respectively.

The following table summarizes common stock share activity for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30, 2024
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2024	37,779,796	$41	$428,900	$(354,836)	$74,105
Net loss	—	—	—	(14,458)	(14,458)
Stock-based compensation expense	—	—	759	—	759
Common stock issued for vested restricted stock units	76,667	—	—	—	—
Balance, June 30, 2024	37,856,463	$41	$429,659	$(369,294)	$60,406

	Three Months Ended June 30, 2023
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance, March 31, 2023	33,327,627	$36	$426,214	$(456,164)	$(29,914)
Net income	—	—	—	122,260	122,260
Stock-based compensation expense	—	—	728	—	728
Common stock issued, net of expenses	3,787,400	4	—	—	4
Common stock issued for vested restricted stock units	60,638	—	—	—	—
Balance, June 30, 2023	37,175,665	$40	$426,942	$(333,904)	$93,078

	Six Months Ended June 30, 2024
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	37,207,799	$40	$428,169	$(355,247)	$72,962
Net loss	—	—	—	(14,047)	(14,047)
Stock-based compensation expense	—	—	1,464	—	1,464
Common stock issued through employee stock purchase plan	18,815	—	26	—	26
Common stock issued for vested restricted stock units	629,849	1	—	—	1
Balance, June 30, 2024	37,856,463	$41	$429,659	$(369,294)	$60,406

	Six Months Ended June 30, 2023
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2022	32,682,342	$36	$425,485	$(422,288)	$3,233
Net income	—	—	—	88,384	88,384
Stock-based compensation expense	—	—	1,435	—	1,435
Common stock issued through employee stock purchase plan	2,662	—	4	—	4
Common stock issued, net of expenses	4,150,400	4	—	—	4
Common stock issued for vested restricted stock units	340,261	—	18	—	18
Balance, June 30, 2023	37,175,665	$40	$426,942	$(333,904)	$93,078

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2024	December 31, 2023
Outstanding stock options	2,842,808	1,867,795
Outstanding restricted stock units	3,263,345	1,886,374
Warrants to purchase common stock associated with December 2020 public offering - Series 2	—	6,800,000
Prefunded warrants to purchase common stock associated with December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with April 2022 public offering	15,000,000	15,000,000
Prefunded warrants to purchase common stock associated with April 2022 public offering	7,516,267	7,516,267
Warrants to purchase common stock associated with Loan Agreement	198,811	198,811
Warrant to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance under 2024 Plan (Note 9)	5,874,196	848,202
For possible future issuance under employee stock purchase plan	1,458,171	1,474,045
For possible future issuance under 2015 Plan (Note 9)	637,050	633,590
Total common shares reserved for future issuance	41,178,848	40,613,284

Warrants Associated with the December 2020 and April 2022 Public Offerings

The outstanding warrants associated with the December 2020 public offering contains a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations. The outstanding warrants associated with the April 2022 public offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the warrants do not qualify under the indexation guidance. As a result, the April 2022 public offering warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model. For the three months ended June 30, 2024 and 2023, the Company recognized a loss of $5.8 million and a gain of $8.2 million, respectively, and for the six months ended June 30, 2024 and 2023, recognized a gain of $3.8 million and a loss of $13.5 million, respectively, on the warrant liabilities fair value adjustment. As of June 30, 2024 and December 31, 2023, the fair value of the warrant liabilities was $18.0 million and $21.8 million, respectively.

9. Stock-based Compensation

Pursuant to the terms of the Company’s 2014 Equity Incentive Plan (“2014 Plan”), on January 1, 2024 and 2023, the Company automatically added 1,916,962 and 1,901,960 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively.

2024 Equity Incentive Plan

In April 2024, the Company’s board of directors adopted the 2024 Equity Incentive Plan (“2024 Plan”), which was subsequently approved by the Company’s stockholders and became effective on June 19, 2024. The 2024 Plan is the successor to the 2014 Plan. The 2014 Plan terminated on February 11, 2024 and no new grants may be made under the 2014 Plan after that date, although all outstanding awards granted under the 2014 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards and the terms of the 2014 Plan. The purpose of the 2024 Plan is to allow the Company to utilize equity incentives in order to secure and retain the services of the Company's employees, directors, and consultants, and to provide long-term incentives that align the interests of the Company's employees, directors, and consultants with the interests of the Company's stockholders.

The aggregate number of shares of the Company's common stock that may be issued under the 2024 Plan will not exceed the sum of (i) 6,150,000 new shares, plus (ii) certain shares subject to outstanding awards granted under the 2014 Plan that may become available for grant under the 2024 Plan as such shares become available from time to time. As of June 30, 2024, there were 5,874,196 shares of common stock available for future issuance under the 2024 Plan.

2015 Inducement Award Plan

As of June 30, 2024, there were 637,050 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”). During both the six months ended June 30, 2024 and 2023, there were options to purchase zero shares of the Company’s common stock granted under the 2015 Plan.

The activity for the Company’s 2024 Plan, 2014 Plan, and 2015 Plan, for the six months ended June 30, 2024, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2023	1,867,795	$10.72	6.10	$184
Granted	1,000,060	$1.86
Forfeited/Cancelled	(25,047)	$36.36
Outstanding — June 30, 2024	2,842,808	$7.38	7.04	$254
Exercisable — June 30, 2024	1,545,764	$11.78	5.22	$59
Vested or expected to vest — June 30, 2024	2,842,808	$7.38	7.04	$254

Restricted stock unit (“RSU”) activity under the 2024 Plan, 2014 Plan, and 2015 Plan for the six months ended June 30, 2024, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2023	1,886,374	$2.28
Granted	2,015,940	$1.88
Vested	(629,849)	$3.00
Forfeited	(9,120)	$2.15
Non-vested at June 30, 2024	3,263,345	$1.89

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

Compensation Cost

The compensation cost that has been charged against income for stock awards was $0.8 million and $0.7 million for the three months ended June 30, 2024 and 2023, and was $1.5 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was zero for each of the three and six months ended June 30, 2024 and 2023.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$216	$301	$411	$675
Selling, general and administrative	543	427	1,053	760
Total	$759	$728	$1,464	$1,435

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of June 30, 2024 and December 31, 2023 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Cash	$1,364	$1,364	—	—
Restricted cash	543	543	—	—
Money market funds	24,630	24,630	—	—
Total assets	$26,537	$26,537	—	—

Warrant liabilities	$17,962	—	—	$17,962
Total liabilities	$17,962	—	—	$17,962

December 31, 2023
Cash	$767	$767	—	—
Restricted cash	543	543	—	—
Money market funds	33,283	33,283	—	—
Total assets	$34,593	$34,593	—	—

Warrant liabilities	$21,810	—	—	$21,810
Derivative liability	196	—	—	196
Total liabilities	$22,006	—	—	$22,006

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of June 30, 2024, the cash and cash equivalents of $26.0 million and the restricted cash balances of $0.4 million and $0.2 million within short and long term on the unaudited condensed consolidated balance sheet, respectively, sum to the total of $26.5 million as shown in the unaudited condensed consolidated statement of cash flows.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The unobservable input for all of the Level 3 warrant liabilities includes volatility. The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants. At June 30, 2024, the Level 3 volatility utilized in the Black-Scholes model to fair value the warrant liability was 86.6%.

The Company uses the binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, dividend yield, risk-free rate, adjusted equity volatility, credit rating, market credit spread, and estimated effective yield. The unobservable inputs associated with the Level 3 derivative liabilities are adjusted equity volatility, market credit spread, and estimated yield. As of June 30, 2024, these inputs were 71.8%, 1,477 basis points, and 20.0%, respectively. The senior convertible notes are initially fair valued using the binomial lattice model and with the straight debt fair value calculated using the discounted cash flow method. The residual difference represents the fair value of the embedded derivative liabilities and the fair value of the embedded derivative liabilities are reassessed using the binomial lattice valuation model on a quarterly basis.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2023	$21,810
Gain adjustment to fair value	(3,848)
Balance – June 30, 2024	$17,962

Derivative Liability
Balance – December 31, 2023	$196
Gain adjustment to fair value	(196)
Balance – June 30, 2024	$—

11. Revenue

Product Revenue, Net

Net product revenue was zero and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and zero and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. Products are sold primarily to wholesalers and specialty pharmacies. Revenue is reduced from wholesaler list price at the time of recognition for expected chargebacks, rebates, discounts, incentives, and returns, which are referred to as gross to net (“GTN”) adjustments. These reductions are currently attributed to various commercial arrangements. Chargebacks and discounts are recognized as a reduction in accounts receivable or as accrued expenses based on their nature and settled through the issuance of credits to the customer or through cash payments to the customer, respectively. All other returns, rebates, and incentives are reflected as accrued expenses and settled through cash payments to the customer. Revenue attributed to sales to three wholesalers comprised 46%, 26%, and 25% of the Company’s gross revenue for the six months ended June 30, 2023.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories as of June 30, 2024 and 2023 (in thousands):

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Product Recall (4)	Total
Balance as of December 31, 2023	$—	$36	$89	$1,932	$2,057
Provision related to current period revenue	—	—	—	—	—
Changes in estimate related to prior period revenue	—	51	(26)	—	25
Credit/payments	—	—	(39)	(550)	(589)
Balance as of June 30, 2024	$—	$87	$24	$1,382	$1,493

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Product Recall (4)	Total
Balance as of December 31, 2022	$255	$73	$1,213	$—	$1,541
Provision related to current period revenue	773	316	2,054	—	3,143
Changes in estimate related to prior period revenue	—	693	—	—	693
Credit/payments	(708)	(74)	(1,347)	—	(2,129)
Balance as of June 30, 2023	$320	$1,008	$1,920	$—	$3,248

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

The Company will continue to be responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp but will have the potential to receive up to $72.35 million in development milestones (revised from up to $75.5 million as provided in the GSK License Agreement), which comprise: $25 million already paid; $10 million for the delivery to GSK of final clinical study reports for the completed FURI, CARES, and NATURE clinical studies; up to $30 million for the achievement of two interim milestones associated with the Company's resumption and continued performance of the MARIO Study after the clinical hold is lifted; and $7.35 million for the successful completion of the MARIO Study. In the case of each of the above milestones, such milestone events are defined in the GSK License Agreement, as amended by the Binding MOU. In July 2024, the Company delivered to GSK the final clinical study reports for the completed FURI, CARES, and NATURE clinical studies and the Company expects to collect the $10.0 million development milestone in the third quarter of 2024. GSK will also pay royalties based on cumulative annual sales to us in the mid-single digit to mid-teen range. The royalty terms are not amended by the Binding MOU.

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

As of June 30, 2024, the Company maintains a $19.5 million contract asset associated with the success-based milestones associated with the ongoing clinical studies of ibrexafungerp. The Company believes that the $19.5 million contract asset is collectible given the Company's probability assessment of achieving the milestones as defined in the GSK License Agreement, ongoing development activities, and other information available to the Company. The Company reassessed the transaction price as of June 30, 2024, including estimated variable consideration included in the transaction price and the remaining milestones continued to be constrained.

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

For the three months ended June 30, 2024 and 2023, the Company recognized $0.7 million and $131.0 million of license agreement revenue, respectively, and for the six months ended June 30, 2024 and 2023, the Company recognized $2.1 million and $131.0 million, respectively. As of June 30, 2024, there is $1.2 million and $1.8 million of current and long-term deferred revenue, respectively, which is expected to be recognized by the end of 2025.

License Agreement with Hansoh

In February 2021, the Company entered into an Exclusive License and Collaboration Agreement (the “Hansoh Agreement”) with Hansoh (Shanghai) Health Technology Co., Ltd., and Jiangsu Hansoh Pharmaceutical Group Company Limited (collectively, “Hansoh”), pursuant to which the Company granted to Hansoh an exclusive license to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan (the “Territory”). The Company also granted to Hansoh a non-exclusive license to manufacture ibrexafungerp solely for development and commercialization in the Territory. For the three and six months ended June 30, 2024 and 2023, there was no license agreement revenue recognized associated with the Hansoh Agreement given the variable consideration was fully constrained as of June 30, 2024 and 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipate,” “target,” “goal,” “intend,” “plan,” “seek,” “estimate,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

Overview

SCYNEXIS, Inc. is pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections. We are developing our proprietary antifungal platform “fungerps”, a novel class of antifungal agents called triterpenoids, that are a structurally distinct glucan synthase inhibitors and have generally shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus genera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces genera and in vivo activity against most common mucorales species.

Ibrexafungerp is the first representative of this novel class of antifungals. In June 2021 and December 2022, we announced that the United States (U.S.) Food and Drug Administration (FDA) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC), also known as vaginal yeast infection, and for the reduction in the incidence of recurrent vulvovaginal candidiasis (RVVC), respectively. Oral ibrexafungerp is also under development for other systemic fungal diseases. SCY-247, a second-generation antifungal compound from this novel class, is in preclinical development stage. We anticipate initiating a Phase 1 study for SCY-247 in the fourth quarter of 2024.

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

In March 2023, we entered into a license agreement (the GSK License Agreement) with GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK) in which we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties. In July 2024, we delivered to GSK the final clinical study reports for the completed FURI, CARES, and NATURE clinical studies and we expect to collect a $10.0 million development milestone in the third quarter of 2024. As of June 30, 2024, we have received $115.0 million in upfront and development milestones under the GSK License Agreement. See further details of the GSK License Agreement, including financial terms, as described in Note 11 of Item 1 on this Quarterly Report on Form 10-Q.

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

The patient-level and clinical product recall is ongoing and we are working with an experienced vendor to manage the process. In September 2023, after we announced our voluntary clinical hold, the FDA concurred with our voluntary hold and placed a clinical hold. We are working with the FDA to discuss paths for resolution of this issue. The clinical hold and recall affected two ongoing clinical studies: the Phase 3 MARIO study and a Phase 1 lactation study. The clinical hold does not impact the completed FURI, CARES, VANQUISH and SCYNERGIA clinical studies. The NATURE study, which is an observational study in patients with IC treated with standard of care antifungals (not ibrexafungerp), is also not affected by this hold. The FDA determined that the compassionate use program for ibrexafungerp, which provides ibrexafungerp to patients with limited or no other treatment options, can continue provided the patient’s treating physician concludes a favorable benefit-risk assessment and the patient is made aware of and consents to the risk. This applies to patients currently in the program as well as for new patients, pending confirmation of available supply. Our preclinical stage compound, SCY-247, is not affected by these developments.

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

Legal Proceedings

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. On May 1, 2024, and again on June 4, 2024, purported shareholder derivative complaints were filed in the United States District Court, District of New Jersey. The complaints name our directors and certain of our officers and assert state and federal claims based on the same alleged misstatements as the securities class action complaint. We disagree with the allegations and intend to defend these litigations vigorously.

Repaid Loan Agreement

We, Hercules Capital, Inc. (Hercules Capital) and Silicon Valley Bridge Bank, N.A. (now a division of First Citizens Bank, SVB) were parties to a Loan and Security Agreement dated as of May 13, 2021 (the Loan Agreement), pursuant to which Hercules Capital, SVB and each of the other lenders from time-to-time party to the Loan Agreement (collectively, the Lenders) loaned to us $35 million. In connection with the entering into of the License Agreement, we entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to which the Lenders consented to us entering into the License Agreement and we agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under Loan Agreement ($262,500), (iii) the final payment payable under Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. These payments became due upon the earliest of (A) one business day following receipt by us of the $90 million upfront payment payable to us under the License Agreement, (B) June 1, 2023, or (C) the termination of the License Agreement.

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

Liquidity

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, December 2020, and April 2022. Our principal source of liquidity is cash, cash equivalents, and investments which totaled $83.7 million as of June 30, 2024.

As of June 30, 2024, our accumulated deficit was $369.3 million. We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy. Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations and ongoing operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements.

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

Other Expense (Income)

All of our other expense (income) recognized in the three and six months ended June 30, 2024 and 2023, consists of amortization of debt issuance costs and discount, interest income, interest expense, the warrant liabilities fair value adjustment, and the derivative liabilities fair value adjustment.

Income Tax Expense

For the six months ended June 30, 2024, our income tax expense recognized consists primarily of an expense for U.S. federal income tax.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Period-to-Period Change
Revenue:
Product revenue, net	$—	$468	$(468)	(100.0)%
License agreement revenue	736	130,986	(130,250)	(99.4)%
Total revenue	736	131,454	(130,718)	(99.4)%
Operating expenses:
Cost of product revenue	—	426	(426)	(100.0)%
Research and development	6,807	7,040	(233)	(3.3)%
Selling, general and administrative	3,166	7,474	(4,308)	(57.6)%
Total operating expenses	9,973	14,940	(4,967)	(33.2)%
(Loss) income from operations	(9,237)	116,514	(125,751)	(107.9)%
Other (income) expense:
Amortization of debt issuance costs and discount	421	1,998	(1,577)	(78.9)%
Interest income	(1,130)	(737)	(393)	53.3%
Interest expense	197	1,249	(1,052)	(84.2)%
Warrant liabilities fair value adjustment	5,761	(8,214)	13,975	(170.1)%
Derivative liabilities fair value adjustment	(28)	(42)	14	(33.3)%
Total other expense (income)	5,221	(5,746)	10,967	(190.9)%
Net (loss) income	$(14,458)	$122,260	$(136,718)	(111.8)%

Revenue. For the three months ended June 30, 2024, revenue consists of the $0.7 million in license agreement revenue associated with the License Agreement with GSK. For the three months ended June 30, 2023, revenue primarily consists of the $130.1 million recognized upon the transfer of the license associated with the License Agreement with GSK in May 2023.

Cost of Product Revenue. Cost of product revenue for the three months ended June 30, 2023 consists primarily of distribution, freight, and royalty costs associated with BREXAFEMME.

Research and Development. For the three months ended June 30, 2024, research and development expenses decreased to $6.8 million compared to $7.0 million for the three months ended June 30, 2023. The decrease of $0.2 million, or 3%, for the three months ended June 30, 2024, was primarily driven by a decrease of $1.1 million in clinical expense and a decrease of $0.3 million in salaries primarily associated with medical affairs, offset in part by an increase of $0.7 million in chemistry, manufacturing, and controls (CMC) expense and an increase of $0.5 million in preclinical expense.

The $1.1 million decrease in clinical expense was primarily due to a $0.5 million decrease in clinical expense for the MARIO study and a $0.6 million decrease in clinical expense associated with the FURI, CARES, VANQUISH, and SCYNERGIA studies, which were substantially completed in the third quarter of 2023. The $0.7 million increase in CMC expense is primarily associated with a $0.9 million increase in expense associated with the manufacturing of drug product for SCY-247 and ibrexafungerp. The $0.5 million increase in preclinical expense for the three months ended June 30, 2024 was primarily associated with certain preclinical costs associated with SCY-247.

Selling, General & Administrative. For the three months ended June 30, 2024, selling, general and administrative expenses decreased to $3.2 million from $7.5 million for the three months ended June 30, 2023. The decrease of $4.3 million, or 58%, for the three months ended June 30, 2024, was primarily driven by a decrease of $3.5 million in professional fees and a decrease of $0.3 million in commercial expense due to the costs incurred in the prior comparable period associated with BREXAFEMME. The $3.5 million decrease in professional fees was primarily due to a $3.1 million expense incurred during the prior period for business development associated with the GSK License Agreement.

Amortization of Debt Issuance Costs and Discount. For the three months ended June 30, 2024 and 2023, we recognized $0.4 million and $2.0 million in amortization of debt issuance costs and discount, respectively. The decrease of $1.6 million, or 79%, was primarily driven by the recognition, in the prior period, of $1.7 million in amortization for the remaining debt issuance costs and discount associated with the Loan Agreement which was fully paid in May 2023. The debt issuance costs and discount for our March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the three months ended June 30, 2024 and 2023, we recognized $1.1 million and $0.7 million, respectively, in interest income; the increase was primarily due to the increase in the interest rates on our money market funds and investments.

Interest Expense. For the three months ended June 30, 2024 and 2023, we recognized $0.2 million and $1.2 million, respectively. The decrease in interest expense was primarily due to the repayment of the Loan Agreement in May 2023.

Warrant Liabilities Fair Value Adjustment. For the three months ended June 30, 2024 and 2023, we recognized a loss of $5.8 million and a gain of $8.2 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the increase and decrease in our stock price during the periods, respectively.

Derivative Liabilities Fair Value Adjustment. For the three months ended June 30, 2024 and 2023, we recognized gains of $28,000 and $42,000, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decreases in our stock price during both the periods.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023, together with the changes in those items in dollars and percentage (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Period-to-Period Change
Revenue:
Product revenue, net	$—	$1,598	$(1,598)	(100.0)%
License agreement revenue	2,109	130,986	(128,877)	(98.4)%
Total revenue	2,109	132,584	(130,475)	(98.4)%
Operating expenses:
Cost of product revenue	—	562	(562)	(100.0)%
Research and development	14,019	13,875	144	1.0%
Selling, general and administrative	6,835	12,314	(5,479)	(44.5)%
Total operating expenses	20,854	26,751	(5,897)	(22.0)%
(Loss) income from operations	(18,745)	105,833	(124,578)	(117.7)%
Other expense (income):
Amortization of debt issuance costs and discount	822	2,256	(1,434)	(63.6)%
Interest income	(2,402)	(1,325)	(1,077)	81.3%
Interest expense	403	2,695	(2,292)	(85.0)%
Warrant liabilities fair value adjustment	(3,848)	13,459	(17,307)	(128.6)%
Derivative liabilities fair value adjustment	(196)	364	(560)	(153.8)%
Total other (income) expense	(5,221)	17,449	(22,670)	(129.9)%
(Loss) income before taxes	(13,524)	88,384	(101,908)	(115.3)%
Income tax expense	523	—	523	—%
Net (loss) income	$(14,047)	$88,384	$(102,431)	(115.9)%

Revenue. For the six months ended June 30, 2024, revenue consists of the $2.1 million in license agreement revenue associated with the License Agreement with GSK. For the six months ended June 30, 2023, revenue primarily consists of the $130.1 million recognized upon the transfer of the license associated with the License Agreement with GSK in May 2023 and $1.6 million in product sales of BREXAFEMME.

Cost of Product Revenue. Cost of product revenue for the six months ended June 30, 2023 consists primarily of distribution, freight, and royalty costs associated with BREXAFEMME.

Research and Development. For the six months ended June 30, 2024, research and development expenses increased to $14.0 million compared to $13.9 million for the six months ended June 30, 2023. The increase of $0.1 million, or 1%, for the six months ended June 30, 2024, was primarily driven by an increase of $2.2 million in chemistry, manufacturing, and controls (CMC) expense and an increase of $0.8 million in preclinical expense, offset in part by a decrease of $1.9 million in clinical expense, a decrease of $0.7 million in salaries primarily associated with medical affairs and a $0.3 million decrease in other research and development expense.

The $2.2 million increase in CMC expense is primarily associated with a $1.1 million expense for drug product purchased in the current period and a $1.4 million increase in expense associated with manufacturing costs for SCY-247 and ibrexafungerp. The $0.8 million increase in preclinical expense for the three months ended June 30, 2024 was primarily associated with certain preclinical costs associated with SCY-247. The $1.9 million decrease in clinical expense was primarily due to a $0.8 million decrease in expense associated with a Phase 1 study of oral ibrexafungerp that was substantially completed in the prior period and is intended to support the potential NDA filing for the treatment of IC, a $0.8 million decrease in clinical expense for the MARIO study, and a $0.3 million decrease in other clinical expense.

Selling, General & Administrative. For the six months ended June 30, 2024, selling, general and administrative expenses decreased to $6.8 million from $12.3 million for the six months ended June 30, 2023. The decrease of $5.5 million, or 44%, for the six months ended June 30, 2024, was primarily driven by a decrease of $4.2 million in professional fees and a decrease of $0.7 million in commercial expense due to the costs incurred in the prior comparable period associated with BREXAFEMME. The $4.2 million decrease in professional fees was primarily due to a $3.1 million expense incurred during the prior period for business development associated with the GSK License Agreement, a $0.7 million decrease in legal costs associated with the GSK License Agreement, and a $0.5 million expense recognized in the prior period to write off a deferred asset for certain commitment fees associated with the Loan Agreement.

Amortization of Debt Issuance Costs and Discount. For the six months ended June 30, 2024 and 2023, we recognized $0.8 million and $2.3 million in amortization of debt issuance costs and discount. The decrease of $1.4 million, or 64%, was primarily driven by the recognition, in the prior period, of $2.0 million in amortization for the remaining debt issuance costs and discount associated with the Loan Agreement which was fully paid in May 2023. The debt issuance costs and discount for our March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the six months ended June 30, 2024 and 2023, we recognized $2.4 million and $1.3 million, respectively, in interest income; the increase was primarily due to the increase in the interest rates on our money market funds and investments.

Interest Expense. For the six months ended June 30, 2024 and 2023, we recognized $0.4 million and $2.7 million, respectively. The decrease in interest expense was primarily due to the repayment of the Loan Agreement in May 2023.

Warrant Liabilities Fair Value Adjustment. For the six months ended June 30, 2024 and 2023, we recognized a gain of $3.8 million and a loss of $13.5 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease and increase in our stock price during the periods, respectively.

Derivative Liabilities Fair Value Adjustment. For the six months ended June 30, 2024 and 2023, we recognized a gain of $0.2 million and a loss of $0.4 million, respectively, in the fair value adjustment related to the derivative liabilities primarily due to the decrease and increase in our stock price during the periods, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2024, we had cash and cash equivalents and investments of $83.7 million, compared to cash and cash equivalents and short-term investments of $98.0 million as of December 31, 2023. We believe our capital resources are sufficient to fund our on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. As of June 30, 2024, our accumulated deficit was $369.3 million.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash, cash equivalents, and restricted cash, January 1	$34,593	$46,032
Net cash (used in) provided by operating activities	(14,867)	55,475
Net cash provided by (used in) investing activities	6,826	(6,384)
Net cash used in financing activities	(15)	(36,620)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,056)	12,471
Cash, cash equivalents, and restricted cash, June 30	$26,537	$58,503

Operating Activities

The $70.3 million decrease in net cash (used in) provided by operating activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 was primarily due to the $90.0 million upfront receipt from the closing of the GSK License Agreement in the prior period, the continued development costs associated with SCY-247 and ibrexafungerp, and the payment of the deferred fees associated with Amplity in the current period.

Net cash used in operating activities of $14.9 million for the six months ended June 30, 2024, primarily consisted of the $14.0 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $3.8 million, stock-based compensation expense of $1.5 million, and amortization of debt issuance costs and discount of $0.8 million, partially offset by a net favorable change in operating assets and liabilities of $1.4 million. The net favorable change in operating assets and liabilities was due to a net decrease in operating liabilities of $4.8 million and by a net decrease of $6.2 million in operating assets. The net $6.2 million decrease in operating assets is primarily due to a $2.2 million decrease in the license agreement receivable associated with the License Agreement with GSK which was collected in the current period and a $4.1 million decrease in prepaid expenses, other assets, deferred costs, and other. The $4.1 million decrease in prepaid expenses, other assets, deferred costs, and other was primarily due to the collection of a $4.4 million unbilled receivable in the current period from GSK.

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

Investing Activities

Net cash provided by investing activities of $6.8 million for the six months ended June 30, 2024 consisted of purchases and maturities of investments of $10.7 million and $17.5 million, respectively.

Net cash used in investing activities of $6.4 million for the six months ended June 30, 2023 consisted of purchases and maturities of short-term investments of $26.9 million and $20.6 million, respectively.

Financing Activities

Net cash used in financing activities of $15,000 for the six months ended June 30, 2024, consisted primarily of deferred financing costs of $40,000.

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

As of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. On May 1, 2024, and again on June 4, 2024, purported shareholder derivative complaints were filed in the United States District Court, District of New Jersey. The complaints name our directors and certain of our officers and assert state and federal claims based on the same alleged misstatements as the securities class action complaint. We disagree with the allegations and intend to defend these litigations vigorously.

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

10.1

SCYNEXIS, Inc. 2024 Equity Incentive Plan (Filed with the SEC as Exhibit 99.1 to our Registration Statement on Form S-8, filed with the SEC on June 20, 2024, SEC File No. 333-280328, and incorporated by reference here).

10.2

Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the SCYNEXIS, Inc. 2024 Equity Incentive Plan (Filed with the SEC as Exhibit 99.2 to our Registration Statement on Form S-8, filed with the SEC on June 20, 2024, SEC File No. 333-280328, and incorporated by reference here).

10.3

Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the SCYNEXIS, Inc. 2024 Equity Incentive Plan (Filed with the SEC as Exhibit 99.3 to our Registration Statement on Form S-8, filed with the SEC on June 20, 2024, SEC File No. 333-280328, and incorporated by reference here).

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

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2024

By:	/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 7, 2024