Form 10-K
period 2024-12-31
SCYNEXIS INC
filed 2025-03-12
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Market on June 28, 2024 was $74,947,360. Excludes 382,783 shares of the registrant's Common Stock held by executive officers and directors outstanding at June 28, 2024. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 1, 2025, there were 38,981,064 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

SCYNEXIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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
•
We will continue to require substantial additional capital and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our development programs for ibrexafungerp and for SCY-247.
•
We cannot be certain that ibrexafungerp and SCY-247 will receive regulatory approval in the indications we are pursuing, and without regulatory approval it will not be possible to market ibrexafungerp and SCY-247 for these indications. Regulatory approval is a lengthy, expensive and uncertain process, and there is no guarantee that ibrexafungerp and SCY-247 will be approved by the U.S. Food and Drug Administration (FDA) for the indications we are pursuing.
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

Ibrexafungerp is the first representative of this novel class of antifungals with additional assets from the “fungerp” family under development, including SCY-247 which is currently in clinical stages of development. In June 2021 and December 2022, we announced that the United States (U.S.) Food and Drug Administration (FDA) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC), also known as vaginal yeast infection, and for the reduction in the incidence of recurrent vulvovaginal candidiasis (RVVC), respectively. Oral ibrexafungerp is also under development for other systemic fungal diseases.

SCY-247, a second-generation antifungal compound from this novel class, is in clinical development and we initiated a Phase 1 study for SCY-247 in the fourth quarter of 2024.

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

GSK License Agreement

On March 30, 2023, we entered into a license agreement (as amended in December 2023, the GSK License Agreement) with GSK. Pursuant to the terms of the GSK License Agreement, we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than those in the Greater China region and certain other countries already licensed to third parties (the GSK Territory). The parties closed the transactions contemplated by the GSK License Agreement in May 2023 and we received an upfront payment of $90.0 million. In June 2023 and July 2024, we announced the achievement of a $25.0 million and a $10.0 million performance-based development milestone under the GSK License Agreement, respectively.

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
•
commercial milestone payments of up to $57.5 million based on first commercial sale in IC (U.S./EU) (revised from up to $115 million as provided in the GSK License Agreement); and
•
and sales milestone payments of up to $179.5 / $169.75 / $145.5 million (depending on the date of GSK’s relaunch of BREXAFEMME in the U.S.) (revised from up to $242.5 million as provided in the GSK License Agreement).

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

We will continue to be responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp, which at this stage is only the MARIO study, but will have the potential to receive up to $72.35 million in development milestones (revised from up to $75.5 million as provided in the GSK License Agreement), which comprise: $25 million already paid; $10 million already paid for the delivery to GSK of the final clinical study reports for the completed FURI, CARES, and NATURE clinical studies; up to $30 million for the achievement of two interim milestones associated with our resumption and continued performance of the MARIO study (as defined below) after the clinical hold is lifted; and $7.35 million for the successful completion of the MARIO study.

In the case of each of the above milestones, such milestone events are defined in the GSK License Agreement, as amended by the Binding MOU. GSK will also pay royalties based on cumulative annual sales to us in the mid-single digit to mid-teen range. The royalty terms are not amended by the Binding MOU.

Product Recall and Clinical Hold

Following a review in 2023 by GSK of the manufacturing process and equipment at the vendor that manufactures the ibrexafungerp drug substance, we became aware that exetimibe, a non-antibacterial beta-lactam drug substance, was manufactured using equipment common to the manufacturing process for ibrexafungerp. Current FDA draft guidance recommends segregating the manufacture of non-antibacterial beta-lactam compounds from other compounds since beta-lactam compounds have the potential to act as sensitizing agents that may trigger hypersensitivity or an allergic reaction in some people. In the absence of the recommended segregation, there is a risk of cross contamination. It is not known whether any ibrexafungerp has been contaminated with a beta-lactam compound and we have not received any reports of adverse events due to the possible beta-lactam cross contamination. Nonetheless, out of an abundance of caution and in line with GSK’s recommendation, we recalled BREXAFEMME® (ibrexafungerp tablets) from the market and placed a temporary hold on the clinical studies of ibrexafungerp, including the Phase 3 MARIO study.

We are in the process of destroying all of the patient-level and clinical drug product returned to date with the assistance of an experienced vendor and we are substantially complete with the product recall. In September 2023, after we announced our voluntary clinical hold, the FDA concurred with our voluntary hold and placed a clinical hold. We are working with the FDA to discuss paths for resolution of this issue. The clinical hold and recall affected the Phase 3 MARIO study. Our clinical stage compound, SCY-247, was not affected by these developments.

In response to the hold on clinical studies of ibrexafungerp by the FDA due to possible beta-lactam cross contamination, we have entered into certain new manufacturing agreements with third-party contract manufacturers to produce new batches of ibrexafungerp which we believe will allow us to lift the clinical hold and restart the Phase 3 MARIO study. We are working on the resolution of this issue and we anticipate the restart of the Phase 3 MARIO study, after the FDA's lifting of the clinical hold, in the second quarter of 2025.

SCY-247

SCY-247 is a second-generation antifungal compound, from a novel class of structurally-distinct glucan synthase inhibitors, triterpenoids (fungerps), that are under development as therapeutic options for systemic fungal diseases. The triterpenoid class of antifungals represents the first new class of antifungal compounds since 2001. These agents combine the well-established activity of glucan synthase inhibitors with the potential flexibility of having oral and IV formulations. SCY-247 is in clinical development stage and has demonstrated broad-spectrum antifungal activity, in vitro and in vivo. We anticipate that the FDA may grant QIDP and Fast Track designations for the IV and oral formulations of SCY-247.

We continue to progress the development activities for SCY-247. Some of these activities, including assessing the activity of the compound against multi-drug resistant pathogens such as Candida auris and Mucorales, are being supported by NIH grants. We initiated a Phase 1 study for SCY-247 in the fourth quarter of 2024. The Phase 1 study is a randomized, double-blind, placebo-controlled study of single and multiple ascending doses of oral SCY-247 in approximately 100 healthy subjects. The primary endpoint is safety and tolerability, and the secondary endpoint is pharmacokinetics. We expect to release the single ascending and multiple ascending dose data in the third quarter of 2025.

Class Action Lawsuit

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. We have filed a motion to dismiss. On May 1, 2024, and again on June 4, 2024, purported shareholder derivative complaints were filed in the United States District Court, District of New Jersey. The complaints name our directors and certain of our officers and assert state and federal claims based on the same alleged misstatements as the securities class action complaint. These cases were consolidated and are currently stayed. We disagree with the allegations and we intend to defend these litigations vigorously.

Ibrexafungerp Indications

The ibrexafungerp indications below summarize the status of the indications for ibrexafungerp being developed in the hospital and community settings by us under the GSK License Agreement. We will continue to be responsible for the execution and costs of the Phase 3 MARIO study, the remaining ongoing clinical study of ibrexafungerp. For all studies listed below, we are responsible to provide to GSK the study reports upon completion of the studies. Any NDA submissions for new indications would be made by GSK and any resulting approval(s) would be held by GSK.

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

The primary objective of the study is to determine whether treatment of IC with IV echinocandins followed by oral ibrexafungerp is as effective as treatment with IV echinocandins followed by oral fluconazole (or BAT), the current standard of care. The primary end point of the study will be all-cause mortality at 30 days after initiation of antifungal therapy and global response. The data from the MARIO study is intended to be supportive of an NDA submission for ibrexafungerp as step-down therapy in patients with IC.

Refractory Invasive Fungal Infections (rIFI)

We enrolled 233 patients in our Phase 3 FURI study investigating the potential of ibrexafungerp as a treatment for fungal infections that are refractory or intolerant to other antifungals. We also achieved a target enrollment of 30 patients in our Phase 3 CARES study, focused on patients with infections caused by C. auris. The results from the FURI and CARES studies are positive and consistent with previously disclosed results from interim analyses. We provided the final clinical study reports for the FURI and CARES studies to GSK in July 2024. It is anticipated that the data will be presented at a future scientific meeting.

Invasive Aspergillosis

Based on promising preclinical data from combination use of ibrexafungerp with voriconazole, the current standard of care, vs. Aspergillus spp., a Phase 2 study (SCYNERGIA study) of oral ibrexafungerp in combination with voriconazole in patients with IA was conducted. This study is a randomized, double-blind trial with the objective of assessing the safety and efficacy of oral ibrexafungerp in combination with voriconazole, compared to voriconazole alone. We completed the study with 22 patients enrolled and provided the final clinical study report to GSK in September 2024.

Treatment of VVC

We have completed the VANQUISH Phase 3b open-label trial (VANQUISH study) evaluating the safety and efficacy of ibrexafungerp in patients with complicated vulvovaginal candidiasis who failed to respond to treatment with fluconazole. The VANQUISH study enrolled 150 complicated VVC patients who received 600 mg of oral ibrexafungerp for one, three or seven consecutive days determined by their underlying complicating condition, including immunocompromised state. Complicated patients include patients with recurrent VVC, those with VVC caused by non-albicans Candida species and those with diabetes, immunocompromising conditions (e.g., HIV), or immunosuppressive therapy (e.g., corticosteroids). We provided the final clinical study report to GSK in August 2024.

Key Development Milestones

We are seeking to achieve the following key near term milestones:

•
to lift the clinical hold placed on ibrexafungerp by the FDA to enable the resumption of enrollment in the MARIO study, a global Phase 3 study to evaluate ibrexafungerp as an oral step-down treatment for IC in the hospital setting; and
•
to complete the Phase 1 study for SCY-247 to guide for next steps of clinical development.

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

Triterpenoid Antifungals

The triterpenoid antifungals (the fungerps) are a novel antifungal class that act through the inhibition of the glucan synthase complex, an established target in antifungal therapeutics. They are being developed as oral and IV formulations and have demonstrated potent activity against a large collection of medically relevant strains of Candida and Aspergillus genera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma, and Blastomyces genera. Additionally they have shown in vivo activity in multiple preclinical models of invasive fungal infections including IC, IA and mucormycosis.

Unique attributes of this novel class of antifungals that define its potential to address significant unmet medical needs and provide considerable commercial opportunities include:

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
•
half life adequate for once a day administration; and
•
low risk of drug-drug interactions.

Two antifungals of this novel class have progressed to clinical development: ibrexafungerp, the first representative of this novel class to a obtain a regulatory approval, and SCY-247, our second generation fungerp.

Ibrexafungerp Product Profile

Ibrexafungerp was developed as an oral formulation for the treatment of VVC and the reduction of the incidence of RVVC. The FDA has approved ibrexafungerp (commercial name, BREXAFEMME) for these two indications. Additionally, oral ibrexafungerp has been studied for the treatment of refractory fungal infections and is under investigation as an oral step-down option for the treatment of IC. GSK has licensed global rights for ibrexafungerp and any NDA submissions for new indications would be made by GSK and any resulting approval(s) would be held by GSK.

SCY-247 Product Profile

SCY-247, our second generation fungerp, entered into Phase 1 of the clinical development in the fourth quarter of 2024. Important attributes of this molecule that we have observed in its preclinical development thus far include the well described broad spectrum of potent antifungal activity of the fungerps, high tissue concentrations, and low potential for drug-drug interactions. We intend to develop this novel compound for oral an IV administration and will focus our development efforts to address significant unmet needs in the treatment and prevention of severe systemic or invasive fungal infections with a key focus on those infections in which antimicrobial resistance is a growing concern. We believe that SCY-247, if approved, has the potential to address significant gaps with commercially available therapies for certain indications.

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

Invasive Candidiasis / rIFI

Treatment options for IC are limited to three main drug classes: echinocandins, azoles, and amphotericin B. The echinocandins are considered the first line recommended therapy in most invasive candidiasis settings. Because the echinocandins can be administered only intravenously, orally administered azoles are often used as step-down agents after initial IV echinocandin therapy. However, antifungal treatment duration for invasive candidiasis typically extends for several weeks and patients for whom the azoles are not a suitable therapy due to resistance, intolerance, or risk of drug-to-drug interaction are restricted to use IV therapy for several weeks. Amphotericin B is also only available via IV administration and is associated with a significant risk of renal toxicity and infusion reactions, making it an unsuitable option in settings where there is underlying, or high risk of, renal impairment. Due to significant monitoring issues, Amphotericin B is also less desirable for outpatient parenteral administration. The echinocandins are typically well tolerated but clinical resistance is rising in many centers, due to development of mutations in the fks genes leading to echinocandin resistance and shift species with natural resistance as well as the rise of novel drug resistant species, such as Candida auris. When resistance develops, the available treatment options may be less efficacious or more toxic. The phenomenon of multi-drug resistance is also reported among isolates of different species of Candida, making the management of patients suffering from these infections extraordinarily challenging, considering the very limited treatment options available. Specifically, 90% of Candida auris isolates have been reported to be resistant to at least one antifungal agent and 30% of isolates resistant to at least two antifungals.

There is a clear need for new antifungal treatment options for patients with IC that are refractory or intolerant to available therapies as well as for those who would benefit from oral therapy. We believe ibrexafungerp has the potential to address many of these unmet needs by providing a well-tolerated oral antifungal agent, with low risk for drug-drug interactions that has activity against azole-resistant and most echinocandin-resistant strains.

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

Competition for the Fungerps

Competitors include large pharmaceutical and biotechnology companies, and specialty pharmaceutical and generic drug companies. The leading antifungal drugs representing each main class are as follows:

Azoles. Noxafil® (posaconazole) marketed by Merck and Cresemba® (isavuconazole), approved in the U.S. and other global markets and marketed by Astellas in the U.S.; Vivjoa® (oteseconzaole) marketed by Mycovia Pharmaceuticals, Inc., Diflucan® (fluconazole), Pfizer, off-patent with multiple generics, Terazol (terconazole), Jannsen, off-patent with multiple generics, Gynazole (butoconazole), Perrigo, off patent with multiple generics;

Echinocandins. Rezzayo® (rezafungin) marketed by Melinta Therapeutics, Cancidas® (caspofungin), a product that became generic in March 2017, and Mycamine® (micafungin), a generic product. Pfizer markets the echinocandin Eraxis® (anidulafungin); and

Polyenes. AmBisome® (liposomal amphotericin B), a product sold by Gilead in Europe, by Astellas in the U.S. and by Dainippon-Sumitomo in Japan.

Various other producers market and sell generic oral voriconazole, fluconazole and itraconazole.

Other antifungals in development include Fosmanogepix being developed by Basilea Pharmaceuticals Inc., the polyene amphotericin B oral formulation MAT2203 being developed by Matinas BioPharma Holdings Inc., and Olorofim (F901318) being developed by F2G Limited.

We believe that the fungerps have the ability to perform well in the future fungal infection market given the limited competitive marketplace, the unmet medical need, and the often high mortality rate of many of these infections. The key competitive factors affecting the success of the fungerps, if approved, are likely to be its efficacy, safety, convenience, use in outpatient settings, the level of generic competition and the availability of reimbursement from government and other third-party payors. If approved, we believe that the fungerp's unique features, including being from a novel antifungal class, broad-spectrum of activity including resistant strains, IV and oral formulations, fungicidal activity versus Candida, high tissue penetration, and favorable safety profile, will differentiate it from competing products and allow premium pricing to generics and other competing products.

The commercial opportunity for the fungerps could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we or GSK (in the case of ibrexafungerp) may develop. Competitors also may obtain FDA, or other regulatory, approval for their products more rapidly than we or GSK (in the case of ibrexafungerp) obtain approvals. In addition, the commercial success of ibrexafungerp may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products. In the azole class, fluconazole, itraconazole, posaconazole, and oral voriconazole are generic. Caspofungin, the largest selling echinocandin, is now available on a generic basis. If approved, we believe the fungerps will be capable of delivering value supportive of premium pricing over competitive generic products.

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

Following a review in 2023 by GSK of the manufacturing process and equipment at the vendor that manufactures the ibrexafungerp drug substance, we became aware that exetimibe, a non-antibacterial beta-lactam drug substance, was manufactured using equipment common to the manufacturing process for ibrexafungerp. Current FDA draft guidance recommends segregating the manufacture of non-antibacterial beta-lactam compounds from other compounds since beta-lactam compounds have the potential to act as sensitizing agents that may trigger hypersensitivity or an allergic reaction in some people. In the absence of the recommended segregation, there is a risk of cross contamination. It is not known whether any ibrexafungerp has been contaminated with a beta-lactam compound and we have not received any reports of adverse events due to the possible beta-lactam cross contamination. Nonetheless, out of an abundance of caution and in line with GSK’s recommendation, we recalled BREXAFEMME® (ibrexafungerp tablets) from the market and placed a temporary hold on clinical studies of ibrexafungerp, including the Phase 3 MARIO study.

We are in the process of destroying all of the patient-level and clinical drug product returned to date with the assistance of an experienced vendor and we are substantially complete with the product recall. We engaged with the FDA and during a meeting in September 2023, the FDA concurred with our voluntary hold and placed a clinical hold. We are working to provide additional information to the FDA and discuss potential paths for resolution of this issue. The clinical hold and recall affect our ongoing Phase 3 MARIO study. The hold did not impact the completed FURI, CARES, VANQUISH and SCYNERGIA clinical studies. Our clinical stage compound, SCY-247, is not affected by these developments.

In response to the hold on clinical studies of ibrexafungerp by the FDA due to possible beta-lactam cross contamination, we have entered into certain new manufacturing agreements with third-party contract manufacturers to produce new batches of ibrexafungerp which we believe will allow us to lift the clinical hold and restart the Phase 3 MARIO study. We are working on the resolution of this issue and we anticipate the restart of the Phase 3 MARIO study, after the FDA's lifting of the clinical hold, in the second quarter of 2025.

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

Collaborations and Licensing Agreements Associated with Our Core Drug Development Operations

We have a number of licensing and collaboration agreements associated with our core drug development operations, including the following:

GSK

On March 30, 2023 (as amended in December 2023), we entered into the GSK License Agreement. Pursuant to the terms of the GSK License Agreement, we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than those in the Greater China region and certain other countries already licensed to third parties (the GSK Territory). The parties closed the transactions contemplated by the GSK License Agreement in May 2023 and we received an upfront payment of $90.0 million. In June 2023 and July 2024, we announced the achievement of a $25.0 million and a $10.0 million performance-based development milestone under the GSK License Agreement, respectively. The GSK License Agreement was amended in connection with the delay in the commercialization of BREXAFEMME and further clinical development of ibrexafungerp associated with this event.

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

Cypralis and Waterstone

In July 2016, we entered into an asset purchase agreement with UK-based Cypralis Limited (Cypralis), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the asset purchase agreement, we are eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. We retain the right to repurchase the portfolio assets from Cypralis if abandoned or prioritized. Additionally, in October 2014 we entered into a license agreement with Waterstone Pharmaceutical HK Limited (Waterstone) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds. We are entitled to receive potential milestones and royalties from Waterstone.

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

For example, sales, marketing and scientific/educational grant programs must comply with the federal and state anti-fraud and abuse laws, false claims laws, the privacy provisions of HIPAA and payment transparency laws.

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

Pharmaceutical Coverage, Pricing and Reimbursement

The ability to commercialize BREXAFEMME and any of our product candidates successfully will depend in part on the extent to which the United States and foreign governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product candidates and related treatments. In many of the markets where we would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. One third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly.

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

Healthcare Reform

In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system to contain costs, improve quality, and expand access to care. For example, in the United States the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. There have been amendments to and executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act and our business.

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

There also has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

As of March 1, 2025, we are the owner of more than ten issued U.S. patents and more than 135 issued non-U.S. patents with claims to novel compounds, compositions containing them, processes for their preparation, and their uses as pharmaceutical agents, with terms expiring between 2027 and 2038. Of these patents, six U.S. patents relate to ibrexafungerp, and one U.S. patent relates to SCY-247. We are actively pursuing several U.S. patent applications and many non-U.S. patent applications in multiple jurisdictions worldwide.

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

Employees

As of March 1, 2025, we had 28 employees, all of whom were employed on a full-time basis. Our employees are engaged in administration, accounting and finance, research, clinical development, manufacturing, and business development functions. We believe our relations with our employees are good.

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

We do not expect to be profitable in the foreseeable future. We incurred net losses in each year since our inception except for the year ended December 31, 2023 which was primarily due to the $90.0 million upfront payment received under the GSK License Agreement in May 2023. As of December 31, 2024, we had an accumulated deficit of approximately $376.5 million. On a prospective basis, our strategic focus, along with the commitment of our financial resources, will be directed towards the development of SCY-247 and ibrexafungerp. We had cash, cash equivalents, and investments of $75.1 million as of December 31, 2024. We have suffered substantial losses from operations since inception and will require additional financing.

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

Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter to quarter or year to year due to a variety of factors, many of which are beyond our control. The following factors relating to our business, as well as factors described elsewhere in this report, may contribute to these fluctuations:

•
the costs associated with completing the ongoing and anticipated clinical studies for ibrexafungerp and SCY-247, which are difficult for us to predict, including the potential costs associated with the anticipated resumption of the Phase 3 MARIO study if the clinical hold is lifted;
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

Our ability to access capital could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as pandemics and conflicts and related sanctions, bank failures, and increasing inflation rates and tariffs and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our ability to access capital include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

We currently have one product approved which is subject to a product recall, BREXAFEMME, which is approved for the treatment of VVC and for the reduction in the incidence of RVVC, and we cannot guarantee that we will obtain more marketable products. The development and commercialization of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market product candidates in the United States until and unless we receive approval of an NDA or NDA supplement from the FDA. An NDA supplement has not been submitted for ibrexafungerp for the treatment of refractory invasive fungal infections, invasive pulmonary aspergillosis or any other indications. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The product development and regulatory review process typically takes years to complete, involves numerous uncertainties and the potential for concerns to emerge late in the development process, and approval is never guaranteed. Even if a product is approved, the FDA may limit the indications for which the product may be used, require extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate, including the imposition of a Risk Evaluation and Mitigation Strategy, or REMS. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of a product candidate, once obtained, may be withdrawn. If ibrexafungerp or any of our other wholly-owned or partnered product candidates do not receive timely regulatory approval, or fail to maintain that regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, the submission of our NDA or the receipt of regulatory approval does not assure commercial success of any approved product.

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

We do not know whether our current clinical trials of ibrexafungerp and SCY-247 will be completed on schedule or at all, or whether any future clinical trials of ibrexafungerp or any future product candidates we may seek to develop will be allowed to commence or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

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

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product application, or approval of a supplemental application to add a new indication or other changes, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval, or approval of supplemental applications for new indications or other changes. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If ibrexafungerp or any future product candidates are found to be unsafe or lack efficacy, we or our collaborators will not be able to obtain regulatory approval for them and our business would be harmed. For example, if the results of our completed and current Phase 3 clinical trials of ibrexafungerp do not achieve, to the satisfaction of regulators, the primary efficacy endpoints and demonstrate an acceptable level of safety, the prospects for approval of ibrexafungerp would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the Affordable Care Act). The Affordable Care Act is designed to expand access to affordable health insurance, control healthcare spending, and improve healthcare quality. The law included provisions to, among other things, tie Medicare provider reimbursement to healthcare quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements, increased funding and initiatives to address fraud and abuse, and incentives to state Medicaid programs to expand their coverage and services. It also imposed an annual tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs.” There have been amendments to and executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act.

On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the second Trump Administration will impact the Affordable Care Act and our business.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Further, the IRA, among other things (i) directs the U.S. Department of Health and Human Services, (HHS), to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare, or the Medicare Drug Price Negotiation Program and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could have a negative impact on our sales of any future approved products.

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

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the war between Russia and Ukraine and the conflicts in the Middle East, disruptions in the banking system and financial markets, and increased inflation. The ongoing geopolitical conflicts in various parts of the world, including but not limited to Russia, Ukraine and the Middle East, are difficult to predict. The ongoing military action along with the potential for a wider conflict could further increase financial market volatility and cause negative effects on regional and global economic markets, industries, and companies. It is not currently possible to determine the severity of any potential adverse impact of this event on our financial condition, or more broadly, upon the global economy.

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

As of March 1, 2025, we had 28 full time employees. Further, as we advance ibrexafungerp and SCY-247 through clinical studies, clinical trials and commercialization for other indications, we will need to increase our product development, scientific, marketing, sales and administrative headcount to manage these efforts. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials as required by local country regulations, in addition to limited product liability coverage for BREXAFEMME. Our annual limit is $25.0 million per occurrence and $25.0 million aggregate. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for product candidates, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash available to develop ibrexafungerp and any future product candidates we may seek to develop and adversely affect our business.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales may also result in new investors gaining rights superior to our existing stockholders. For example, on November 6, 2024, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $50.0 million under an “at-the-market” offering program under which we have sold zero shares of our common stock as of December 31, 2024. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities or equity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature such as data about our research and clinical trials (the Information Systems and Data).

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

ITEM 3. LEGAL PROCEEDINGS

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. We have filed a motion to dismiss. On May 1, 2024, and again on June 4, 2024, purported shareholder derivative complaints were filed in the United States District Court, District of New Jersey. The complaints name our directors and certain of our officers and assert state and federal claims based on the same alleged misstatements as the securities class action complaint. These cases were consolidated and are currently stayed. We disagree with the allegations and we intend to defend these litigations vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “SCYX.”

Stockholders

As of March 1, 2025, there were approximately 43 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We did not purchase any of our securities during the fourth quarter of 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the year ended December 31, 2024, are not necessarily indicative of results that may occur in future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

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

Ibrexafungerp is the first representative of this novel class of antifungals with additional assets from the “fungerp” family under development, including SCY-247 which is currently in clinical stages of development. In June 2021 and December 2022, we announced that the United States (U.S.) Food and Drug Administration (FDA) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC), also known as vaginal yeast infection, and for the reduction in the incidence of recurrent vulvovaginal candidiasis (RVVC), respectively. Oral ibrexafungerp is also under development for other systemic fungal diseases.

SCY-247, a second-generation antifungal compound from this novel class, is in clinical development and we initiated a Phase 1 study for SCY-247 in the fourth quarter of 2024.

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

GSK License Agreement

On March 30, 2023, we entered into a license agreement (as amended in December 2023, the GSK License Agreement) with GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK). Pursuant to the terms of the GSK License Agreement, we granted GSK an exclusive (even as to us and our affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than those in the Greater China region and certain other countries already licensed to third parties (the GSK Territory). The parties closed the transactions contemplated by the GSK License Agreement in May 2023 and we received an upfront payment of $90.0 million. In June 2023 and July 2024, we announced the achievement of a $25.0 million and a $10.0 million performance-based development milestone under the GSK License Agreement, respectively.

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
•
commercial milestone payments of up to $57.5 million based on first commercial sale in IC (U.S./EU) (revised from up to $115 million as provided in the GSK License Agreement); and
•
and sales milestone payments of up to $179.5 / $169.75 / $145.5 million (depending on the date of GSK’s relaunch of BREXAFEMME in the U.S.) (revised from up to $242.5 million as provided in the GSK License Agreement).

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

We will continue to be responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp, which at this stage is only the Phase 3 MARIO study, but will have the potential to receive up to $72.35 million in development milestones (revised from up to $75.5 million as provided in the GSK License Agreement), which comprise: $25 million already paid; $10 million already paid for the delivery to GSK of the final clinical study reports for the completed FURI, CARES, and NATURE clinical studies; up to $30 million for the achievement of two interim milestones associated with our resumption and continued performance of the MARIO study after the clinical hold is lifted; and $7.35 million for the successful completion of the Phase 3 MARIO study.

In the case of each of the above milestones, such milestone events are defined in the GSK License Agreement, as amended by the Binding MOU. GSK will also pay royalties based on cumulative annual sales to us in the mid-single digit to mid-teen range. The royalty terms are not amended by the Binding MOU.

Product Recall and Clinical Hold

Following a review in 2023 by GSK of the manufacturing process and equipment at the vendor that manufactures the ibrexafungerp drug substance, we became aware that exetimibe, a non-antibacterial beta-lactam drug substance, was manufactured using equipment common to the manufacturing process for ibrexafungerp. Current FDA draft guidance recommends segregating the manufacture of non-antibacterial beta-lactam compounds from other compounds since beta-lactam compounds have the potential to act as sensitizing agents that may trigger hypersensitivity or an allergic reaction in some people. In the absence of the recommended segregation, there is a risk of cross contamination. It is not known whether any ibrexafungerp has been contaminated with a beta-lactam compound and we have not received any reports of adverse events due to the possible beta-lactam cross contamination. Nonetheless, out of an abundance of caution and in line with GSK’s recommendation, we recalled BREXAFEMME® (ibrexafungerp tablets) from the market and placed a temporary hold on clinical studies of ibrexafungerp, including the Phase 3 MARIO study.

We are in the process of destroying all of the patient-level and clinical drug product returned to date with the assistance of an experienced vendor and we are substantially complete with the product recall. In September 2023, after we announced our voluntary clinical hold, the FDA concurred with our voluntary hold and placed a clinical hold. We are working with the FDA to discuss paths for resolution of this issue. The clinical hold and recall affected the Phase 3 MARIO study. Our clinical stage compound, SCY-247, was not affected by these developments.

In response to the hold on clinical studies of ibrexafungerp by the FDA due to possible beta-lactam cross contamination, we have entered into certain new manufacturing agreements with third-party contract manufacturers to produce new batches of ibrexafungerp which we believe will allow us to lift the clinical hold and restart the Phase 3 MARIO study. We are working on the resolution of this issue and we anticipate the restart of the Phase 3 MARIO study, after the FDA's lifting of the clinical hold, in the second quarter of 2025.

SCY-247

We continue to progress the development activities for SCY-247. SCY-247 is a broad-spectrum antifungal with a potential oral and IV systemic therapeutic option for multiple drug-resistant pathogens. Some of these activities, including assessing the activity of the compound against multi-drug resistant pathogens such as Candida auris and Mucorales, are being supported by NIH grants. We initiated a Phase 1 study for SCY-247 in the fourth quarter of 2024. The Phase 1 study is a randomized, double-blind, placebo-controlled study of single and multiple ascending doses of oral SCY-247 in approximately 100 healthy subjects. The primary endpoint is safety and tolerability, and the secondary endpoint is pharmacokinetics. We expect to release the single ascending and multiple ascending dose data in the third quarter of 2025.

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

Class Action Lawsuit

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. We have filed a motion to dismiss. On May 1, 2024, and again on June 4, 2024, purported shareholder derivative complaints were filed in the United States District Court, District of New Jersey. The complaints name our directors and certain of our officers and assert state and federal claims based on the same alleged misstatements as the securities class action complaint. These cases were consolidated and are currently stayed. We disagree with the allegations and we intend to defend these litigations vigorously.

Liquidity

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, December 2020, and April 2022. Our principal source of liquidity is cash, cash equivalents, and investments which totaled $75.1 million as of December 31, 2024.

As of December 31, 2024, our accumulated deficit was $376.5 million. We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy. We also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations and ongoing operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements or our “at-the-market” offering program pursuant to the Sales Agreement.

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
•
fees paid to clinical research organizations (CROs), vendors, consultants and other third parties who support our product candidate development;
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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation. This includes personnel in executive, accounting and finance, commercial, human resources, business development, and administrative support functions. Other expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for accounting, auditing, tax and legal services, consulting costs for general and administrative purposes, patent application and legal fees, information systems maintenance and marketing efforts.

Other Expense (Income)

Substantially all of our other expense (income) during the periods reported consists of costs associated with:

•
fair value adjustments to our warrant and derivative liabilities;
•
interest expense;
•
amortization of debt issuance costs and discount;
•
other income associated with research and development credits; and
•
interest income associated with our held-to-maturity investments and money market accounts.

Income Tax Expense

For the years ended December 31, 2024 and 2023, our income tax expense recognized consists primarily of income tax expense for U.S. federal and state income taxes.

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, and period-to-period percentage change (dollars in thousands):

	Years Ended December 31,
	2024	2023	Period-to-Period Change
Revenue:
Product revenue, net	$—	$1,044	(1,044)	(100.0)%
License agreement revenue	3,746	139,097	(135,351)	(97.3%)
Total revenue	3,746	140,141	(136,395)	(97.3%)
Operating expenses:
Cost of product revenue	—	15,624	(15,624)	(100.0%)
Research and development	26,405	30,928	(4,523)	(14.6)%
Selling, general and administrative	14,458	20,920	(6,462)	(30.9)%
Total operating expenses	40,863	67,472	(26,609)	(39.4)%
(Loss) income from operations	(37,117)	72,669	(109,786)	(151.1)%
Other expense (income):
Amortization of debt issuance costs and discount	1,726	2,994	(1,268)	(42.4)%
Interest income	(4,291)	(3,954)	(337)	8.5%
Interest expense	828	3,130	(2,302)	(73.5)%
Other income	(235)	—	(235)	—
Warrant liabilities fair value adjustment	(13,812)	3,166	(16,978)	(536.3)%
Derivative liabilities fair value adjustment	(196)	154	(350)	(227.3)%
Total other (income) expense	(15,980)	5,490	(21,470)	(391.1)%
(Loss) income before taxes	(21,137)	67,179	(88,316)	(131.5)%
Income tax (expense)	(151)	(138)	(13)	9.4%
Net (loss) income	$(21,288)	$67,041	$(88,329)	(131.8)%

Revenue. For the year ended December 31, 2024, revenue consists of the $3.7 million in license agreement revenue associated with the GSK License Agreement. For the year ended December 31, 2023, revenue primarily consists of the $130.1 million recognized upon the transfer of the license associated with the GSK License Agreement in May 2023.

Cost of Product Revenues. For the year ended December 31, 2023, cost of product revenue consists primarily of the $14.5 million in impairment expense recognized in the period in addition to manufacturing, distribution, freight, and royalty costs associated with BREXAFEMME.

Research and Development. For the year ended December 31, 2024, research and development expenses decreased to $26.4 million from $30.9 million for the year ended December 31, 2023. The decrease of $4.5 million, or 14.6%, was primarily driven by a decrease of $7.4 million in clinical expense, a decrease of $1.3 million in salary expense primarily associated with medical affairs, and a net decrease in other research and development expense of $0.4 million, offset in part by an increase of $3.9 million in chemistry, manufacturing, and controls (CMC) expense, and an increase of $0.7 million in preclinical expense.

The $7.4 million decrease in clinical expense was primarily due to a $4.4 million decrease in expense for the Phase 3 MARIO study as a result of the clinical hold on ibrexafungerp, a $1.6 million decrease in the expense associated with the FURI, CARES, and SCYNERGIA studies which were substantially complete by the second quarter of 2024, a $1.0 million decrease in expense associated with a Phase 1 study of oral ibrexafungerp that was substantially completed in the prior period and is intended to support the potential NDA filing for the treatment of IC, and a $1.0 million decrease in expense associated with the Phase 1 lactation study, offset in part by a $0.8 increase in expense recognized in the year ended December 31, 2024 for the Phase 1 study for SCY-247 which was initiated in the fourth quarter of 2024. The $3.9 million increase in CMC expense is primarily associated with a $1.8 million expense for drug product purchased in the year ended December 31, 2024 and a $1.9 million increase in expense associated with the manufacturing of drug product for SCY-247 and ibrexafungerp. The $0.7 million increase in preclinical expense was primarily associated with certain preclinical costs associated with the continued development of SCY-247.

Selling, General and Administrative. For the year ended December 31, 2024, selling, general and administrative expenses decreased to $14.5 million from $20.9 million for the year ended December 31, 2023. The decrease of $6.5 million, or 30.9%, was primarily driven by a decrease of $5.8 million in professional fees and a decrease of $0.9 million in commercial expense due to the costs incurred in the prior period associated with BREXAFEMME, offset by a net increase of $0.2 million in other selling, general, and administrative expense. The $5.8 million decrease in professional fees was primarily due to a $3.1 million expense incurred during the prior period for business development associated with the GSK License Agreement, a $0.8 million nonrecurring legal expense incurred in the prior period, a $0.7 million decrease in legal costs associated with the GSK License Agreement, and a $0.5 million expense recognized in the prior period to write off a deferred asset for certain commitment fees associated with the Loan Agreement.

Amortization of Debt Issuance Costs and Discount. For the years ended December 31, 2024 and 2023, we recognized $1.7 million and $3.0 million in amortization of debt issuance costs and discount, respectively. The decrease of $1.3 million, or 42%, was primarily driven by the recognition, in the prior period, of $1.9 million in amortization for the remaining debt issuance costs and discount associated with the Loan Agreement which was fully paid in May 2023. The debt issuance costs and discount for our March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the years ended December 31, 2024 and 2023, we recognized $4.3 million and $4.0 million, respectively, in interest income associated with our money market accounts and investments. The increase was primarily due to the interest income being earned on our money market funds and investments for the full period in 2024.

Interest Expense. For the years ended December 31, 2024 and 2023, we recognized $0.8 million and $3.1 million, respectively, in interest expense associated with our Loan Agreement and convertible debt. The decrease in interest expense was primarily due to the repayment of the Loan Agreement in May 2023.

Other Income. For the year ended December 31, 2024, we recognized $0.2 million in other income associated with certain research and development tax credits.

Warrant Liabilities Fair Value Adjustment. For the years ended December 31, 2024 and 2023, we recognized a gain of $13.8 million and a loss of $3.2 million, respectively, for the fair value adjustment for warrant liabilities primarily due to the decrease and increase in our stock price during the periods, respectively.

Derivative Liabilities Fair Value Adjustment. For the years ended December 31, 2024 and 2023, we recognized a gain of $0.2 million and a loss of $0.2 million, respectively, in the fair value adjustment related to the derivative liability primarily due to the decrease and increase in our stock price during the periods, respectively.

Income Tax Expense. For the year ended December 31, 2024, we recognized $0.2 million in income tax expense primarily for U.S. federal income tax.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had cash, cash equivalents, and investments of approximately $75.1 million, compared to cash, cash equivalents, and investments of $98.0 million as of December 31, 2023. We believe our capital resources are sufficient to fund our on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying consolidated financial statements.

As of December 31, 2024, our accumulated deficit was $376.5 million. We anticipate that we will continue to incur losses for at least the next several years. Consistent with our operating plan, we expect to incur significant research and development expenses and selling, general and administrative expenses. As a result of our continued significant expenses, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding, strategic alliances and licensing or collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Years Ended December 31,
	2024	2023
Cash, cash equivalents, and restricted cash, January 1	$34,593	$46,032
Net cash (used in) provided by operating activities	(24,009)	60,159
Net cash provided by (used in) investing activities	6,150	(34,877)
Net cash used in financing activities	(139)	(36,721)
Net decrease in cash, cash equivalents, and restricted cash	(17,998)	(11,439)
Cash, cash equivalents, and restricted cash, December 31	$16,595	$34,593

Operating Activities

The $84.2 million decrease in net cash (used in) provided by operating activities for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the $115.0 million in upfront and development milestones received under the GSK License Agreement in the prior period and the continued development costs associated with SCY-247 and ibrexafungerp in the year ended December 31, 2024, offset in part by the $10.0 million development milestone received under the GSK License Agreement in the year ended December 31, 2024.

Net cash used in operating activities of $24.0 million for the year ended December 31, 2024, primarily consisted of the $21.3 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $13.8 million, stock-based compensation expense of $3.3 million, accretion of investment discount of $1.3 million, and the amortization of debt issuance costs and discount of $1.7 million, plus a net favorable change in operating assets and liabilities of $7.3 million. The net favorable change in operating assets and liabilities of $7.3 million is due to a favorable change of $15.0 million due to the decrease in operating assets, offset by an unfavorable change of $7.7 million due to the decrease in operating liabilities The net $15.0 million decrease in operating assets is primarily due to a decrease of $9.9 million in the license agreement contract asset given the receipt of the $10.0 million development milestone associated with the GSK License Agreement in the year ended December 31, 2024, a $1.7 million decrease in the license agreement receivable associated with the GSK License Agreement which was collected in the year ended December 31, 2024, and a $3.4 million decrease in prepaid expenses, other assets, deferred costs, and other. The $3.4 million decrease in prepaid expenses, other assets, deferred costs, and other was primarily due to the collection of a $4.4 million unbilled receivable in the year ended December 31, 2024 from GSK. The net unfavorable change of $7.7 million in operating liabilities is primarily due to the $2.7 million decrease in accounts payable and a $3.7 million decrease in accrued expenses primarily due to the $2.1 million decrease in accrued research and development expenses and a $1.4 million decrease in accrued product recall.

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

Investing Activities

Net cash provided by investing activities of $6.2 million for the year ended December 31, 2024, consisted of purchases of $36.4 million and maturities of $42.6 million in investments.

Net cash used in investing activities of $34.9 million for the year ended December 31, 2023, consisted of purchases of $85.5 million and maturities of $50.6 million in investments.

Financing Activities

Net cash used in financing activities of $0.1 million for the year ended December 31, 2024, consisted primarily of the $0.2 million in payments of offering costs in the year ended December 31, 2024.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements for the year ended December 31, 2024, included in this Annual Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Revenue Recognition

License Agreement Revenue

We have entered into arrangements involving the sale or license of intellectual property and the provision of other services. When entering into any arrangement involving the sale or license of intellectual property rights and other services, we determine whether the arrangement is subject to accounting guidance in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), as well as ASC 808, Collaborative Arrangements. If we determine that an arrangement includes goods or services that are central to our business operations for consideration, we will then identify the performance obligations in the contract using the unit-of-account guidance in ASC 606. For a distinct unit-of-account that is within the scope of ASC 606, we will apply all of the accounting requirements in ASC 606 to that unit-of-account, including the recognition, measurement, presentation and disclosure requirements. For a distinct unit-of-account that is not within the scope of ASC 606, we will recognize and measure the distinct unit-of-account based on other authoritative ASC topics or on a reasonable, rational, and consistently applied policy election.

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

Product Recall

We establish reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. We estimate product recall from consumers and customers across distribution channels, utilizing third-party data and other assumptions, and these are recorded within gross-to-net expenses on our consolidated statement of operations. Additionally, we estimate costs for any additional fees, including but not limited to freight and destruction charges for returned products and costs incurred by third party vendors. These expenses are recorded within selling, general, and administrative expenses within our consolidated statement of operations as they are in excess of the initial revenue recognized. These estimates are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses. Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including inventory, accrued liabilities, net sales, gross profit, and net income (loss).

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

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2024 and 2023 are set forth below:

Employee Stock Options	Years Ended December 31,
	2024	2023
Weighted average risk-free interest rate	4.04%	3.98%
Weighted average expected term (in years)	6.02	6.04
Weighted average expected volatility	80.94%	74.77%

Non-Employee Stock Options	Years Ended December 31,
	2024	2023
Weighted average risk-free interest rate	4.26%	3.89%
Weighted average expected term (in years)	5.50	5.50
Weighted average expected volatility	83.83%	80.12%

We record the fair value of stock options issued as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period.

Stock-based compensation expense has been reported in our statements of operations as follows (dollars in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$988	$873
Selling, general and administrative	2,358	1,751
Total	$3,346	$2,624

On December 31, 2024, the aggregate intrinsic value of outstanding options to purchase shares of our common stock was zero, based upon the $1.21 closing sales price per share of our common stock as reported on the Nasdaq Global Market on that date.

Warrant Liabilities

We account for the outstanding warrants associated with the December 2020 and April 2022 public offerings as liabilities measured at fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model. We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities and utilize the remaining term of the warrant as the expected term. We estimate expected volatility using the historical volatility of our common stock given we have sufficient history to support the expected terms of the warrants and implied volatility. At December 31, 2024, the Level 3 volatility utilized in the Black-Scholes model to fair value the April 2022 public offering warrants was 83.4%. See Note 2 to our consolidated financial statements on this Annual Report for further details.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SCYNEXIS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SCYNEXIS, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

March 12, 2025

We have served as the Company's auditor since 2000.

SCYNEXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$16,051	$34,050
Short-term investments (See Note 3)	43,249	40,312
Prepaid expenses and other current assets (See Note 4)	2,184	5,548
License agreement receivable	753	2,463
License agreement contract asset	9,509	19,363
Restricted cash	435	380
Total current assets	72,181	102,116
Investments (See Note 3)	15,846	23,594
Deferred offering costs	417	175
Restricted cash	109	163
Operating lease right-of-use asset (Note 7)	2,090	2,364
Total assets	$90,643	$128,412
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,569	$7,149
Accrued expenses (See Note 5)	3,793	7,495
Deferred revenue, current portion	1,642	1,189
Operating lease liability, current portion (Note 7)	407	340
Warrant liabilities	—	130
Convertible debt and derivative liability (Note 6)	13,688	—
Total current liabilities	24,099	16,303
Deferred revenue	1,294	2,727
Warrant liabilities	7,998	21,680
Convertible debt and derivative liability (Note 6)	—	12,159
Operating lease liability (Note 7)	2,175	2,581
Total liabilities	35,566	55,450
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of December 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of December 31, 2024 and 2023; 37,973,991 and 37,207,799 shares issued and outstanding as of December 31, 2024, and December 31, 2023, respectively	41	40
Additional paid-in capital	431,571	428,169
Accumulated deficit	(376,535)	(355,247)
Total stockholders’ equity	55,077	72,962
Total liabilities and stockholders’ equity	$90,643	$128,412

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Revenue:
Product revenue, net	$—	$1,044
License agreement revenue	3,746	139,097
Total revenue	3,746	140,141
Operating expenses:
Cost of product revenue	—	15,624
Research and development	26,405	30,928
Selling, general and administrative	14,458	20,920
Total operating expenses	40,863	67,472
(Loss) income from operations	(37,117)	72,669
Other expense (income):
Amortization of debt issuance costs and discount	1,726	2,994
Interest income	(4,291)	(3,954)
Interest expense	828	3,130
Other income	(235)	—
Warrant liabilities fair value adjustment	(13,812)	3,166
Derivative liability fair value adjustment	(196)	154
Total other (income) expense	(15,980)	5,490
(Loss) income before taxes	(21,137)	67,179
Income tax (expense)	(151)	(138)
Net (loss) income	$(21,288)	$67,041
Net (loss) income per share attributable to common stockholders – basic
Net (loss) income per share – basic	$(0.44)	$1.40
Net (loss) income per share attributable to common stockholders – diluted
Net (loss) income per share – diluted	$(0.44)	$1.39
Weighted average common shares outstanding – basic and diluted
Basic	48,513,073	47,852,833
Diluted	48,513,073	48,390,582

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances as of December 31, 2022	32,682,342	$36	$425,485	$(422,288)	$3,233
Net income	—	—	—	67,041	67,041
Stock-based compensation expense	—	—	2,624	—	2,624
Common stock issued through employee stock purchase plan	28,896	—	42	—	42
Common stock issued, net of expenses	4,150,400	4	—	—	4
Common stock issued for vested restricted stock units	346,161	—	18	—	18
Balances as of December 31, 2023	37,207,799	$40	$428,169	$(355,247)	$72,962
Net loss	—	—	—	(21,288)	(21,288)
Stock-based compensation expense	—	—	3,346	—	3,346
Common stock issued through employee stock purchase plan	45,593	—	56	—	56
Common stock issued for vested restricted stock units	720,599	1	—	—	1
Balances as of December 31, 2024	37,973,991	$41	$431,571	$(376,535)	$55,077

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(21,288)	$67,041
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	580
Stock-based compensation expense	3,346	2,624
Accretion of investment discount	(1,340)	(1,340)
Amortization of debt issuance costs and discount	1,726	2,994
Change in fair value of warrant liabilities	(13,812)	3,166
Change in fair value of derivative liability	(196)	154
Noncash operating lease expense for right-of-use asset	272	230
Inventory impairment expense	—	14,577
Write off of deferred asset for commitment fees	—	514
Prepayment fee for loan payable payment	—	263
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	3,388	(2,971)
License agreement contract asset	9,854	(19,363)
License agreement receivable	1,710	(2,463)
Accounts receivable	—	2,101
Inventory	—	(8,849)
Accounts payable	(2,650)	1,172
Accrued expenses	(3,701)	1,866
Deferred revenue	(979)	3,916
Other liabilities and other	(339)	(6,053)
Net cash (used in) provided by operating activities	(24,009)	60,159
Cash flows from investing activities:
Purchase of investments	(36,417)	(85,480)
Maturity of investments	42,567	50,603
Net cash provided by (used in) investing activities	6,150	(34,877)
Cash flows from financing activities:
Payments of offering costs	(195)	(135)
Payments of loan payable	—	(36,383)
Payment of loan payable prepayment fee	—	(263)
Proceeds from employee stock purchase plan issuances	56	42
Repurchase of shares to satisfy tax withholdings	—	18
Net cash used in financing activities	(139)	(36,721)
Net decrease in cash, cash equivalents, and restricted cash	(17,998)	(11,439)
Cash, cash equivalents, and restricted cash at beginning of period	34,593	46,032
Cash, cash equivalents, and restricted cash at end of period	$16,595	$34,593
Supplemental cash flow information:
Cash paid for interest	$840	$3,248
Cash received for interest	$3,296	$3,520
Noncash financing and investing activities:
Deferred offering and issuance costs included in accounts payable	$110	$40
Deferred offering costs reclassified to additional paid-in capital	$—	$73

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. ("SCYNEXIS" or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, and is pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections. The Company is developing its proprietary class of enfumafungin-derived antifungal compounds (“fungerps") as broad-spectrum, systemic antifungal agents for multiple fungal indications. Ibrexafungerp is the first representative of this novel class of antifungals with additional assets from the “fungerp” family under development, including SCY-247 which is currently in clinical stages of development. In June 2021, the U.S. Food and Drug Administration (“FDA”) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (“VVC”), also known as vaginal yeast infection, and in December 2022, the Company announced that the FDA approved a second indication for BREXAFEMME for the reduction in the incidence of recurrent vulvovaginal candidiasis ("RVVC").

In March 2023, the Company entered into a license agreement (as amended in December 2023, the "GSK License Agreement") with GlaxoSmithKline Intellectual Property (No. 3) Limited ("GSK") in which the Company granted GSK an exclusive (even as to the Company and its affiliates), royalty-bearing, sublicensable license for the development and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties. See Note 9 for further details.

Following a review in 2023 by GSK of the manufacturing process and equipment at the vendor that manufactures the ibrexafungerp drug substance, the Company became aware that exetimibe, a non-antibacterial beta-lactam drug substance, was manufactured using equipment common to the manufacturing process for ibrexafungerp. Current FDA draft guidance recommends segregating the manufacture of non-antibacterial beta-lactam compounds from other compounds since beta-lactam compounds have the potential to act as sensitizing agents that may trigger hypersensitivity or an allergic reaction in some people. In the absence of the recommended segregation, there is a risk of cross contamination. It is not known whether any ibrexafungerp has been contaminated with a beta-lactam compound and the Company has not received reports of any adverse events due to the possible beta-lactam cross contamination. Nonetheless, out of an abundance of caution and in line with GSK’s recommendation, the Company recalled BREXAFEMME® (ibrexafungerp tablets) from the market and placed a temporary hold on clinical studies of ibrexafungerp, including the Phase 3 MARIO study.

The clinical hold and recall affected the Company's Phase 3 MARIO study. The hold did not impact the completed FURI, CARES, VANQUISH and SCYNERGIA clinical studies. The Company's clinical stage compound, SCY-247, is not affected by these developments.

The Company is in the process of destroying all of the patient-level and clinical drug product returned to date with the assistance of an experienced vendor and the Company is substantially complete with the product recall. In September 2023, after the Company announced its voluntary clinical hold, the FDA concurred with the Company's voluntary hold and placed a clinical hold. The Company is working on the resolution of this issue and it anticipates the restart of the Phase 3 MARIO study, after the FDA's lifting of the clinical hold, in the second quarter of 2025.

The Company had an accumulated deficit of $376.5 million at December 31, 2024. The Company's capital resources primarily comprised cash and cash equivalents and investments of $75.1 million at December 31, 2024. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying consolidated financial statements, the Company's liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of ibrexafungerp and SCY-247; (4) its ability to successfully achieve the development, regulatory, and commercial milestones under its GSK License Agreement; and (5) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments include: revenue recognition including the identification of performance obligations in licensing arrangements; estimates for the relative standalone selling price and measure of progress under the input method for the GSK License Agreement; estimates for product recall reserves; determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimates and assumptions utilized in measuring the fair value of the outstanding warrants each reporting period.

2.
Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash on deposit, cash equivalents, investments, license agreement receivable, and the license agreement contract asset. The Company's money market accounts (recognized as cash and cash equivalents) and investments are with what the Company believes to be high quality issuers. The Company has not experienced any significant losses in such accounts.

Cash and Cash Equivalents

The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents. The Company reported cash, cash equivalents, and restricted cash of $16.6 million and $34.6 million as of December 31, 2024 and 2023, respectively.

Investments

The Company's held-to-maturity investments in corporate and agency bonds are carried at amortized cost and any premiums or discounts are amortized or accreted through the maturity date of the investment. Any impairment that is not deemed to be temporary is recognized in the period identified.

Allowance for Credit Losses

The Company reviews its held-to-maturity investments for credit losses on a collective basis by major security type and in line with the Company's investment policy. As of December 31, 2024, the Company's held-to-maturity investments were in corporate bonds and agency bonds, are highly rated, and the Company does not have a history of credit losses in these investments. The Company reviews the credit quality of its license agreement receivable and license agreement contract asset by monitoring the aging of its accounts receivable, the history of write offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company's license agreement receivable and license agreement contract asset are with a customer that does not have a history of uncollectability nor a history of significantly aged accounts receivables. As of December 31, 2024 and 2023, the Company did not recognize a credit loss allowance for its investments, license agreement receivable, or license agreement contract asset.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of goods and services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods and services. The Company performs the following five steps to recognize revenue under ASC 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer.

License Agreement Revenue

The Company has entered into arrangements involving the sale or license of intellectual property and the provision of other services. When entering into any arrangement involving the sale or license of intellectual property rights and other services, the Company determines whether the arrangement is subject to accounting guidance in ASC 606 as well as ASC 808, Collaborative Arrangements. If the Company determines that an arrangement includes goods or services that are central to the Company’s business operations for consideration, the Company will then identify the performance obligations in the contract using the unit of account guidance in ASC 606. For a distinct unit of account that is within the scope of ASC 606, the Company applies all of the accounting requirements in ASC 606 to that unit of account, including the recognition, measurement, presentation and disclosure requirements. For a distinct unit of account that is not within the scope of ASC 606, the Company will recognize and measure the distinct unit of account based on other authoritative ASC topics or on a reasonable, rational, and consistently applied policy election.

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

Specific considerations around the Company’s product revenue GTN adjustments are as follows:

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

The Company determined that performance obligations are satisfied and product revenue is recognized when a customer takes control of the Company’s product, which occurs at a point in time. This occurs upon delivery of BREXAFEMME to customers, at which point the Company recognizes revenue. Payment is typically received 70 to 90 days after satisfaction of the Company’s performance obligations.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer. The transaction price for product sales is reduced by variable consideration related to chargebacks, rebates, discounts, incentives, and returns. The Company will estimate the amount of variable consideration that should be included in the transaction price using the expected value method. These estimates take into consideration prescription demand from commercial providers, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, and historical trends. These provisions reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in net sales only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Sales commissions and other incremental costs of obtaining customer contracts are expensed as incurred as the amortization periods would be less than one year.

Product Recall

The Company establishes reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. The Company estimates product recalls from consumers and customers across distribution channels, utilizing third-party data and other assumptions, and these are recorded as a reduction to revenue on the Company’s consolidated statement of operations. Additionally, the Company estimates costs for any additional fees, including but not limited to freight and destruction charges for recalled products and costs incurred by third party vendors. These expenses are recorded within selling, general, and administrative expenses within the Company’s consolidated statement of operations as they are in excess of the initial revenue recognized. These estimates are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses. Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including inventory, accrued liabilities, net sales, gross profit, and net (loss) income. As of December 31, 2024 and 2023, the Company maintained a products recall reserve of $0.6 million and $1.9 million, respectively, specifically for the voluntary recall of certain lots of BREXAFEMME. The Company reviews the product recall reserve for adequacy and adjusts the product recall accrual, if necessary, based on actual experience and estimated costs to be incurred.

Cost of Product Revenues

The cost of product revenues consists primarily of inventory impairment expense, distribution, freight costs, royalty costs, and other manufacturing costs. In September 2023, the Company announced after becoming aware of a risk of potential cross-contamination during the manufacture of ibrexafungerp, the Company was recalling BREXAFEMME from the market and placing a temporary hold on the clinical studies of ibrexafungerp. In December 2023, the Company and GSK entered into a Binding MOU for amendment to the GSK License Agreement. The GSK License Agreement was being amended in connection with the delay in the commercialization of BREXAFEMME and further clinical development of ibrexafungerp associated with this event.

In evaluating the recoverability of the Company's raw material inventory on hand as of December 31, 2023 given the product recall and Binding MOU, the Company considered the likelihood that revenue will be obtained from the future sale of the related inventory, discussions with regulatory agencies, and other information currently available to the Company. For the year ended December 31, 2023, the Company recognized an impairment loss on the recoverability of its raw material inventory of approximately $14.6 million given the Company does not believe the inventory can be sold for commercial or development activities. The $14.6 million impairment expense has been recognized in cost of product revenue in the accompanying statement of operations.

Warrant Liabilities

The Company accounts for the warrants associated with the December 2020 public offering and April 2022 Public Offering as liabilities measured at fair value. The fair values of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying consolidated statements of operations.

Convertible Debt and Derivative Liability

In connection with the Company’s issuance of its March 2019 6.0% Convertible Senior Notes (the “March 2019 Notes”), the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the March 2019 Notes is presented in total on the consolidated balance sheet as the convertible debt and derivative liability. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the binomial lattice model with changes in fair value recorded in the consolidated statements of operations in other expense (income). See Note 6 and 12 for further details.

Research and Development

Major components of research and development costs include clinical trial activities and services, including related drug formulation, manufacturing, and other development, preclinical studies, cash compensation, stock-based compensation, fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf, materials and supplies, certain legal services, and regulatory compliance.

The Company is required to estimate its expenses resulting from its obligations under contracts with clinical research organizations, clinical site agreements, vendors, and consultants in connection with conducting ibrexafungerp and SCY-247 clinical trials and preclinical development. The financial terms of these contracts are subject to negotiations which vary from contract to contract, and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate development and trial expenses in its consolidated financial statements by matching those expenses with the period in which the services and efforts are expended. For clinical trials, the Company accounts for these expenses according to the progress of the trial as measured by actual hours expended by CRO personnel, investigator performance or completion of specific tasks, patient progression, or timing of various aspects of the trial. For preclinical development services performed by outside service providers, the Company determines accrual estimates through financial models, taking into account development progress data received from outside service providers and discussions with applicable Company and service provider personnel.

Patent Expenses

Costs related to filing and pursuing patent applications, as well as costs related to maintaining and defending the Company's existing patent portfolio, are recorded as selling, general, and administrative expense as incurred since recoverability of such expenditures is uncertain.

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

Amortization of Debt Issuance Costs and Discount

The Company’s convertible debt is recorded net of debt issuance costs and discount which comprised issuance costs and an advisory fee, and the discount initially recognized for the fair value of the bifurcated derivative liability. The portion of the debt issuance costs allocated to the convertible debt, based on the amount of proceeds allocated between the convertible debt and the derivative liability, is being amortized over the term of the convertible debt using the effective interest method in addition to the discount initially recognized for the fair value of the bifurcated derivative liability from the convertible debt. The Company’s loan payable was recorded net of debt discount which comprised issuance costs, customary closing and final fees, and the fair value of the warrants issued in conjunction with the loan payable. The resulting debt discount was being amortized over the term of the loan payable using the effective interest method until the loan payable was fully repaid in May 2023. The amortization of debt issuance costs and discount is included in other expense within the accompanying consolidated statements of operations.

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

Basic and Diluted Net (Loss) Income per Share of Common Stock

The Company calculates net (loss) income per common share in accordance with ASC 260, Earnings Per Share. Basic net (loss) income per common share for the years ended December 31, 2024 and 2023 was determined by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net (loss) income per common share for the years ended December 31, 2024 and 2023 includes the outstanding prefunded warrants to purchase 7,516,267 and 3,200,000 shares of common stock issued in the April 2022 Public Offering and December 2020 public offering, respectively. Diluted net (loss) income per common share for the years ended December 31, 2024 and 2023 was determined as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2024	2023
Net (loss) income allocated to common shares	$(21,288)	$67,041

Weighted average common shares outstanding – basic	48,513,073	47,852,833
Dilutive effect of restricted stock units	—	537,749
Weighted average common shares outstanding – diluted	48,513,073	48,390,582

Net (loss) income per share – diluted	$(0.44)	$1.39

The following potentially dilutive shares of common stock and outstanding restricted stock units that contain certain performance contingencies have not been included in the computation of diluted net (loss) income per share for the years ended December 31, 2024 and 2023, as the result would be anti-dilutive or the performance contingencies have not been met:

	Years Ended December 31,
	2024	2023
Outstanding stock options	2,905,029	1,867,795
Outstanding restricted stock units	3,120,374	400,000
Warrants to purchase common stock associated with December 2020 public offering - Series 2	—	6,800,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	15,000,000
Common stock associated with the March 2019 Notes	1,138,200	1,138,200
Warrants to purchase common stock associated with Loan Agreement	198,811	198,811
Warrants to purchase common stock associated with Danforth	50,000	50,000
Total	22,412,414	25,454,806

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews consolidated net (loss) income to make decisions about allocating resources and assessing performance for the entire Company. The Company views its operations and manages its business as one operating segment, drug development. See Note 14 for further details.

Reclassification of Prior Year Amounts

Certain prior year amounts within the accrued expenses and income tax footnote disclosures have been reclassified for consistency with the current year presentation.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which introduced new guidance on disclosures for reportable segments and significant segment expenses, including for entities with a single reportable segment. This guidance is effective for the Company for annual reporting periods beginning January 1, 2024 and interim periods beginning January 1, 2025. The Company adopted ASU 2023-07 in the current annual period.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in and Entity’s Own Equity. The amendments in ASU 2020-06 reduce the number of accounting models for convertible debt instruments and revises certain guidance relating to the derivative scope exception and earnings per share. The amendments in ASU 2020-06 are effective for public business entities that meet the definition of a SEC filer and a smaller reporting company for fiscal years beginning after December 15, 2023, and interim periods within those years. As a smaller reporting company, the Company adopted ASU 2020-06 in the current annual period.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, which introduced new guidance on disclosures for specified costs and expenses. This guidance is effective for the Company for annual reporting periods beginning January 1, 2027. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements.

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

3.
Investments

Investments consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2024
Maturities < 1 Year
Corporate bonds	$41,535	$73	$(11)	$41,597
Agency bonds	1,714	5	—	1,719
Total short-term investments	$43,249	$78	$(11)	$43,316

Maturities > 1 Year
Corporate bonds	$15,846	$3	$(41)	$15,808
Total investments	$15,846	$3	$(41)	$15,808

As of December 31, 2023
Maturities < 1 Year
Corporate bonds	$35,286	$25	$(13)	$35,298
Agency bonds	5,026	6	—	5,032
Total short-term investments	$40,312	$31	$(13)	$40,330

Maturities > 1 Year
Corporate bonds	$23,594	$143	$(9)	$23,728
Total investments	$23,594	$143	$(9)	$23,728

The Company carries investments at amortized cost. The fair value of the corporate and agency bonds is determined based on “Level 2” inputs, which consist of quoted prices for similar assets in active markets. The Company has evaluated the unrealized loss position in the corporate bonds as of the balance sheet dates and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development services	$514	$196
Prepaid insurance	267	264
Other prepaid expenses	169	182
Other current assets	1,234	4,906
Total prepaid expenses and other current assets	$2,184	$5,548

5.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued research and development expenses	$684	$2,830
Accrued employee bonus compensation	1,763	1,692
Other accrued expenses	788	1,040
Accrued product recall	558	1,933
Total accrued expenses	$3,793	$7,495

6.
Borrowings

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

As of December 31, 2024 and 2023, the Company’s March 2019 Notes consists of the convertible debt balance of $13.7 million and $12.0 million and the bifurcated embedded conversion option derivative liability of zero and $0.2 million, respectively. In connection with the Company’s issuance of its March 2019 Notes, the Company bifurcated the embedded conversion option, inclusive of the interest make-whole provision and make-whole fundamental change provision, and recorded the embedded conversion option as a long-term derivative liability in the Company’s balance sheet in accordance with ASC 815, Derivatives and Hedging, at its initial fair value of $7.0 million as the interest make-whole provision is settled in shares of common stock. For the years ended December 31, 2024 and 2023, the Company recognized a gain of $0.2 million and an expense of $0.2 million on the fair value adjustment for the derivative liability, respectively. For the years ended December 31, 2024 and 2023, the Company recognized $1.7 million and $1.0 million, respectively, in amortization of debt issuance costs and discount, related to the March 2019 Notes.

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

Loan Agreement

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

In connection with the entering into of the GSK License Agreement, the Company entered into a First Amendment and Consent to Loan and Security Agreement with the Lenders pursuant to which the Lenders consented to the Company entering into the GSK License Agreement and the Company agreed to pay to the Lenders an amount equal to the sum of (i) all outstanding principal plus all accrued and unpaid interest with respect to the amounts loaned under the Loan Agreement (approximately $35.4 million), (ii) the prepayment fee payable under the Loan Agreement ($262,500), (iii) the final payment payable under the Loan Agreement ($1,382,500), and (iv) all other sums, if any, that shall have become due and payable with respect to loan advances under the Loan Agreement. Upon receipt by the Company of the $90.0 million upfront payment from GSK in May 2023, all amounts payable under the Loan Agreement were fully paid. In connection with the repayment of those amounts due, in May 2023, the Company and the Lenders executed a payoff letter confirming the amounts due under the Loan Agreement, and the Company’s confirmation that the Loan Agreement was terminated. During the year ended December 31, 2023, the Company recognized $1.9 million in amortization for the remaining debt issuance costs and discount associated with the loan payable with Hercules and SVBB which was fully repaid by the Company in May 2023.

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

	Years Ended December 31,
	2024	2023
Operating lease cost	$664	$664
Variable lease cost	62	188
Total operating lease expense	$726	$852

Cash paid for amounts included in the measurement of operating lease liability	$730	$715

	December 31, 2024	December 31, 2023
Remaining Lease term (years)	4.58	5.59
Discount rate	15%	15%

Future minimum lease payments for all operating leases as of December 31, 2024 are as follows (in thousands):

December 31, 2024
2025	744
2026	759
2027	774
2028	790
2029	466
Total	$3,533

The presentation of the operating lease liability as of December 31, 2024 is as follows (in thousands):

December 31, 2024
Present value of future minimum lease payments	$2,582

Operating lease liability, current portion	$407
Operating lease liability, long-term portion	2,175
Total operating lease liability	$2,582

Difference between future minimum lease payments and discounted cash flows	$951

License Arrangements with Potential Future Expenditures

As of December 31, 2024, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company. Ibrexafungerp is the Company's lead product candidate. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 2 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

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

Legal Proceedings

On November 7, 2023, a securities class action was filed by Brian Feldman against the Company and certain of the Company's executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, the Company made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company's business, operations, and prospects, alleging specifically that the Company failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that the Company did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, the Company were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, the Company's statements about its business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company's common stock between March 31, 2023 to September 22, 2023. The Company has filed a motion to dismiss. On May 1, 2024, and again on June 4, 2024, purported shareholder derivative complaints were filed in the United States District Court, District of New Jersey. The complaints name the Company’s directors and certain of its officers and assert state and federal claims based on the same alleged misstatements as the securities class action complaint. These cases were consolidated and are currently stayed. The Company disagrees with the allegations and intends to defend these litigations vigorously. The Company has not recognized any expense for these contingencies.

8.
Stockholders’ Equity

Authorized, Issued, and Outstanding Common Shares

The Company’s authorized common stock has a par value of $0.001 per share and consists of 150,000,000 shares as of December 31, 2024 and 2023; 37,973,991 and 37,207,799 shares were issued and outstanding at December 31, 2024 and 2023, respectively.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2024	2023
Outstanding stock options	2,905,029	1,867,795
Outstanding restricted stock units	3,120,374	1,886,374
Warrants to purchase common stock associated with December 2020 public offering - Series 2	—	6,800,000
Prefunded warrants to purchase common stock associated with December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	15,000,000
Prefunded warrants to purchase common stock associated with April 2022 Public Offering	7,516,267	7,516,267
Warrants to purchase common stock associated with Loan Agreement	198,811	198,811
Warrants to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	1,138,200	1,138,200
For possible future issuance under 2014 Plan (Note 11)	—	848,202
For possible future issuance under 2024 Plan (Note 11)	5,864,196	—
For possible future issuance under employee stock purchase plan	1,431,393	1,474,045
For possible future issuance under 2015 Plan (Note 11)	637,050	633,590
Total common shares reserved for future issuance	41,061,320	40,613,284

Liquidation Rights

In the event of any liquidation or dissolution of the Company, the holders of the common stock are entitled to the remaining assets of the Company legally available for distribution.

Dividends and Voting Rights

The holders of the common stock are entitled to receive dividends if and when declared by the Company.

Preferred Stock

On May 7, 2014, the Company amended and restated its articles of incorporation relating to its approved capital structure. The Company’s board of directors has authorized the Company, subject to limitations prescribed by Delaware law, to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The Company’s board of directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders. The Company’s board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. There were no shares of preferred stock issued and outstanding as of December 31, 2024 and 2023.

Common Stock Sales Agreement

On November 6, 2024, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $50.0 million of shares of its common stock, par value $0.001, through Cantor, as sales agent. Sale of the common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The Nasdaq Global Market and any other trading market for the common stock, and sales to or through a market maker other than on an exchange. The Company is not obligated to make any sales of common stock under the Sales Agreement. The offering of common stock pursuant to the Sales Agreement will terminate upon (a) the sale of all of the shares of common stock subject to the Sales Agreement or (b) the termination of the Sales Agreement by the Company or by Cantor. During the year ended December 31, 2024, the Company sold zero shares of its common stock under the Sales Agreement.

April 2022 Public Offering

On April 22, 2022, the Company entered into an Equity Underwriting Agreement (the “Underwriting Agreement”) with Guggenheim Securities, LLC, as representative of the several underwriters (the “Underwriters”), relating to the offering, issuance and sale (the “April 2022 Public Offering”) of (a) 3,333,333 shares of the Company’s common stock, par value $0.001 per share, (b) prefunded warrants, in lieu of common stock, to purchase 11,666,667 shares of the Company’s common stock, par value $0.001 per share, and (c) warrants, which will accompany the common stock or prefunded warrants, to purchase up to an aggregate of 15,000,000 shares of the Company’s common stock. The prefunded warrants entitle the holders to purchase up to 11,666,667 shares of common stock and have an unlimited term and an exercise price of $0.001 per share. The warrants entitle the holders to purchase up to an aggregate of 15,000,000 shares of common stock and have a seven-year term and an exercise price of $3.45 per share. The warrants that accompany the prefunded warrants have an additional provision entitling the holder thereof to purchase a prefunded warrant rather than a share of common stock at the warrant exercise price less the exercise price of the prefunded warrant purchased. Each warrant is exercisable immediately upon issuance, subject to certain limitations on beneficial ownership. The price to the public in the April 2022 Public Offering was $3.00 per share of common stock and accompanying warrants, or in the case of prefunded warrants, $2.999 per prefunded warrant and accompanying warrants.

The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation for the years ended December 31, 2024 and 2023 given their nominal exercise price. For the years ended December 31, 2024 and 2023, zero and 4,150,400 of the prefunded warrants from the April 2022 Public Offering were exercised for total proceeds of zero and $4,150, respectively.

Public Offering Warrant Liabilities

The outstanding warrants associated with the December 2020 public offering contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity, requires that these warrants be classified as liabilities. The fair values of these warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying consolidated statements of operations. The outstanding warrants associated with the April 2022 Public Offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the warrants do not qualify under the indexation guidance. As a result, the April 2022 Public Offering warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model. During the year ended December 31, 2024 and 2023, the Company recognized a gain of $13.8 million and a loss of $3.2 million, respectively, due to the change in fair value of the warrant liabilities. As of December 31, 2024 and 2023, the fair value of the warrant liabilities were $13.7 million and $21.8 million, respectively.

Warrant Associated with Danforth Advisors

Pursuant to a consulting agreement with Danforth Advisors (“Danforth”) entered into in November 2021, the Company issued to Danforth a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $5.50 per share. The warrant will expire five years from the date of the grant.

9.
Revenue

Product Revenue, Net

Net product revenue was zero and $1.0 million for the years ended December 31, 2024 and 2023, respectively. Products are sold primarily to wholesalers and specialty pharmacies. Revenue is reduced from wholesaler list price at the time of recognition for expected chargebacks, rebates, discounts, incentives, and returns, which are referred to as gross to net (“GTN”) adjustments. These reductions are currently attributed to various commercial arrangements. Chargebacks and discounts are recognized as a reduction in accounts receivable or as accrued expenses based on their nature and settled through the issuance of credits to the customer or through cash payments to the customer, respectively. All other returns, rebates, and incentives are reflected as accrued expenses and settled through cash payments to the customer. Three wholesalers comprised 44%, 28%, and 26% of the Company’s gross revenue for the year ended December 31, 2023.

The following table summarizes activity in each of the Company’s product revenue provision and allowance categories as of December 31, 2024 and 2023 (in thousands):

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Product Recall (4)	Total
Balance as of December 31, 2022	$255	$73	$1,213	$—	$1,541
Provision related to current period revenue	1,256	307	1,320	3,057	5,940
Changes in estimate related to prior period revenue	(11)	1,185	(86)	—	1,088
Credit/payments	(1,500)	(1,529)	(2,358)	(1,125)	(6,512)
Balance as of December 31, 2023	$—	$36	$89	$1,932	$2,057

	Discounts and Chargebacks (1)	Product Returns (2)	Rebates and Incentives (3)	Product Recall (4)	Total
Balance as of December 31, 2023	$—	$36	$89	$1,932	$2,057
Changes in estimate related to prior period revenue	—	51	(26)	—	25
Credit/payments	—	—	(44)	(1,374)	(1,418)
Balance as of December 31, 2024	$—	$87	$19	$558	$664

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

GSK License Agreement

On March 30, 2023 and as amended in December 2023, the Company entered into the GSK License Agreement. Pursuant to the terms of the GSK License Agreement, the Company granted GSK an exclusive (even as to the Company and its affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (the “GSK Territory”). If the existing licenses granted to or agreements with third parties are terminated with respect to any country, GSK will have an exclusive first right to negotiate with the Company to add those additional countries to the GSK Territory. The parties closed the transactions contemplated by the GSK License Agreement in May 2023.

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

The Company will continue to be responsible for the execution and costs of the ongoing clinical studies of ibrexafungerp, which at this stage is only the Phase 3 MARIO study, but will have the potential to receive up to $72.35 million in development milestones (revised from up to $75.5 million as provided in the GSK License Agreement), which comprise: $25 million already paid; $10 million already paid for the delivery to GSK of the final clinical study reports for the completed FURI, CARES, and NATURE clinical studies; up to $30 million for the achievement of two interim milestones associated with the Company's resumption and continued performance of the Phase 3 MARIO study after the clinical hold is lifted; and $7.35 million for the successful completion of the Phase 3 MARIO study.

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

The Company evaluated the GSK License Agreement in accordance with ASC 606 as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The Company assessed the terms of the GSK License Agreement and identified the following performance obligations which include: (1) the license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, in the GSK Territory, (2) the research and development activities for the Phase 3 MARIO study, and (3) performance obligations for the remaining research and development activities for the ongoing clinical and preclinical studies of ibrexafungerp.

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

The initial total transaction price was $136.1 million upon closing of the GSK License Agreement in May 2023, which included the initial payment of $90.0 million and $45.0 million in success-based development milestones. Given the uncertain nature of these payments, the remaining potential development, regulatory, and commercial milestone payments from the GSK License Agreement are not included in the transaction price as they were determined to be fully constrained under ASC 606.

The Company allocated the $136.1 million transaction price based on relative standalone selling prices of each of the performance obligations as $130.1 million for the license, $4.8 million for the research and development activities for the Phase 3 MARIO study and $1.2 million for the remaining ongoing clinical and preclinical studies of ibrexafungerp. The Company developed the estimated standalone selling price for the license using a Monte Carlo valuation analysis and for the research and development activities, the Company's utilized the estimate of costs to be incurred to fulfill its obligations associated with the performance of the research and development activities, plus a reasonable margin. In developing this estimate for the license, the Company applied significant judgment in the determination of the significant assumptions relating to forecasted future cash flows and discount rates. As of June 30, 2023, the Company provided all necessary information to GSK for it to benefit from the license under the license term. Accordingly, the Company recognized $130.1 million in license agreement revenue at a point in time upon the transfer of the license to GSK as of June 30, 2023.

As of December 31, 2024 and December 31, 2023, the Company maintains a $9.5 million and $19.3 million license agreement contract asset associated with the success-based milestones associated with the ongoing clinical studies of ibrexafungerp. In July 2024, the Company delivered to GSK the final clinical study reports for the completed FURI, CARES, and NATURE clinical studies, and the Company billed and received a $10.0 million development milestone from GSK. The Company believes that the $9.5 million license agreement contract asset is collectible given the Company's probability assessment of achieving the milestones as defined in the GSK License Agreement, ongoing development activities, and other information available to the Company. The Company reassessed the transaction price as of December 31, 2024, including estimated variable consideration included in the transaction price and the remaining milestones continued to be constrained.

The Company recognizes the revenue associated with the Phase 3 MARIO study and the remaining ongoing clinical and preclinical studies of ibrexafungerp over time using an input method. The input method is based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the Company’s performance in transferring control of the services promised to GSK and represents the Company’s best estimate of the period of the obligation. For the years ended December 31, 2024 and 2023, the Company recognized $1.1 million and $1.7 million of license agreement revenue from the research and development activities associated with the Phase 3 MARIO study and the remaining ongoing clinical and preclinical studies of ibrexafungerp, respectively. As of December 31, 2024, there is $1.6 million and $1.3 million of current and long-term deferred revenue, respectively, which is expected to be recognized by the end of 2026.

The Binding MOU was considered to represent a contract modification pursuant to ASC 606. As a result, the Company recorded $4.4 million that was included in license agreement revenue for the year ended December 31, 2023. The $4.4 million was recognized as an unbilled receivable as of December 31, 2023 and included in prepaid expenses and other current assets in the consolidated balance sheets and collected in 2024.

Until the product recall, the Company continued to sell BREXAFEMME in the GSK Territory. The Company was the principal for these transactions under ASC 606 as the Company maintained control of the BREXAFEMME inventory that was then sold to its customers. For the year ended December 31, 2023, the Company's product revenue, net comprised of sales of BREXAFEMME that the Company sold as principal given it maintains control of BREXAFEMME product until delivery to its wholesalers at which point control is transferred.

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

The Company determined that the transaction price of $12.1 million included the fixed upfront cash payment of $10.0 million, an additional amount that was payable upon the transfer of certain data related to the manufacturing license, and $1.1 million related to withholding tax obligations that Hansoh remitted on behalf of the Company. The remaining amounts related to the successful completion of a manufacturing batch by Hansoh and potential development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of December 31, 2024 and 2023. Potential commercial milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The transaction price was recorded in revenue during the year ended December 31, 2021 at a point in time upon control of the license transferring to Hansoh. The Company will reevaluate the transaction price at the end of each reporting period as uncertain events or resolved, or as other changes in circumstances occur.

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

Cypralis and Waterstone License Agreements

In July 2016, the Company entered into an asset purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the asset purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized. For the years ended December 31, 2024 and 2023, there was no revenue recognized associated with this agreement given the variable consideration associated with the sale of intellectual property to Cypralis was fully constrained as of December 31, 2024. Additionally, in October 2014 the Company entered into a license agreement with Waterstone Pharmaceutical HK Limited (or “Waterstone”) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds. The Company is entitled to receive potential milestones and royalties from Waterstone; however, there was no revenue recognized by the Company in 2024 and 2023 associated with this agreement given the variable consideration was fully constrained as of December 31, 2024 and 2023.

10.
Income Taxes

The Company’s consolidated financial statements include a tax expense of $0.2 million and $0.1 million on (loss) income before taxes of $21.1 million and $67.2 million for the years ended December 31, 2024 and 2023, respectively. The income tax expense consisted of the following (dollars in thousands):

	Years Ended December 31,
	2024	2023
Current expense:
U.S.	$151	$138
Non-U.S	—	—
Total current expense	$151	$138

Reconciliations of the differences between the expense for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (dollars in thousands):

	2024		2023
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Income taxes from continuing operations at statutory rate	$(4,439)	21.0%	$14,108	(21.0)%
State income taxes	(85)	0.4%	406	(0.6)%
State effect of permanent items	(46)	0.2%	33	—
Permanent stock-based compensation	91	(0.4)%	(26)	—
Deferred rate change	104	(0.5)%	1,839	(2.7)%
Warrants issuance	(2,942)	13.9%	697	(1.0)%
Expiring NOLs and credits	(5,177)	24.5%	26,355	(39.2)%
Milestone deferral true-up	4,285	(20.3)%	—	—
Convertible debt amortization	538	(2.6)%	388	(0.6)%
Deferred stock-based compensation true-up	884	(4.2)%	—	—
Other	227	(1.1)%	2	—
R&D credit	(1,235)	5.8%	(750)	1.1%
Increase in valuation allowance	7,946	(37.6)%	(42,914)	63.9%
Total income tax expense	$151	(0.7)%	$138	(0.1)%

The components of deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Noncurrent deferred tax assets (liabilities)
Accrued expenses	$53	$75
Stock-based compensation	2,238	2,834
Lease liability	553	631
Other	(2,300)	(798)
Capitalized Sec. 174 R&E	13,202	10,405
Net operating loss carryforwards	48,684	46,437
Research and development credits	6,145	1,044
Total deferred tax assets	68,575	60,628
Valuation allowances	(68,575)	(60,628)
Net deferred tax assets	$—	$—

As of December 31, 2024 and 2023, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $215.7 million and $205.7 million, respectively, and state and net operating loss carryforwards of approximately $122.0 million and $141.2 million, respectively. The Company’s state and net operating loss carryforwards began to expire in 2019. As of December 31, 2024, the Company had available federal research and development credit carryforwards of $5.6 million which began to expire in 2026. For the years ended December 31, 2024 and 2023, the Company paid $0.7 million and zero for U.S. federal and state income taxes, respectively.

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

On December 22, 2017, the “Tax Cuts and Jobs Act” was signed into law. The tax reform has the following effects on the Company: (1) permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, (2) allows temporary 100% expensing for certain business assets and property placed in service after September 27, 2018 and before January 1, 2023, (3) disallows NOL carrybacks but allows for the indefinite carryforward of those NOLs which applies to losses arising in tax years beginning after December 31, 2018 and, (4) limits NOL deductions for each year equal to the lesser of the available carryover or 80% of a taxpayer’s pre-NOL deduction taxable income. This applies to losses arising in tax years ending on or after December 31, 2017. As of December 31, 2024 and 2023, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Unrecognized tax benefit—January 1	$361	$436
Additions for tax positions of current period	—	—
Additions for tax positions of prior periods	—	—
Deferred rate change	(3)	(75)
Unrecognized tax benefit—December 31	$358	$361

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

11.
Stock-based Compensation

2024 Equity Incentive Plan

In April 2024, the Company’s board of directors adopted the 2024 Equity Incentive Plan (“2024 Plan”), which was subsequently approved by the Company’s stockholders and became effective on June 19, 2024. The 2024 Plan is the successor to the 2014 Equity Incentive Plan ("2014 Plan"). The 2014 Plan terminated on February 11, 2024 and no new grants may be made under the 2014 Plan after that date, although all outstanding awards granted under the 2014 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards and the terms of the 2014 Plan. The purpose of the 2024 Plan is to allow the Company to utilize equity incentives in order to secure and retain the services of the Company's employees, directors, and consultants, and to provide long-term incentives that align the interests of the Company's employees, directors, and consultants with the interests of the Company's stockholders.

The aggregate number of shares of the Company's common stock that may be issued under the 2024 Plan will not exceed the sum of (i) 6,150,000 new shares, plus (ii) certain shares subject to outstanding awards granted under the 2014 Plan that may become available for grant under the 2024 Plan as such shares become available from time to time. As of December 31, 2024, there were 5,864,196 shares of common stock available for future issuance under the 2024 Plan.

Pursuant to the terms of the 2014 Plan, on January 1, 2024 and 2023, the Company automatically added 1,916,962 and 1,901,960 shares to the total number shares of common stock available for future issuance under the 2014 Plan, respectively.

2015 Inducement Plan

On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan (“2015 Plan”). The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule 5635I(4). The 2015 Plan had an initial share reserve covering 45,000 shares of common stock. On June 9, 2019, April 30, 2021, and October 18, 2022, the Company’s board of directors amended the 2015 Plan, and the initial share reserve for the 2015 Plan was increased from 45,000 to 90,000, from 90,000 to 500,000, and from 500,000 to 900,000 shares of common stock, respectively. During both the years ended December 31, 2024 and 2023, there were zero granted options of the Company’s common stock under the 2015 Plan. As of December 31, 2024 and 2023, there were 637,050 and 633,590 shares of common stock available for future issuance under the 2015 Plan, respectively.

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

The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable rather than for use in estimating the fair value of stock options subject to vesting and transferability restrictions. Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted during 2024 and 2023 was $1.31 and $1.29 per option, respectively. The aggregate fair value of options granted during 2024 and 2023 was $1.4 million and $0.4 million, respectively. The assumptions used to estimate fair value and the resulting grant date fair values are as follows:

	Employee		Non-employee
	Years Ended December 31,		Years Ended December 31,
	2024	2023	2024	2023
Weighted average expected volatility	80.94%	74.77%	83.83%	80.12%
Weighted average risk-free interest rate	4.04%	3.98%	4.26%	3.89%
Weighted average expected term (in years)	6.02	6.04	5.50	5.50

The activity for the 2014 Plan, 2024 Plan and 2015 Plan for the years ended December 31, 2024 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2023	1,867,795	$10.72	6.10	$184
Granted	1,070,060	$1.84
Forfeited/expired	(32,826)	$35.93
Outstanding — December 31, 2024	2,905,029	$7.16	6.62	$—
Exercisable — December 31, 2024	1,746,457	$10.60	5.14	$—
Vested or expected to vest —December 31, 2024	2,905,029	$7.16	6.62	$—

The intrinsic values in the table above represent the total intrinsic value (the difference between the Company’s closing stock price as of December 31, 2024, and the exercise price multiplied by the number of options).

The total fair value of shares vested for the years ended December 31, 2024 and 2023 was $0.9 million and $0.7 million, respectively.

As of December 31, 2024, there was approximately $1.5 million of total unrecognized compensation cost related to unvested options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.45 years.

Restricted stock unit ("RSU") activity under the 2024 Plan and 2015 Plan for the years ended December 31, 2024, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2023	1,886,374	$2.28
Granted	2,025,940	$1.88
Vested	(720,599)	$2.88
Forfeited	(71,341)	$1.96
Non-vested at December 31, 2024	3,120,374	$1.89

The fair value of RSUs is based on the market price of the Company’s common stock on the date of grant. RSUs generally vest 33% annually over a three-year period from the date of grant. Upon vesting, the RSUs generally are net share settled to cover the required withholding tax with the remaining shares issued to the holder. The Company recognizes compensation expense for such awards ratably over the corresponding vesting period. As of December 31, 2024, there was approximately $3.8 million of total unrecognized compensation cost related to unvested RSU share-based compensation. That cost is expected to be recognized over a weighted-average period of 1.55 years.

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

During the years ended December 31, 2024 and 2023, the Company issued 45,593 and 28,896 shares of common stock under the 2014 ESPP, respectively. During the years ended December 31, 2024 and 2023, the number of shares of common stock available for issuance under the ESPP was increased by 2,941 and 1,502,941 shares, respectively. As of December 31, 2024 and 2023, there were 1,431,393 and 1,474,045 shares of common stock available for future issuance under the 2014 ESPP, respectively.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2014 Plan, 2024 Plan, 2015 Plan, and the 2014 ESPP was $3.3 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was zero for both the years ended December 31, 2024 and 2023. Cash received from options exercised was zero for both the years ended December 31, 2024 and 2023.

Stock-based compensation expense related to stock options and stock awards is included in the following line items in the accompanying statements of operations (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$988	$873
Selling, general and administrative	2,358	1,751
Total stock-based compensation expense	$3,346	$2,624

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

This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2024 and 2023 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Cash	$3,441	$3,441	—	—
Restricted cash	544	544	—	—
Money market funds	12,610	12,610	—	—
Total assets	$16,595	$16,595	—	—

Warrant liabilities	$7,998	—	—	$7,998
Total liabilities	$7,998	—	—	$7,998

December 31, 2023
Cash	$767	$767	—	—
Restricted cash	543	543	—	—
Money market funds	33,283	33,283	—	—
Total assets	$34,593	$34,593	—	—

Warrant liabilities	$21,810	—	—	$21,810
Derivative liability	196	—	—	196
Total liabilities	$22,006	—	—	$22,006

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of December 31, 2024, the cash and cash equivalents of $16.1 million and the restricted cash balances of $0.4 million and $0.1 million within short and long term on the balance sheet, respectively, sum to the total of $16.6 million as shown in the statement of cash flows. As of December 31, 2023, the cash and cash equivalents of $34.1 million and the restricted cash balances of $0.4 million and $0.2 million within short and long term on the balance sheet, respectively, sum to the total of $34.6 million as shown in the statement of cash flows.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The unobservable input for all of the Level 3 warrant liabilities includes volatility. The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants. At December 31, 2024, the Level 3 volatility utilized in the Black-Scholes model to fair value the warrant liability was 83.4%. At December 31, 2023, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 87.2% to 91.0% and 87.2%, respectively.

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

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – January 1, 2024	$21,810
Gain adjustment to fair value	(13,812)
Balance – December 31, 2024	$7,998

Derivative Liability
Balance – January 1, 2024	$196
Gain adjustment to fair value	(196)
Balance – December 31, 2024	$—

13.
Employee Benefit Plan

The Company has a 401(k) retirement plan, which covers all U.S. employees scheduled for and working more than 20 hours per week. The Company may provide a discretionary match with a maximum amount of 50% of the first 6% of eligible participant’s compensation, which vests ratably over four years. Contributions under the plan were approximately $0.2 million for both the years ended December 31, 2024 and 2023.

14.
Segments

The Company has one reportable segment which is drug development. The Company primarily derives revenue from its licensing of developed drugs in difficult-to-treat and drug-resistant infections and manages the business activities on a consolidated basis. The Company’s CODM is the Chief Executive Officer. The CODM assesses performance for the drug development segment and decides how to allocate resources based on consolidated net (loss) income that also is reported on the consolidated statement of operations. The CODM uses budget, forecast, and actual results of the consolidated net (loss) income in deciding what drug development programs to further progress with its existing and planned capital resources. The measure of segment assets is reported on the balance sheet as consolidated assets. The accounting policies of the drug development segment are the same as those described in the summary of significant accounting policies in Note 2.

The drug development segment primarily derives revenues from customers by the out licensing of developed drugs which typically include development and other milestones and royalties. Although all operations are primarily based in the United States, the Company generated the majority of its revenue from the license agreement with GSK located outside of the United States for the years ended December 31, 2024 and 2023. All sales, including sales outside of the United States, are denominated in United States dollars. In July 2019, the Company incorporated SCYNEXIS Pacific Pty Ltd, a wholly-owned subsidiary, in Sydney, Australia, for the initial purpose of conducting certain clinical trials and other research and development activities. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions are eliminated in consolidation.

The table below provides information about the Company's drug development segment and includes the reconciliation to consolidated net (loss) income for the years ended December 31, 2024 and 2023, respectively (in thousands).

	2024	2023
Revenue	$3,746	$140,141
Less:
Clinical expense	8,085	15,452
Preclinical expense	2,420	1,740
Chemistry, manufacturing, and controls	7,161	3,273
Selling, general, and administrative	14,458	20,920
Income tax expense	151	138
Interest expense	828	3,130
Plus:
Interest income	4,291	3,954
Other segment (income) expense (1)	(3,778)	32,401
Segment net (loss) income	(21,288)	67,041
Reconciliation of segment net (loss) income
Adjustments and reconciling items	—	—
Consolidated net (loss) income	$(21,288)	$67,041
(1)
Other segment (income) expense includes other research and development expense, amortization of debt issuance costs and discount, other income, warrant liabilities fair value adjustment, derivative liability fair value adjustment, and cost of product revenue.

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

As of December 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2024 fiscal year pursuant to Regulation 14A for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Executive Officers of the Company,” “Proposal 1 − Election of Directors,” “Information Regarding the Board and Its Committees,” “Nominating and Corporate Governance Committee,” “Delinquent Section Reports,” (if required) and “Code of Business Conduct and Ethics.”

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

10.4*

Form of Stock Option Agreement and Form of Stock Option Grant Notice under the SCYNEXIS, Inc. 2014 Equity Incentive Plan (Filed with the SEC as Exhibit 99.3 to our Registration Statement on Form S-8, filed with the SEC on May 16, 2014, SEC File No. 333-196007, and incorporated by reference here).

10.5#

Development, License and Supply Agreement, dated August 1, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC. (Filed with the SEC as Exhibit 10.10 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.6#

Termination and License Agreement, dated May 24, 2013, between SCYNEXIS. Inc. and Merck Sharp & Dohme Corp. (Filed with the SEC as Exhibit 10.12 to our Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on March 19, 2014, SEC File No. 333-194192, and incorporated by reference here).

10.7*

SCYNEXIS, Inc. Amended and Restated 2015 Inducement Award Plan, as amended and restated. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2022, SEC File No. 001-36365, and incorporated by reference here).

10.8*

Form of Stock Option Grant Notice and Stock Option Agreement under the SCYNEXIS, Inc. 2015 Inducement Award Plan. (Filed with the SEC as Exhibit 10.34 to our Registration Statement on Form S-1, filed with the SEC on April 9, 2015, SEC File No. 333-203314, and incorporated by reference here).

10.9

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

10.11#

Amendment to Termination and License Agreement, dated December 3, 2014, between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on November 13, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.12#

Second Amendment to Termination and License Agreement between the Company and Merck Sharp & Dohme Corp. (Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on November 13, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.13

Amendment to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2019, SEC file No. 001-36365, and incorporated by reference here).

10.14

Additional Agreement No. 2 to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2019, SEC file No. 001-36365, and incorporated by reference here).

10.15

Additional Agreement No. 3 to the Development, License and Supply Agreement, dated August 1st, 2013, between SCYNEXIS, Inc. and R-Pharm, CJSC (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on November 11, 2019, SEC file No. 001-36365, and incorporated by reference here).

10.16#

Third Amendment to Termination and License Agreement between the Company and Merck Sharp & Dohme Corp., dated January 5, 2018 (Filed with the SEC as Exhibit 10.3 to our Form 10-Q, filed with the SEC on November 13, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.17*	Non-Employee Director Compensation Policy (Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on May 8, 2024, SEC File No. 001-36365, and incorporated by reference here).

10.18*/**

Senior Convertible Note Purchase Agreement, dated as of March 7, 2019, among SCYNEXIS, Inc., as Issuer, Puissance Capital Management, as the Investor (Filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 8, 2019, SEC File No 001-36365 and incorporated by reference here).

10.19

Fourth Amendment to Termination and License Agreement between SCYNEXIS, Inc. and Merck Sharp & Dohme Corp. dated December 2, 2020. (Filed with the SEC as Exhibit 10.30 to our Form 10-K, filed with the SEC on March 31, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.20#

Exclusive License and Collaboration Agreement, made as of February 11, 2021, by and between SCYNEXIS, Inc., Hansoh (Shanghai) Health Technology Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Limited (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on May 17, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.21

Loan and Security Agreement, dated May 13, 2021, among the Company, Hercules Capital Inc., and Silicon Valley Bank (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on August 16, 2021, SEC File No. 001-36365, and incorporated by reference here).

10.22*

Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated 2015 Inducement Award Plan.(Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on November 9, 2022, SEC File No. 001-36365, and incorporated by reference here).

10.23*

Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2014 Equity Incentive Plan (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on February 8, 2022, SEC File No. 001-36365, and incorporated by reference here).

10.24*

Employment Agreement, dated January 1, 2023, between SCYNEXIS, Inc. and David Angulo (Filed with the SEC as Exhibit 10.39 to our Form 10-K, filed with the SEC on March 31, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.25*

Employment Agreement, dated October 24, 2022, between SCYNEXIS, Inc. and Ivor Macleod (Filed with the SEC as Exhibit 10.40 to our Form 10-K, filed with the SEC on March 31, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.26#

Exclusive License Agreement, dated as of March 30, 2023, by and between GlaxoSmithKline Intellectual Property (No.3) Limited, and the Company (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on May 10, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.27

First Amendment and Consent to Loan and Security Agreement, dated March 30, 2023, among the Company, Hercules Capital, Inc., and Silicon Valley Bank (Filed with the SEC as Exhibit 10.2. to our Form 10-Q, filed with the SEC on May 10, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.28#

Payoff Letter with Hercules Capital, Inc. dated May 25, 2023 (Filed with the SEC as Exhibit 10.1 to our Form 10-Q with the SEC on August 14, 2023, SEC File No. 001-36365, and incorporated by reference here).

10.29#

Binding Memorandum of Understanding for Amendment to Exclusive License Agreement and Transitional Manufacturing and Supply Agreement, dated as of December 26, 2023, by and between GlaxoSmithKline Intellectual Property (No. 3) Limited, and the Company (Filed with the SEC as Exhibit 10.41 to our Form 10-K with the SEC on March 28, 2024, SEC File No. 001-36365, and incorporated by reference here).

10.30*

Employment Agreement, dated November 15, 2017, between SCYNEXIS, Inc. and Scott Sukenick (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on May 8, 2024, SEC File No. 001-36365, and incorporated by reference here).

10.31*	SCYNEXIS, Inc. 2024 Equity Incentive Plan.(Filed with the SEC as Exhibit 99.1 to our Form S-8, filed with the SEC on June 20, 2024, SEC File No. 333-280328, and incorporated by reference here).

10.32*

Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the SCYNEXIS, Inc. 2024 Equity Incentive Plan (Filed with the SEC as Exhibit 99.2 to our Form S-8, filed with the SEC on June 20, 2024, SEC File No. 333-280328, and incorporated by reference here).

10.33*

Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the SCYNEXIS, Inc. 2024 Equity Incentive Plan (Filed with the SEC as Exhibit 99.3 to our Form S-8, filed with the SEC on June 20, 2024, SEC File No. 333-280328, and incorporated by reference here).

19.1**	Insider Trading Policy

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (see Signature page).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Recoupment Policy (Filed with the SEC as Exhibit 97.1 to our Form 10-K with the SEC on March 28, 2024, SEC File No. 001-36365, and incorporated by reference here).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	March 11, 2025

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

Signature	Title	Date

/s/ David Angulo, M.D.	Chief Executive Officer	March 11, 2025
David Angulo, M.D.	(Principal Executive Officer)

/s/ Ivor Macleod	Chief Financial Officer	March 11, 2025
Ivor Macleod	(Principal Financial and Accounting Officer)

/s/ Guy Macdonald	Director	March 11, 2025
Guy Macdonald

/s/ David Hastings	Director	March 11, 2025
David Hastings

/s/ Steven C. Gilman, Ph.D.	Director	March 11, 2025
Steven C. Gilman, Ph.D.

/s/ Ann F. Hanham, Ph.D.	Director	March 11, 2025
Ann F. Hanham, Ph.D.

/s/ Armando Anido	Director	March 11, 2025
Armando Anido

/s/ Brian Philippe Tinmouth	Director	March 11, 2025
Brian Philippe Tinmouth