Form 10-Q
period 2025-03-31
SCYNEXIS INC
filed 2025-05-15
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, there were 39,020,274 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$6,942	$16,051
Short-term investments	33,665	43,249
Prepaid expenses and other current assets	1,454	2,184
License agreement receivable	216	753
License agreement contract asset	9,509	9,509
Restricted cash	435	435
Total current assets	52,221	72,181
Investments	13,155	15,846
Deferred offering costs	417	417
Restricted cash	109	109
Operating lease right-of-use asset	2,013	2,090
Total assets	$67,915	$90,643
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,260	$4,569
Accrued expenses	2,630	3,793
Deferred revenue, current portion	1,642	1,642
Operating lease liability, current portion	425	407
Convertible debt	—	13,688
Total current liabilities	8,957	24,099
Deferred revenue	1,294	1,294
Warrant liability	5,070	7,998
Operating lease liability	2,062	2,175
Total liabilities	17,383	35,566
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of March 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 39,020,274 and 37,973,991 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	42	41
Additional paid-in capital	432,416	431,571
Accumulated deficit	(381,926)	(376,535)
Total stockholders’ equity	50,532	55,077
Total liabilities and stockholders’ equity	$67,915	$90,643

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
License agreement revenue	$257	$1,373
Operating expenses:
Research and development	5,141	7,212
Selling, general and administrative	3,726	3,669
Total operating expenses	8,867	10,881
Loss from operations	(8,610)	(9,508)
Other (income) expense:
Amortization of debt issuance costs and discount	312	401
Interest income	(776)	(1,280)
Interest expense	173	205
Warrant liability fair value adjustment	(2,928)	(9,608)
Derivative liability fair value adjustment	—	(168)
Total other income	(3,219)	(10,450)
(Loss) income before taxes	(5,391)	942
Income tax expense	—	(531)
Net (loss) income	$(5,391)	$411
Net (loss) income per share attributable to common stockholders – basic
Net (loss) income per share – basic	$(0.11)	$0.01
Net (loss) income per share attributable to common stockholders – diluted
Net (loss) income per share – diluted	$(0.11)	$0.01
Weighted average common shares outstanding – basic and diluted
Basic	49,435,500	48,245,559
Diluted	49,435,500	48,565,051

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(5,391)	$411
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	819	705
Accretion of investments discount	(199)	(253)
Amortization of debt issuance costs and discount	312	401
Change in fair value of warrant liability	(2,928)	(9,608)
Change in fair value of derivative liability	—	(168)
Noncash operating lease expense for right-of-use asset	77	64
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	765	3,966
License agreement receivable	537	2,463
License agreement contract asset	—	(103)
Accounts payable	(199)	1,809
Accrued expenses	(1,163)	(2,893)
Deferred revenue	—	(722)
Other liabilities	(95)	(79)
Net cash used in operating activities	(7,465)	(4,007)
Cash flows from investing activities:
Purchase of investments	—	(2,510)
Maturity of investments	12,440	7,964
Net cash provided by investing activities	12,440	5,454
Cash flows from financing activities:
Payment of convertible debt	(14,000)	—
Payment of deferred offering costs	(110)	(40)
Proceeds from employee stock purchase plan issuances	26	25
Net cash used in financing activities	(14,084)	(15)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,109)	1,432
Cash, cash equivalents, and restricted cash at beginning of period	16,595	34,593
Cash, cash equivalents, and restricted cash at end of period	$7,486	$36,025
Supplemental cash flow information:
Cash paid for interest	$420	$420
Cash received for interest	$625	$1,041

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. ("SCYNEXIS" or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, and is pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections. The Company is developing its proprietary class of enfumafungin-derived antifungal compounds (“fungerps") as broad-spectrum, systemic antifungal agents for multiple fungal indications. Ibrexafungerp is the first representative of this novel class of antifungals with additional assets from the “fungerp” family under development, including SCY-247 which is currently in clinical stages of development. In June 2021, the U.S. Food and Drug Administration (“FDA”) approved BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis, also known as vaginal yeast infection, and in December 2022, the Company announced that the FDA approved a second indication for BREXAFEMME for the reduction in the incidence of recurrent vulvovaginal candidiasis.

As previously disclosed, the Company and GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”) entered into an exclusive license agreement dated March 30, 2023, which was subsequently amended by a binding memorandum of understanding dated December 26, 2023 (collectively, the “GSK License Agreement”).

As previously disclosed, the Phase 3 MARIO study of ibrexafungerp for the treatment of invasive candidiasis was placed on clinical hold in September 2023 following identification of a potential cross-contamination at the facility of the drug substance manufacturer in light of draft FDA guidance recommending that certain drugs be manufactured in separate facilities. One of these drugs, a non-antibiotic beta lactam drug called ezetimibe, was being manufactured at the same facility as ibrexafungerp. The Company has since moved the manufacture of ibrexafungerp to a new facility and has been working on generating new material with a goal of lifting the clinical hold and resuming the MARIO study. New clinical supplies to enable the re-start of the MARIO study have been manufactured and information supporting the use of these supplies to re-start clinical activities was provided to the FDA.

On April 24, 2025, the FDA notified the Company that the clinical hold on ibrexafungerp had been lifted and concluded that the Phase 3 MARIO study could resume. Subsequently, on April 28, 2025, GSK notified the Company of their intention to immediately terminate the study based on its purported rights under the GSK License Agreement to unilaterally terminate the MARIO study. GSK claimed that, as a result, it would have no obligations to pay any further development milestones related to the MARIO study, including $30.0 million tied to the resumption and continuation of the study. The Company does not believe that GSK currently has the right to unilaterally terminate the MARIO study under the GSK License Agreement.

Pursuant to the GSK License Agreement, the Company is responsible for conducting the MARIO study. The GSK License Agreement provides that certain material changes to the study, including termination, require mutual written agreement of both parties. The Company has not provided such agreement. The GSK License Agreement only provides GSK with a unilateral termination right in the event that dosage of the first new patient in MARIO had not occurred by a particular date. The date was set as April 26, 2025, subject to automatic extension of up to two months, or June 26, 2025, if the implementation of additional in process control method validation was included in the amended IND or required by GSK, resulting in additional time in the manufacturing process.

The Company is seeking to resolve this disagreement with GSK. Meanwhile, the Company is reinitiating the MARIO study, with the goal of dosing the first new patient by June 26, 2025, collecting its development milestones from GSK, and ultimately completing the study.

The Company remains committed to developing novel antifungal solutions to the rising threat of deadly fungal infections including invasive candidiasis for which there are limited treatment options and significant concerns for emergence of resistances, as highlighted by the WHO in their call to industry and other parties for research, development and public health action in this area of unmet need.

The Company had an accumulated deficit of $381.9 million at March 31, 2025. The Company's capital resources primarily comprised cash and cash equivalents and investments of $53.8 million at March 31, 2025. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of SCY-247 and ibrexafungerp; (4) its ability to successfully achieve the development, regulatory, and commercial milestones under its GSK License Agreement; and (5) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments include: determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimates and assumptions utilized in measuring the fair value of the warrant liability each reporting period.

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2025.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2024, except as described below.

Basic and Diluted Net (Loss) Income per Share of Common Stock

The Company calculates net (loss) income per common share in accordance with ASC 260, Earnings Per Share. Basic net (loss) income per common share for the three months ended March 31, 2025 and 2024 was determined by dividing net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net (loss) income per common share for the three months ended March 31, 2025 and 2024 includes the outstanding prefunded warrants to purchase 7,516,267 and 3,200,000 shares of common stock issued in the April 2022 public offering and December 2020 public offering, respectively. Diluted net (loss) income per common share for the three months ended March 31, 2025 and 2024 was determined as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net (loss) income allocated to common shares	$(5,391)	$411

Weighted average common shares outstanding – basic	49,435,500	48,245,559
Dilutive effect of restricted stock units	—	319,492
Weighted average common shares outstanding – diluted	49,435,500	48,565,051

Net (loss) income per share – diluted	$(0.11)	$0.01

The following potentially dilutive shares of common stock and outstanding restricted stock units that contain certain performance contingencies have not been included in the computation of diluted net (loss) income per share for the three months ended March 31, 2025 and 2024, as the result would be anti-dilutive or the performance contingencies have not been met:

	Three Months Ended March 31,
	2025	2024
Outstanding stock options	3,542,328	2,716,602
Outstanding restricted stock units	3,428,750	600,000
Warrants to purchase common stock associated with December 2020 public offering - Series 2	—	6,800,000
Warrants to purchase common stock associated with April 2022 public offering	15,000,000	15,000,000
Warrants to purchase common stock associated with loan agreement	198,811	198,811
Common stock associated with March 2019 Notes	—	1,138,200
Warrants to purchase common stock associated with Danforth	50,000	50,000
Total	22,219,889	26,503,613

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which introduced new guidance on disclosures for reportable segments and significant segment expenses, including for entities with a single reportable segment. This guidance is effective for the Company for annual reporting periods beginning January 1, 2024 and interim periods beginning January 1, 2025. The Company adopted ASU 2023-07 in the prior annual reporting period.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which introduced new guidance on disclosures for income taxes, including enhancements to the rate reconciliation and income taxes paid disclosures. This guidance is effective for the Company for annual reporting periods beginning January 1, 2025. ASU 2023-09 did not have a material impact on the unaudited condensed consolidated financial statements.

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

3. Investments

The following table summarizes the investments at March 31, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2025
Maturities < 1 Year
Corporate bonds	$31,965	$41	$(18)	$31,988
Agency bonds	1,700	4	—	1,704
Total short-term investments	$33,665	$45	$(18)	$33,692

Maturities > 1 Year
Corporate bonds	$13,155	$17	$(11)	$13,161
Total investments	$13,155	$17	$(11)	$13,161

As of December 31, 2024
Maturities < 1 Year
Corporate bonds	$41,535	$73	$(11)	$41,597
Agency bonds	1,714	5	—	1,719
Total short-term investments	$43,249	$78	$(11)	$43,316

Maturities > 1 Year
Corporate bonds	$15,846	$3	$(41)	$15,808
Total investments	$15,846	$3	$(41)	$15,808

The Company carries investments at amortized cost. As of March 31, 2025 and December 31, 2024, the fair value of the corporate and agency bonds totals $46.9 million and $59.1 million, respectively, which is determined based on “Level 2” inputs, which consist of quoted prices for similar assets in active markets. The Company has evaluated the unrealized loss position in the corporate and agency bonds as of the balance sheet dates and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid research and development services	$130	$514
Prepaid insurance	246	267
Other prepaid expenses	187	169
Other current assets	891	1,234
Total prepaid expenses and other current assets	$1,454	$2,184

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued research and development expenses	$653	$684
Accrued employee bonus compensation	477	1,763
Other accrued expenses	942	788
Accrued product recall	558	558
Total accrued expenses	$2,630	$3,793

6. Borrowings and Contingencies

March 2019 Note Purchase Agreement

On March 7, 2019, the Company entered into a Senior Convertible Note Purchase Agreement (the “March 2019 Note Purchase Agreement”) with Puissance. Pursuant to the March 2019 Note Purchase Agreement, on March 7, 2019, the Company issued and sold to Puissance $16.0 million aggregate principal amount of its 6.0% Senior Convertible Notes due 2025 (“March 2019 Notes”), resulting in $14.7 million in net proceeds after deducting $1.3 million for an advisory fee and other issuance costs. In April 2019, Puissance converted $2.0 million of the March 2019 Notes for 162,600 shares of common stock. The March 2019 Notes matured on March 15, 2025 and the Company repaid the $14.0 million due to Puissance.

As of December 31, 2024, the Company’s March 2019 Notes consist of the convertible debt balance of $13.7 million. For the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $0.4 million in amortization of debt issuance costs and discount related to the March 2019 Notes, respectively. The March 2019 Notes bore interest at a rate of 6.0% per annum payable semiannually in arrears on March 15 and September 15 of each year.

Legal Proceedings

On November 7, 2023, a securities class action was filed by Brian Feldman against the Company and certain of the Company's executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, the Company made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company's business, operations, and prospects, alleging specifically that the Company failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that the Company did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices ("cGMP"); (3) that, due to the substantial risk of cross-contamination, the Company were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, the Company's statements about its business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company's common stock between March 31, 2023 to September 22, 2023. The Company has filed a motion to dismiss. On May 1, 2024, and again on June 4, 2024, purported shareholder derivative complaints were filed in the United States District Court, District of New Jersey. The complaints name the Company’s directors and certain of its officers and assert state and federal claims based on the same alleged misstatements as the securities class action complaint. These cases seek unspecified damages, disgorgement, unspecified equitable relief, interest, fees and costs. The complaints have been consolidated and are currently stayed. The Company disagrees with the allegations and intends to defend these litigations vigorously. The Company has not recognized any expense for these contingencies.

7. Stockholders’ Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 150,000,000 shares as of March 31, 2025, and December 31, 2024; 39,020,274 and 37,973,991 shares were issued and outstanding at March 31, 2025 and December 31, 2024, respectively.

The following table summarizes common stock share activity for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31, 2025
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	37,973,991	$41	$431,571	$(376,535)	$55,077
Net loss	—	—	—	(5,391)	(5,391)
Stock-based compensation expense	—	—	819	—	819
Common stock issued through employee stock purchase plan	31,710	—	26	—	26
Common stock issued for vested restricted stock units	1,014,573	1	—	—	1
Balance, March 31, 2025	39,020,274	$42	$432,416	$(381,926)	$50,532

	Three Months Ended March 31, 2024
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	37,207,799	$40	$428,169	$(355,247)	$72,962
Net income	—	—	—	411	411
Stock-based compensation expense	—	—	705	—	705
Common stock issued through employee stock purchase plan	18,815	—	26	—	26
Common stock issued for vested restricted stock units	553,182	1	—	—	1
Balance, March 31, 2024	37,779,796	$41	$428,900	$(354,836)	$74,105

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2025	December 31, 2024
Outstanding stock options	3,542,328	2,905,029
Outstanding restricted stock units	3,428,750	3,120,374
Prefunded warrants to purchase common stock associated with December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with April 2022 public offering	15,000,000	15,000,000
Prefunded warrants to purchase common stock associated with April 2022 public offering	7,516,267	7,516,267
Warrants to purchase common stock associated with loan agreement	198,811	198,811
Warrant to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	—	1,138,200
For possible future issuance under 2024 Plan (Note 8)	3,903,948	5,864,196
For possible future issuance under employee stock purchase plan	1,399,683	1,431,393
For possible future issuance under 2015 Plan (Note 8)	637,050	637,050
Total common shares reserved for future issuance	38,876,837	41,061,320

Warrants Associated with the April 2022 Public Offering

The fair value of the April 2022 outstanding warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations. The outstanding warrants associated with the April 2022 public offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the warrants do not qualify under the indexation guidance. As a result, the April 2022 public offering warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model. For the three months ended March 31, 2025 and 2024, the Company recognized gains of $2.9 million and $9.6 million, respectively. As of March 31, 2025 and December 31, 2024, the fair value of the warrant liabilities was $5.1 million and $8.0 million, respectively.

8. Stock-based Compensation

2024 Equity Incentive Plan

In April 2024, the Company’s board of directors adopted the 2024 Equity Incentive Plan (“2024 Plan”), which was subsequently approved by the Company’s stockholders and became effective on June 19, 2024. The 2024 Plan is the successor to the 2014 Plan. The 2014 Plan terminated on February 11, 2024 and no new grants may be made under the 2014 Plan after that date, although all outstanding awards granted under the 2014 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards and the terms of the 2014 Plan. As of March 31, 2025, there were 3,903,948 shares of common stock available for future issuance under the 2024 Plan.

2015 Inducement Award Plan

As of March 31, 2025, there were 637,050 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”). During both the three months ended March 31, 2025 and 2024, there were options to purchase zero shares of the Company’s common stock granted under the 2015 Plan.

The activity for the Company’s 2024 Plan, 2014 Plan, and 2015 Plan, for the three months ended March 31, 2025, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2024	2,905,029	$7.16	6.62	$—
Granted	671,925	$1.08
Forfeited/Cancelled	(34,626)	$88.09
Outstanding — March 31, 2025	3,542,328	$5.22	7.09	$—
Exercisable — March 31, 2025	1,835,244	$8.57	5.23	$—
Vested or expected to vest — March 31, 2025	3,542,328	$5.22	7.09	$—

Restricted stock unit (“RSU”) activity under the 2024 Plan, 2014 Plan, and 2015 Plan for the three months ended March 31, 2025, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2024	3,120,374	$1.89
Granted	1,347,949	$1.08
Vested	(1,014,573)	$1.99
Forfeited	(25,000)	$2.04
Non-vested at March 31, 2025	3,428,750	$1.54

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

Stock-based Compensation Cost

The stock-based compensation cost that has been charged against income for stock awards was $0.8 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense related to stock awards is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$215	$195
Selling, general and administrative	604	510
Total stock-based compensation expense	$819	$705

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of March 31, 2025 and December 31, 2024 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Cash	$725	$725	—	—
Restricted cash	544	544	—	—
Money market funds	6,217	6,217	—	—
Total assets	$7,486	$7,486	—	—

Warrant liability	$5,070	—	—	$5,070
Total liabilities	$5,070	—	—	$5,070

December 31, 2024
Cash	$3,441	$3,441	—	—
Restricted cash	544	544	—	—
Money market funds	12,610	12,610	—	—
Total assets	$16,595	$16,595	—	—

Warrant liability	$7,998	—	—	$7,998
Total liabilities	$7,998	—	—	$7,998

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of March 31, 2025, the cash and cash equivalents of $6.9 million and the restricted cash balances of $0.4 million and $0.1 million within short and long term on the unaudited condensed consolidated balance sheet, respectively, sum to the total of $7.5 million as shown in the unaudited condensed consolidated statement of cash flows.

Level 3 financial liabilities consist of the warrant liability for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liability at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The unobservable input for all of the Level 3 warrant liability includes volatility. The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants. At March 31, 2025 and December 31, 2024, the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liability was 82.2% and 83.4%, respectively.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2024	$7,998
Gain adjustment to fair value	(2,928)
Balance – March 31, 2025	$5,070

10. Revenue

GSK License Agreement

On March 30, 2023 (as amended in December 2023), the Company entered into the GSK License Agreement. Pursuant to the terms of the GSK License Agreement, the Company granted GSK an exclusive (even as to the Company and its affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (the “GSK Territory”). If the existing licenses granted to or agreements with third parties are terminated with respect to any country, GSK will have an exclusive first right to negotiate with the Company to add those additional countries to the GSK Territory. The parties closed the transactions contemplated by the GSK License Agreement in May 2023.

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

As of both March 31, 2025 and December 31, 2024, the Company maintains a license agreement contract asset of $9.5 million, which is associated with a success-based milestone associated with the ongoing MARIO study. The Company believes that the remaining $9.5 million license agreement contract asset as of March 31, 2025 is collectible and not impaired given the Company's probability assessment of achieving the milestone as defined in the GSK License Agreement, ongoing development activities, and other information available to the Company. If the disagreement with GSK over the MARIO study is not resolved, the Company may need to recognize a reversal of the $9.5 million license agreement contract asset and corresponding revenue and recognize the remaining $2.9 million of total deferred revenue in revenue in future periods which could materially impact the financial statements. It also creates additional uncertainty of the future commercialization of ibrexafungerp associated with the invasive candidiasis indication. See Note 1 for further details.

The Company reassessed the transaction price as of March 31, 2025, including estimated variable consideration included in the transaction price and the remaining milestones continued to be constrained.

The Company recognizes the revenue associated with the MARIO study over time using an input method. The input method is based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the Company’s performance in transferring control of the services promised to GSK and represents the Company’s best estimate of the period of the obligation.

For the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $1.4 million of license agreement revenue, respectively. As of both March 31, 2025 and December 31, 2024, there was $1.6 million and $1.3 million of current and long-term deferred revenue, respectively, which is expected to be recognized by the end of 2026.

11. Segments

The Company has one reportable segment which is drug development. The Company primarily derives revenue from its licensing of developed drugs in difficult-to-treat and drug-resistant infections and manages the business activities on a consolidated basis. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer. The CODM assesses performance for the drug development segment and decides how to allocate resources based on consolidated net (loss) income that also is reported on the consolidated statement of operations. The CODM uses budget, forecast, and actual results of the consolidated net (loss) income in deciding what drug development programs to further progress with its existing and planned capital resources. The measure of segment assets is reported on the balance sheet as consolidated assets.

The table below provides information about the Company's drug development segment and includes the reconciliation to consolidated net (loss) income for the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$257	$1,373
Less:
Clinical expense	1,712	2,485
Preclinical expense	937	534
Chemistry, manufacturing, and controls	500	2,097
Selling, general, and administrative	3,726	3,669
Income tax expense	—	531
Interest expense	173	205
Plus:
Interest income	(776)	(1,280)
Other segment (income) expense (1)	(624)	(7,279)
Segment net (loss) income	(5,391)	411
Reconciliation of segment net (loss) income
Adjustments and reconciling items	—	—
Consolidated net (loss) income	$(5,391)	$411

(1) Other segment (income) expense includes other research and development expense, amortization of debt issuance costs and discount, warrant liability fair value adjustment, and the derivative liability fair value adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended March 31, 2025, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2025, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

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

MARIO Study and Clinical Hold Update

As previously disclosed, we and GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK) entered into an exclusive license agreement dated March 30, 2023, which was subsequently amended by a binding memorandum of understanding dated December 26, 2023 (collectively, the GSK License Agreement).

As previously disclosed, the Phase 3 MARIO study of ibrexafungerp for the treatment of invasive candidiasis was placed on clinical hold in September 2023 following identification of a potential cross-contamination at the facility of the drug substance manufacturer in light of draft FDA guidance recommending that certain drugs be manufactured in separate facilities. One of these drugs, a non-antibiotic beta lactam drug called ezetimibe, was being manufactured at the same facility as ibrexafungerp. We have since moved the manufacture of ibrexafungerp to a new facility and have been working on generating new material with a goal of lifting the clinical hold and resuming the MARIO study. New clinical supplies to enable the re-start of the MARIO study have been manufactured and information supporting the use of these supplies to re-start clinical activities was provided to the FDA.

On April 24, 2025, the FDA notified us that the clinical hold on ibrexafungerp had been lifted and concluded that the Phase 3 MARIO study could resume. Subsequently, on April 28, 2025, GSK notified us of their intention to immediately terminate the study based on its purported rights under the GSK License Agreement to unilaterally terminate the MARIO study. GSK claimed that, as a result, it would have no obligations to pay any further development milestones related to the MARIO study, including $30.0 million tied to the resumption and continuation of the study. We do not believe that GSK currently has the right to unilaterally terminate the MARIO study under the GSK License Agreement.

Pursuant to the GSK License Agreement, we are responsible for conducting the MARIO study. The GSK License Agreement provides that certain material changes to the study, including termination, require mutual written agreement of both parties. We have not provided such agreement; in fact, GSK did not give any indication of an intent to terminate the MARIO study until the day it sent its notice. The GSK License Agreement only provides GSK with a unilateral termination right in the event that dosage of the first new patient in MARIO had not occurred by a particular date. The date was set as April 26, 2025, subject to automatic extension of up to two months if the implementation of additional in process control method validation was included in the amended IND or required by GSK, resulting in additional time in the manufacturing process. GSK has taken the position that the initial deadline was not extended. On the contrary, our position is that the triggering event for extension of the timeline for the maximum of two months clearly occurred since GSK required, and the amended IND includes, new in process control method validation that resulted in extension of the manufacturing process. Therefore, contrary to GSK’s notice, we believe that GSK does not have the unilateral right to terminate the MARIO study and we have thus informed GSK.

We are seeking to resolve this disagreement with GSK. Meanwhile, we are reinitiating the MARIO study, with the goal of dosing the first new patient by June 26, 2025, collecting its development milestones from GSK, and ultimately completing the study. While at this time it is too early to say how this disagreement may be resolved, GSK has reiterated its commitment to continued collaboration regarding other aspects of the GSK License Agreement including with respect to the commercialization of BREXAFEMME for the VVC and rVVC indications.

We remain committed to developing novel antifungal solutions to the rising threat of deadly fungal infections including invasive candidiasis for which there are limited treatment options and significant concerns for emergence of resistances, as highlighted by the WHO in their call to industry and other parties for research, development and public health action in this area of unmet need.

Class Action Lawsuit

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. We have filed a motion to dismiss. On May 1, 2024, and again on June 4, 2024, purported shareholder derivative complaints were filed in the United States District Court, District of New Jersey. The complaints name our directors and certain of our officers and assert state and federal claims based on the same alleged misstatements as the securities class action complaint. These cases seek unspecified damages, disgorgement, unspecified equitable relief, interest, fees and costs. The complaints have been consolidated and are currently stayed. We disagree with the allegations and we intend to defend these litigations vigorously.

Liquidity

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, December 2020, and April 2022. Our principal source of liquidity is cash, cash equivalents, and investments which totaled $53.8 million as of March 31, 2025.

As of March 31, 2025, our accumulated deficit was $381.9 million. We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy. Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations and ongoing operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements or our “at-the-market” offering program pursuant to the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co.

Collaborations and Licensing Agreements

We are party to a number of licensing and collaboration agreements with partners in human health, including: (1) GSK, a pharmaceutical company, which we exclusively (even as to us and our affiliates) provide a, royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in the GSK Territory; (2) Merck, a pharmaceutical company, under which we exclusively licensed the rights to ibrexafungerp in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events as well as tiered royalties based on worldwide sales of ibrexafungerp when and if it is approved (in 2014, Merck assigned to us the patents related to ibrexafungerp that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (3) Hansoh, a pharmaceutical company, which we have exclusively provided a license to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan; Hansoh recently received Chinese approval for ibrexafungerp in VVC and we will receive a milestone upon commercialization as well as royalties of approximately 10%; (4) R-Pharm, CJSC, or "R-Pharm," a leading supplier of hospital drugs in Russia, granting R-Pharm exclusive rights in the field of human health to develop and commercialize ibrexafungerp in Russia and several non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us (this agreement is not material to our unaudited condensed consolidated balance sheets, statements of operations, or statements of cash flows); (5) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635 for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties; and (6) Cypralis Limited, or "Cypralis," a life sciences company, transferring to Cypralis certain cyclophilin inhibitor assets of ours, under which we are eligible to receive milestone payments upon the successful progression of certain Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization.

Components of Operating Results

Revenue

Revenue consists of license agreement revenue associated with GSK.

Research and Development Expense

Research and development expense consists of expenses incurred while performing research and development activities to discover, develop, or improve potential product candidates we seek to develop. This includes conducting preclinical studies and clinical trials, manufacturing and other development efforts, and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of:

•
costs related to executing preclinical and clinical trials, drug formulation, manufacturing and other development;
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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation. This includes personnel in executive, finance, human resources, business development, medical affairs, marketing and commercial, and administrative support functions. Other expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for accounting, auditing, tax and legal services, consulting costs for general and administrative purposes, patent application and legal fees, information systems and marketing efforts.

Other Expense (Income)

All of our other expense (income) recognized in the three months ended March 31, 2025 and 2024, consists of amortization of debt issuance costs and discount, interest income, interest expense, the warrant liability fair value adjustment, and the derivative liability fair value adjustment.

Income Tax Expense

For the three months ended March 31, 2024, our income tax expense recognized consists primarily of an expense for U.S. federal income tax.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Period-to-Period Change
License agreement revenue	$257	$1,373	(1,116)	(81.3)%
Operating expenses:
Research and development	5,141	7,212	(2,071)	(28.7)%
Selling, general and administrative	3,726	3,669	57	1.6%
Total operating expenses	8,867	10,881	(2,014)	(18.5)%
Loss from operations	(8,610)	(9,508)	898	(9.4)%
Other (income) expense:
Amortization of debt issuance costs and discount	312	401	(89)	(22.2)%
Interest income	(776)	(1,280)	504	(39.4)%
Interest expense	173	205	(32)	(15.6)%
Warrant liability fair value adjustment	(2,928)	(9,608)	6,680	(69.5)%
Derivative liability fair value adjustment	—	(168)	168	(100.0)%
Total other income	(3,219)	(10,450)	7,231	(69.2)%
(Loss) income before taxes	(5,391)	942	(6,333)	(672.3)%
Income tax expense	—	(531)	531	(100.0)%
Net (loss) income	$(5,391)	$411	$(5,802)	(1,411.7)%

Revenue. For the three months ended March 31, 2025 and, 2024, revenue consists of $0.3 million and $1.4 million, respectively, in license agreement revenue associated with the GSK License Agreement.

Research and Development. For the three months ended March 31, 2025, research and development expenses decreased to $5.1 million compared to $7.2 million for the three months ended March 31, 2024. The decrease of $2.1 million, or 29%, for the three months ended March 31, 2025, was primarily driven by a decrease of $1.6 million in chemistry, manufacturing, and controls (CMC) expense, a decrease of $0.8 million in clinical expense, and a net decrease in other research and development expense of $0.1 million, offset in part by an increase of $0.4 million in preclinical expense.

The $1.6 million decrease in CMC expense is primarily associated with a $1.8 million decrease in expense associated with the manufacturing of drug product for SCY-247 and ibrexafungerp. The $0.8 million decrease in clinical expense was primarily due to a $0.6 million decrease in clinical expense for the FURI and CARES studies which were completed in the prior comparable period and a $0.1 million decrease in clinical expense associated with the Phase 3 MARIO study. The $0.4 million increase in preclinical expense was primarily associated with certain preclinical costs associated with the continued development of SCY-247.

Selling, General & Administrative. For the three months ended March 31, 2025, selling, general and administrative expenses remained consistent with the prior comparable period at $3.7 million. The increase of $0.1 million, or 2%, for the three months ended March 31, 2025, was primarily driven by an increase of $0.3 million in business development expense and an increase of $0.2 million in salary expense, offset in part by a $0.4 million decrease in professional fees.

Amortization of Debt Issuance Costs and Discount. For the three months ended March 31, 2025 and 2024, we recognized $0.3 million and $0.4 million in amortization of debt issuance costs and discount, respectively. The debt issuance costs and discount for our March 2019 convertible notes primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the three months ended March 31, 2025 and 2024, we recognized $0.8 million and $1.3 million, respectively, in interest income on our money market funds and investments.

Interest Expense. For both the three months ended March 31, 2025 and 2024, we recognized $0.2 million in interest expense on our March 2019 convertible notes which were fully paid at maturity in March 2025.

Warrant Liabilities Fair Value Adjustment. For the three months ended March 31, 2025 and 2024, we recognized gains of $2.9 million and $9.6 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the periods.

Derivative Liability Fair Value Adjustment. For the three months ended March 31, 2024, we recognized a gain of $0.2 million in the fair value adjustment related to the derivative liability primarily due to the decrease in our stock price during the period.

Income Tax Expense. For the three months ended March 31, 2024, our income tax expense recognized consists primarily of an expense for U.S. federal income tax.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025, we had cash and cash equivalents and investments of $53.8 million, compared to cash and cash equivalents and short-term investments of $75.1 million as of December 31, 2024. We believe our capital resources are sufficient to fund our on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. As of March 31, 2025, our accumulated deficit was $381.9 million.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash, cash equivalents, and restricted cash, January 1	$16,595	$34,593
Net cash used in operating activities	(7,465)	(4,007)
Net cash provided by investing activities	12,440	5,454
Net cash used in financing activities	(14,084)	(15)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,109)	1,432
Cash, cash equivalents, and restricted cash, March 31	$7,486	$36,025

Operating Activities

The $3.5 million increase in net cash used in operating activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 was primarily due to the continued development costs associated with SCY-247 and ibrexafungerp in the three months ended March 31, 2025.

Net cash used in operating activities of $7.5 million for the three months ended March 31, 2025, primarily consisted of the $5.4 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liability of $2.9 million, stock-based compensation expense of $0.8 million, and amortization of debt issuance costs and discount of $0.3 million, partially offset by a net unfavorable change in operating assets and liabilities of $0.2 million. The net unfavorable change in operating assets and liabilities of $0.2 million is due to a favorable change of $1.3 million due to the decrease in operating assets, offset by an unfavorable change of $1.5 million due to the decrease in operating liabilities The net $1.3 million decrease in operating assets is primarily due to a $0.5 million decrease in the license agreement receivable associated with the GSK License Agreement which was collected in the three months ended March 31, 2025, and a $0.7 million decrease in prepaid expenses, other assets, deferred costs, and other. The $0.7 million decrease in prepaid expenses, other assets, deferred costs, and other was primarily due to the $0.4 million decrease in prepaid research and development services that were recognized in the three months ended March 31, 2025 and a $0.4 million decrease in other current assets. The net unfavorable change of $1.5 million in operating liabilities is primarily due to the $1.2 million decrease in accrued expenses primarily due to the $1.3 million decrease in accrued bonus which was paid in the three months ended March 31, 2025.

Net cash used in operating activities of $4.0 million for the three months ended March 31, 2024, primarily consisted of the $0.4 million net income adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $9.6 million, stock-based compensation expense of $0.7 million, and amortization of debt issuance costs and discount of $0.4 million, partially offset by a net favorable change in operating assets and liabilities of $4.4 million. The net favorable change in operating assets and liabilities was due to a net decrease in operating liabilities of $1.9 million and by a net decrease of $6.3 million in operating assets. The net $6.3 million decrease in operating assets is primarily due to a $2.5 million decrease in the license agreement receivable associated with the License Agreement with GSK which was collected in the three months ended March 31, 2024 and a $4.0 million decrease in prepaid expenses, other assets, deferred costs, and other. The

$4.0 million decrease in prepaid expenses, other assets, deferred costs, and other was primarily due to the collection of a $4.4 million unbilled receivable in the three months ended March 31, 2024 from GSK.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 consisted of the maturities of investments of $12.4 million.

Net cash provided by investing activities of $5.5 million for the three months ended March 31, 2024 consisted of purchases and maturities of investments of $2.5 million and $8.0 million, respectively.

Financing Activities

Net cash used in financing activities of $14.1 million for the three months ended March 31, 2025, consisted primarily of the $14.0 million repayment of the convertible debt in March 2025.

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

Our critical estimates and judgments are described within Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. We have filed a motion to dismiss. On May 1, 2024, and again on June 4, 2024, purported shareholder derivative complaints were filed in the United States District Court, District of New Jersey. The complaints name our directors and certain of our officers and assert state and federal claims based on the same alleged misstatements as the securities class action complaint. These cases seek unspecified damages, disgorgement, unspecified equitable relief, interest, fees and costs. The complaints have been consolidated and are currently stayed. We disagree with the allegations and we intend to defend these litigations vigorously.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2025

By:	/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 14, 2025