Form 10-Q
period 2025-06-30
SCYNEXIS INC
filed 2025-08-13
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 41,924,941 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$11,020	$16,051
Short-term investments	33,765	43,249
Prepaid expenses and other current assets	1,578	2,184
License agreement receivable	10,000	753
License agreement contract asset	—	9,509
Restricted cash	135	435
Total current assets	56,498	72,181
Investments	1,736	15,846
Deferred offering costs	417	417
Restricted cash	109	109
Operating lease right-of-use asset	1,934	2,090
Total assets	$60,694	$90,643
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,172	$4,569
Accrued expenses	2,477	3,793
Deferred revenue, current portion	1,770	1,642
Operating lease liability, current portion	444	407
Convertible debt	—	13,688
Total current liabilities	10,863	24,099
Deferred revenue	515	1,294
Warrant liability	2,904	7,998
Operating lease liability	1,945	2,175
Total liabilities	16,227	35,566
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of June 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 39,174,941 and 37,973,991 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	42	41
Additional paid-in capital	433,236	431,571
Accumulated deficit	(388,811)	(376,535)
Total stockholders’ equity	44,467	55,077
Total liabilities and stockholders’ equity	$60,694	$90,643

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License agreement revenue	$1,364	$736	$1,620	$2,109
Operating expenses:
Research and development	7,141	6,807	12,282	14,019
Selling, general and administrative	3,784	3,166	7,528	6,835
Total operating expenses	10,925	9,973	19,810	20,854
Loss from operations	(9,561)	(9,237)	(18,190)	(18,745)
Other (income) expense:
Amortization of debt issuance costs and discount	—	421	312	822
Interest income	(510)	(1,130)	(1,305)	(2,402)
Interest expense	—	197	173	403
Warrant liability fair value adjustment	(2,166)	5,761	(5,094)	(3,848)
Derivative liability fair value adjustment	—	(28)	—	(196)
Total other (income) expense	(2,676)	5,221	(5,914)	(5,221)
Loss before taxes	(6,885)	(14,458)	(12,276)	(13,524)
Income tax expense	—	—	—	523
Net loss	$(6,885)	$(14,458)	$(12,276)	$(14,047)
Net loss per share – basic and diluted	$(0.14)	$(0.30)	$(0.25)	$(0.29)
Weighted average common shares outstanding – basic and diluted	49,748,919	48,511,656	49,593,882	48,379,256

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,276)	$(14,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,639	1,464
Accretion of investments discount	(314)	(621)
Amortization of debt issuance costs and discount	312	822
Change in fair value of warrant liability	(5,094)	(3,848)
Change in fair value of derivative liability	—	(196)
Noncash operating lease expense for right-of-use asset	156	131
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	803	4,131
License agreement receivable	(9,247)	2,230
License agreement contract asset	9,509	(146)
Accounts payable	1,713	(1,759)
Accrued expenses	(1,316)	(1,997)
Deferred revenue	(652)	(870)
Other liabilities	(193)	(161)
Net cash used in operating activities	(14,960)	(14,867)
Cash flows from investing activities:
Purchase of investments	—	(10,719)
Maturity of investments	23,713	17,545
Net cash provided by investing activities	23,713	6,826
Cash flows from financing activities:
Payment of convertible debt	(14,000)	—
Payment of deferred offering costs	(110)	(40)
Proceeds from employee stock purchase plan issuances	26	25
Net cash used in financing activities	(14,084)	(15)
Net decrease in cash, cash equivalents, and restricted cash	(5,331)	(8,056)
Cash, cash equivalents, and restricted cash at beginning of period	16,595	34,593
Cash, cash equivalents, and restricted cash at end of period	$11,264	$26,537
Supplemental cash flow information:
Cash paid for interest	$420	$420
Cash received for interest	$1,226	$1,721

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. ("SCYNEXIS" or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, and is pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections. The Company is developing its proprietary class of triterpenoid antifungal compounds (“fungerps") as broad-spectrum, systemic antifungal agents for multiple fungal indications. Ibrexafungerp is the first representative of this novel class of antifungals and was approved by the U.S. Food and Drug Administration (“FDA”) as BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis and for the reduction in the incidence of recurrent vulvovaginal candidiasis in 2021 and 2022, respectively. A second generation fungerp SCY-247 is currently being evaluated in clinical trials with additional compounds from our proprietary fungerp platform, targeted to address significant unmet needs, in earlier stages of development.

As previously disclosed, the Company licensed the rights for ibrexafungerp to GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”) via an exclusive license agreement dated March 30, 2023, which was subsequently amended by a binding memorandum of understanding dated December 26, 2023 (collectively, the “GSK License Agreement”).

Pursuant to the GSK License Agreement, the Company is responsible for conducting the MARIO study. As previously disclosed, the Phase 3 MARIO study of ibrexafungerp for the treatment of invasive candidiasis was placed on clinical hold in September 2023 following identification of a potential cross-contamination at the facility of the drug substance manufacturer in light of draft FDA guidance recommending that certain drugs be manufactured in separate facilities. One of these drugs, a non-antibiotic beta lactam drug called ezetimibe, was being manufactured at the same facility as ibrexafungerp. The Company has since moved the manufacture of the clinical supplies of ibrexafungerp to enable the continuation of the MARIO study to a new facility. New clinical supplies to enable the re-start of the MARIO study were manufactured and on April 24, 2025, the FDA notified the Company that the clinical hold on ibrexafungerp had been lifted and concluded that the Phase 3 MARIO study could resume.

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

The Company is seeking to resolve this disagreement with GSK. Meanwhile, the Company reinitiated the MARIO study and patient dosing resumed in the Phase 3 MARIO study in May 2025, triggering the Company to bill a $10.0 million development milestone to GSK in the three months ended June 30, 2025. The Company is seeking to collect its development milestones from GSK and ultimately complete the study.

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

The Company had an accumulated deficit of $388.8 million at June 30, 2025. The Company's capital resources primarily comprised cash and cash equivalents and investments of $46.5 million at June 30, 2025. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of SCY-247 and ibrexafungerp; (4) its ability to successfully achieve the development, regulatory, and commercial milestones under its GSK License Agreement; and (5) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions are eliminated in consolidation.

Nasdaq Minimum Bid Price Notification

On June 20, 2025, the Company received a letter from the Listing Qualifications Department staff (the "Staff") of the Nasdaq notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company's common stock was below the $1.00 per share minimum required for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1). The letter from Nasdaq has no immediate effect on the listing of the Company's common stock on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from June 20, 2025, or until December 17, 2025 (the "Compliance Date"), to regain compliance with the minimum bid price rule. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available. If, at any time before the Compliance Date, the closing bid price of the Company's common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide the Company written confirmation of compliance with the minimum bid price rule and the matter will be closed.

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

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2025.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2024, except as described below.

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic net loss per common share for the three and six months ended June 30, 2025 and 2024 was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net loss per common share for the three and six months ended June 30, 2025 and 2024 includes the outstanding prefunded warrants to purchase 7,516,267 and 3,200,000 shares of common stock issued in the April 2022 public offering and December 2020 public offering, respectively.

The following potentially dilutive shares of common stock and outstanding restricted stock units that contain certain performance contingencies have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2025 and 2024, as the result would be anti-dilutive or the performance contingencies have not been met:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding stock options	3,664,841	2,842,808	3,664,841	2,842,808
Outstanding restricted stock units	3,139,084	3,263,345	3,139,084	3,263,345
Warrants to purchase common stock associated with April 2022 public offering	15,000,000	15,000,000	15,000,000	15,000,000
Warrants to purchase common stock associated with loan agreement	198,811	198,811	198,811	198,811
Common stock associated with March 2019 Notes	—	1,138,200	—	1,138,200
Warrants to purchase common stock associated with Danforth	50,000	50,000	50,000	50,000
Total	22,052,736	22,493,164	22,052,736	22,493,164

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

Recently Enacted Income Tax Legislation

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025, and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

3. Investments

The following table summarizes the investments at June 30, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2025
Maturities < 1 Year
Corporate bonds	$32,044	$30	$(14)	$32,060
Agency bonds	1,721	1	—	1,722
Total short-term investments	$33,765	$31	$(14)	$33,782

Maturities > 1 Year
Corporate bonds	$1,736	$3	$—	$1,739
Total investments	$1,736	$3	$—	$1,739

As of December 31, 2024
Maturities < 1 Year
Corporate bonds	$41,535	$73	$(11)	$41,597
Agency bonds	1,714	5	—	1,719
Total short-term investments	$43,249	$78	$(11)	$43,316

Maturities > 1 Year
Corporate bonds	$15,846	$3	$(41)	$15,808
Total investments	$15,846	$3	$(41)	$15,808

The Company carries investments at amortized cost. As of June 30, 2025 and December 31, 2024, the fair value of the corporate and agency bonds totals $35.5 million and $59.1 million, respectively, which is determined based on “Level 2” inputs, which consist of quoted prices for similar assets in active markets. The Company has evaluated the unrealized loss position in the corporate and agency bonds as of the balance sheet dates and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid research and development services	$74	$514
Prepaid insurance	477	267
Other prepaid expenses	160	169
Other current assets	867	1,234
Total prepaid expenses and other current assets	$1,578	$2,184

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development expenses	$328	$684
Accrued employee bonus compensation	834	1,763
Other accrued expenses	757	788
Accrued product recall	558	558
Total accrued expenses	$2,477	$3,793

6. Borrowings and Contingencies

March 2019 Note Purchase Agreement

On March 7, 2019, the Company entered into a Senior Convertible Note Purchase Agreement (the “March 2019 Note Purchase Agreement”) with Puissance Life Science Opportunities Fund VI ("Puissance"). Pursuant to the March 2019 Note Purchase Agreement, on March 7, 2019, the Company issued and sold to Puissance $16.0 million aggregate principal amount of its 6.0% Senior Convertible Notes due 2025 (“March 2019 Notes”), resulting in $14.7 million in net proceeds after deducting $1.3 million for an advisory fee and other issuance costs. In April 2019, Puissance converted $2.0 million of the March 2019

Notes for 162,600 shares of common stock. The March 2019 Notes matured on March 15, 2025 and the Company repaid the $14.0 million due to Puissance.

As of December 31, 2024, the Company’s March 2019 Notes consist of the convertible debt balance of $13.7 million. For the three months ended June 30, 2025 and 2024, the Company recognized zero and $0.4 million in amortization of debt issuance costs and discount related to the March 2019 Notes, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized $0.3 million and $0.8 million, respectively, in amortization of debt issuance costs and discount related to the March 2019 Notes. The March 2019 Notes bore interest at a rate of 6.0% per annum payable semiannually in arrears on March 15 and September 15 of each year.

Legal Proceedings

On November 7, 2023, a securities class action was filed by Brian Feldman against the Company and certain of the Company's executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, the Company made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company's business, operations, and prospects, alleging specifically that the Company failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that the Company did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices ("cGMP"); (3) that, due to the substantial risk of cross-contamination, the Company were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, the Company's statements about its business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company's common stock between March 31, 2023 to September 22, 2023. The court granted the Company's motion to dismiss with leave to amend on July 30, 2025.

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

7. Stockholders’ Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 150,000,000 shares as of June 30, 2025, and December 31, 2024; 39,174,941 and 37,973,991 shares were issued and outstanding at June 30, 2025 and December 31, 2024, respectively. In August 2025, a 5% beneficial owner of the Company exercised 2,750,000 prefunded warrants from the April 2022 public offering, resulting in the issuance of 2,750,000 shares of the Company's common stock for proceeds of $2,750.

The following table summarizes common stock share activity for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30, 2025
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2025	39,020,274	$42	$432,416	$(381,926)	$50,532
Net loss	—	—	—	(6,885)	(6,885)
Stock-based compensation expense	—	—	820	—	820
Common stock issued for vested restricted stock units	154,667	—	—	—	—
Balance, June 30, 2025	39,174,941	$42	$433,236	$(388,811)	$44,467

	Three Months Ended June 30, 2024
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2024	37,779,796	$41	$428,900	$(354,836)	$74,105
Net loss	—	—	—	(14,458)	(14,458)
Stock-based compensation expense	—	—	759	—	759
Common stock issued for vested restricted stock units	76,667	—	—	—	—
Balance, June 30, 2024	37,856,463	$41	$429,659	$(369,294)	$60,406

	Six Months Ended June 30, 2025
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	37,973,991	$41	$431,571	$(376,535)	$55,077
Net loss	—	—	—	(12,276)	(12,276)
Stock-based compensation expense	—	—	1,639	—	1,639
Common stock issued through employee stock purchase plan	31,710	—	26	—	26
Common stock issued for vested restricted stock units	1,169,240	1	—	—	1
Balance, June 30, 2025	39,174,941	$42	$433,236	$(388,811)	$44,467

	Six Months Ended June 30, 2024
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	37,207,799	$40	$428,169	$(355,247)	$72,962
Net loss	—	—	—	(14,047)	(14,047)
Stock-based compensation expense	—	—	1,464	—	1,464
Common stock issued through employee stock purchase plan	18,815	—	26	—	26
Common stock issued for vested restricted stock units	629,849	1	—	—	1
Balance, June 30, 2024	37,856,463	$41	$429,659	$(369,294)	$60,406

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2025	December 31, 2024
Outstanding stock options	3,664,841	2,905,029
Outstanding restricted stock units	3,139,084	3,120,374
Prefunded warrants to purchase common stock associated with December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with April 2022 public offering	15,000,000	15,000,000
Prefunded warrants to purchase common stock associated with April 2022 public offering	7,516,267	7,516,267
Warrants to purchase common stock associated with loan agreement	198,811	198,811
Warrant to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	—	1,138,200
For possible future issuance under 2024 Plan (Note 8)	3,903,934	5,864,196
For possible future issuance under employee stock purchase plan	1,399,683	1,431,393
For possible future issuance under 2015 Plan (Note 8)	649,550	637,050
Total common shares reserved for future issuance	38,722,170	41,061,320

Warrants Associated with the April 2022 Public Offering

The fair value of the April 2022 outstanding warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations. The outstanding warrants associated with the April 2022 public offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the warrants do not qualify under the indexation guidance. As a result, the April 2022 public offering warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model. For the three months ended June 30, 2025 and 2024, the Company recognized a gain of $2.2 million and a loss of $5.8 million, respectively, and for the six months ended June 30, 2025 and 2024, recognized gains of $5.1 million and $3.8 million, respectively, on the warrant liabilities fair value adjustment. As of June 30, 2025 and December 31, 2024, the fair value of the warrant liabilities was $2.9 million and $8.0 million, respectively.

8. Stock-based Compensation

2024 Equity Incentive Plan

In April 2024, the Company’s board of directors adopted the 2024 Equity Incentive Plan (“2024 Plan”), which was subsequently approved by the Company’s stockholders and became effective on June 19, 2024. The 2024 Plan is the successor to the 2014 Plan. The 2014 Plan terminated on February 11, 2024 and no new grants may be made under the 2014 Plan after that date, although all outstanding awards granted under the 2014 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards and the terms of the 2014 Plan. As of June 30, 2025, there were 3,903,934 shares of common stock available for future issuance under the 2024 Plan.

2015 Inducement Award Plan

As of June 30, 2025, there were 649,550 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”). During both the six months ended June 30, 2025 and 2024, there were options to purchase zero shares of the Company’s common stock granted under the 2015 Plan.

The activity for the Company’s 2024 Plan, 2014 Plan, and 2015 Plan, for the six months ended June 30, 2025, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2024	2,905,029	$7.16	6.62	$—
Granted	809,925	$1.02
Forfeited/Cancelled	(50,113)	$87.61
Outstanding — June 30, 2025	3,664,841	$4.71	6.99	$—
Exercisable — June 30, 2025	2,114,445	$7.05	5.55	$—
Vested or expected to vest — June 30, 2025	3,664,841	$4.71	6.99	$—

Restricted stock unit (“RSU”) activity under the 2024 Plan, 2014 Plan, and 2015 Plan for the six months ended June 30, 2025, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2024	3,120,374	$1.89
Granted	1,485,949	$1.05
Vested	(1,169,240)	$1.99
Forfeited	(297,999)	$1.78
Non-vested at June 30, 2025	3,139,084	$1.46

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

Stock-based Compensation Cost

The stock-based compensation cost that has been charged against income for stock awards was $0.8 million for both the three months ended June 30, 2025 and 2024, and was $1.6 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense related to stock awards is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$202	$216	$417	$411
Selling, general and administrative	618	543	1,222	1,053
Total stock-based compensation expense	$820	$759	$1,639	$1,464

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of June 30, 2025 and December 31, 2024 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Cash	$448	$448	—	—
Restricted cash	244	244	—	—
Money market funds	10,572	10,572	—	—
Total assets	$11,264	$11,264	—	—

Warrant liability	$2,904	—	—	$2,904
Total liabilities	$2,904	—	—	$2,904

December 31, 2024
Cash	$3,441	$3,441	—	—
Restricted cash	544	544	—	—
Money market funds	12,610	12,610	—	—
Total assets	$16,595	$16,595	—	—

Warrant liability	$7,998	—	—	$7,998
Total liabilities	$7,998	—	—	$7,998

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of June 30, 2025, the cash and cash equivalents of $11.0 million and the restricted cash balances of $0.1 million within short term and $0.2 million in long term on the unaudited condensed consolidated balance sheet, sum to the total of $11.3 million as shown in the unaudited condensed consolidated statement of cash flows.

Level 3 financial liabilities consist of the warrant liability for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liability at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The unobservable input for all of the Level 3 warrant liability includes volatility. The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants. At June 30, 2025 and December 31, 2024, the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liability was 85.4% and 83.4%, respectively.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2024	$7,998
Gain adjustment to fair value	(5,094)
Balance – June 30, 2025	$2,904

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

The Company evaluated the GSK License Agreement in accordance with ASC 606 as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The Company assessed the terms of the GSK License Agreement and identified the following performance obligations which include: (1) the license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, in the GSK Territory, (2) the research and development activities for the MARIO study, and (3) performance obligations for the remaining research and development activities for the ongoing clinical and preclinical studies of ibrexafungerp. The Company reassessed the transaction price as of June 30, 2025, including estimated variable consideration included in the transaction price and the remaining milestones continued to be constrained.

As of June 30, 2025, the Company maintains a license agreement receivable of $10.0 million, which is associated with a success-based milestone associated with the ongoing MARIO study. In May 2025, the Company resumed dosing in patients in the Phase 3 MARIO study which triggered the Company to bill the $10.0 million development milestone to GSK in the three months ended June 30, 2025. The Company believes that the $10.0 million license agreement receivable as of June 30, 2025 is collectible and not impaired. If the disagreement with GSK over the MARIO study is not resolved in the Company's favor, the Company may need to recognize a reversal of the $10.0 million license agreement receivable and corresponding revenue and recognize the remaining $2.3 million of total deferred revenue in revenue in future periods which could materially impact the financial statements. It also creates additional uncertainty of the future commercialization of ibrexafungerp associated with the invasive candidiasis indication. See Note 1 for further details.

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

For the three months ended June 30, 2025 and 2024, the Company recognized $1.4 million and $0.7 million of license agreement revenue, respectively, and for the six months ended June 30, 2025 and 2024, the Company recognized $1.6 million and $2.1 million, respectively. As of June 30, 2025, there was $1.8 million and $0.5 million of current and long-term deferred revenue, respectively, which is expected to be recognized by the end of 2026. As of December 31, 2024, there was $1.6 million and $1.3 million of current and long-term deferred revenue, respectively.

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

The table below provides information about the Company's drug development segment and includes the reconciliation to consolidated net loss for the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,364	$736	$1,620	$2,109
Less:
Clinical expense	2,506	2,274	4,217	4,762
Preclinical expense	1,032	646	1,969	1,181
Chemistry, manufacturing, and controls	1,771	1,484	2,273	3,580
Selling, general, and administrative	3,784	3,166	7,528	6,835
Income tax expense	—	—	—	523
Interest expense	—	197	173	403
Plus:
Interest income	(510)	(1,130)	(1,305)	(2,402)
Other segment (income) expense (1)	(334)	8,557	(959)	1,274
Segment net loss	(6,885)	(14,458)	(12,276)	(14,047)
Reconciliation of segment net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(6,885)	$(14,458)	$(12,276)	$(14,047)

(1) Other segment (income) expense includes other research and development expense, amortization of debt issuance costs and discount, warrant liability fair value adjustment, and the derivative liability fair value adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2025, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

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

Ibrexafungerp is the first representative of this novel class of antifungals and was approved by the U.S. Food and Drug Administration (FDA) as BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis and for the reduction in the incidence of recurrent vulvovaginal candidiasis in 2021 and 2022, respectively. Oral ibrexafungerp is also under development for other systemic fungal diseases.

A second generation fungerp SCY-247 is currently being evaluated in clinical trials with additional compounds from our proprietary fungerp platform, targeted to address significant unmet needs, in earlier stages of development.

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

As previously disclosed, the Phase 3 MARIO study of ibrexafungerp for the treatment of invasive candidiasis was placed on clinical hold in September 2023 following identification of a potential cross-contamination at the facility of the drug substance manufacturer in light of draft FDA guidance recommending that certain drugs be manufactured in separate facilities. One of these drugs, a non-antibiotic beta lactam drug called ezetimibe, was being manufactured at the same facility as ibrexafungerp. We have since moved the manufacture of the clinical supplies of ibrexafungerp to enable the continuation of the MARIO study to a new facility.

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

We are seeking to resolve this disagreement with GSK. Meanwhile, we reinitiated the MARIO study and patient dosing resumed in the Phase 3 MARIO study in May 2025, triggering us to bill a $10.0 million development milestone to GSK in the three months ended June 30, 2025. We are seeking to collect our development milestones from GSK and ultimately complete the study. While at this time it is too early to say how this disagreement may be resolved, GSK has reiterated its commitment to continued collaboration regarding other aspects of the GSK License Agreement including with respect to the commercialization of BREXAFEMME for the VVC and RVVC indications.

The September 2023 identification of a potential cross-contamination at the facility of the drug substance manufacturer also resulted in a recall of all commercial supplies of BREXAFEMME. The manufacturing of new commercial supplies of BREXAFEMME and eventual reintroduction to the market is carried out by GSK.

We remain committed to developing novel antifungal solutions to the rising threat of deadly fungal infections including invasive candidiasis for which there are limited treatment options and significant concerns for emergence of resistances, as highlighted by the WHO in their call to industry and other parties for research, development and public health action in this area of unmet need.

SCY-247 Development Update

We continue to progress the development activities for SCY-247 and recently completed the single and multiple ascending dose portions of our ongoing Phase 1 study of oral SCY-247 in 88 healthy subjects. The primary endpoint is safety and tolerability, and the secondary endpoint is pharmacokinetics. We expect to release the single ascending and multiple ascending dose data in the third quarter of 2025.

Nasdaq Minimum Bid Price Notification

On June 20, 2025, we received a letter from the Listing Qualifications Department staff (the Staff) of the Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the $1.00 per share minimum required for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1). The letter from Nasdaq has no immediate effect on the listing of our common stock on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from June 20, 2025, or until December 17, 2025 (the Compliance Date), to regain compliance with the minimum bid price rule. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available. If, at any time before the Compliance Date, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide us written confirmation of compliance with the minimum bid price rule and the matter will be closed.

Class Action Lawsuit

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. The court granted our motion to dismiss with leave to amend on July 30, 2025.

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

Liquidity

We have operated as a public entity since we completed our initial public offering in May 2014, which we refer to as our IPO. We also completed a follow-on public offering of our common stock in April 2015 and public offerings of our common stock and warrants in June 2016, March 2018, December 2019, December 2020, and April 2022. Our principal source of liquidity is cash, cash equivalents, and investments which totaled $46.5 million as of June 30, 2025.

As of June 30, 2025, our accumulated deficit was $388.8 million. We expect we will continue to incur significant research and development expense as we continue to execute our research and drug development strategy. Consistent with our operating plan, we also expect that we will continue to incur significant selling, general and administrative expenses to support our public reporting company operations and ongoing operations. As a result, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements or our “at-the-market” offering program pursuant to the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co.

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

Other Expense (Income)

All of our other expense (income) recognized in the three and six months ended June 30, 2025 and 2024, consists of amortization of debt issuance costs and discount, interest income, interest expense, the warrant liability fair value adjustment, and the derivative liability fair value adjustment.

Income Tax Expense

For the six months ended June 30, 2024, our income tax expense recognized consists primarily of an expense for U.S. federal income tax.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Period-to-Period Change
License agreement revenue	$1,364	$736	$628	85.3%
Operating expenses:
Research and development	7,141	6,807	334	4.9%
Selling, general and administrative	3,784	3,166	618	19.5%
Total operating expenses	10,925	9,973	952	9.5%
Loss from operations	(9,561)	(9,237)	(324)	3.5%
Other (income) expense:
Amortization of debt issuance costs and discount	—	421	(421)	(100.0)%
Interest income	(510)	(1,130)	620	(54.9)%
Interest expense	—	197	(197)	(100.0)%
Warrant liability fair value adjustment	(2,166)	5,761	(7,927)	(137.6)%
Derivative liability fair value adjustment	—	(28)	28	(100.0)%
Total other (income) expense	(2,676)	5,221	(7,897)	(151.3)%
Net loss	$(6,885)	$(14,458)	$7,573	(52.4)%

Revenue. For the three months ended June 30, 2025 and, 2024, revenue consists of $1.4 million and $0.7 million, respectively, in license agreement revenue associated with the GSK License Agreement.

Research and Development. For the three months ended June 30, 2025, research and development expenses increased to $7.1 million compared to $6.8 million for the three months ended June 30, 2024. The increase of $0.3 million, or 5%, for the three months ended June 30, 2025, was primarily driven by an increase of $0.3 million in chemistry, manufacturing, and controls (CMC) expense, an increase of $0.4 million in preclinical expense, and an increase of $0.2 million in clinical expense, offset in part by a decrease of $0.2 million in salary expense and a net decrease of $0.4 million in other research and development expense.

The $0.3 million increase in CMC expense is primarily associated with a $0.2 million increase in expense associated with the manufacturing of drug product for SCY-247 and ibrexafungerp. The $0.4 million increase in preclinical expense was primarily associated with certain preclinical costs associated with the continued development of SCY-247. The $0.2 million increase in clinical expense was primarily due to a $1.5 million increase in expense for the Phase 1 study for SCY-247, offset in part by a $0.7 million decrease in clinical expense for the FURI and CARES studies which were completed in the prior comparable period, a $0.1 million decrease in clinical expense associated with the Phase 3 MARIO study, a $0.1 million decrease in clinical expense for the VANQUISH study, and a net decrease of $0.4 million in other clinical expense.

Selling, General & Administrative. For the three months ended June 30, 2025, selling, general and administrative expenses increased to $3.8 million compared to $3.2 million for the three months ended June 30, 2024. The increase of $0.6 million, or 20%, for the three months ended June 30, 2025, was primarily driven by an increase of $0.4 million in professional fees.

Amortization of Debt Issuance Costs and Discount. For the three months ended June 30, 2025 and 2024, we recognized zero and $0.4 million in amortization of debt issuance costs and discount, respectively. The debt issuance costs and discount for our March 2019 convertible notes, which were fully paid at maturity in March 2025, primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the three months ended June 30, 2025 and 2024, we recognized $0.5 million and $1.1 million, respectively, in interest income on our money market funds and investments.

Interest Expense. For the three months ended June 30, 2025 and 2024, we recognized zero and $0.2 million in interest expense on our March 2019 convertible notes which were fully paid at maturity in March 2025.

Warrant Liabilities Fair Value Adjustment. For the three months ended June 30, 2025 and 2024, we recognized a gain of $2.2 million and a loss of $5.8 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease and increase in our stock price during the respective periods.

Derivative Liability Fair Value Adjustment. For the three months ended June 30, 2024, we recognized a gain of $28,000 in the fair value adjustment related to the derivative liability primarily due to the decrease in our stock price during the period.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024, together with the changes in those items in dollars and percentage (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Period-to-Period Change
License agreement revenue	$1,620	$2,109	$(489)	(23.2)%
Operating expenses:
Research and development	12,282	14,019	(1,737)	(12.4)%
Selling, general and administrative	7,528	6,835	693	10.1%
Total operating expenses	19,810	20,854	(1,044)	(5.0)%
Loss from operations	(18,190)	(18,745)	555	(3.0)%
Other expense (income):
Amortization of debt issuance costs and discount	312	822	(510)	(62.0)%
Interest income	(1,305)	(2,402)	1,097	(45.7)%
Interest expense	173	403	(230)	(57.1)%
Warrant liabilities fair value adjustment	(5,094)	(3,848)	(1,246)	32.4%
Derivative liabilities fair value adjustment	—	(196)	196	(100.0)%
Total other income	(5,914)	(5,221)	(693)	13.3%
Loss before taxes	(12,276)	(13,524)	1,248	(9.2)%
Income tax expense	—	523	(523)	(100.0)%
Net loss	$(12,276)	$(14,047)	$1,771	(12.6)%

Revenue. For the six months ended June 30, 2025 and, 2024, revenue consists of $1.6 million and $2.1 million, respectively, in license agreement revenue associated with the GSK License Agreement.

Research and Development. For the six months ended June 30, 2025, research and development expenses decreased to $12.3 million compared to $14.0 million for the six months ended June 30, 2024. The decrease of $1.7 million, or 12%, for the six months ended June 30, 2025, was primarily driven by a decrease of $1.3 million in CMC expense, a decrease of $0.5 million in clinical expense, a decrease of $0.2 million in salary expense, and a net decrease in other research and development expense of $0.5 million, offset in part by an increase of $0.8 million in preclinical expense.

The $1.3 million decrease in CMC expense is primarily associated with a $1.6 million decrease in expense associated with the manufacturing of drug product for SCY-247 and ibrexafungerp. The $0.5 million decrease in clinical expense was primarily due to a $1.3 million decrease in clinical expense for the FURI and CARES studies which were completed in the prior comparable period, a $0.2 million decrease in clinical expense associated with the Phase 3 MARIO study, a $0.3 million decrease in clinical expense associated with the VANQUISH study, and a net decrease of $1.0 million in other clinical expense, offset in part by a $2.3 million increase in clinical expense for the Phase 1 study for SCY-247. The $0.8 million increase in preclinical expense was primarily associated with certain preclinical costs associated with the continued development of SCY-247.

Selling, General & Administrative. For the six months ended June 30, 2025, selling, general and administrative expense increased to $7.5 million compared to $6.8 million for the six months ended June 30, 2024. The increase of $0.7 million, or 10%, for the six months ended June 30, 2025, was primarily driven by an increase of $0.3 million in business development expense, an increase of $0.3 million in salary expense, and a net increase of $0.1 million in other selling, general, and administrative expense.

Amortization of Debt Issuance Costs and Discount. For the six months ended June 30, 2025 and 2024, we recognized $0.3 million and $0.8 million in amortization of debt issuance costs and discount, respectively. The debt issuance costs and discount for our March 2019 convertible notes, which were fully paid at maturity in March 2025, primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the six months ended June 30, 2025 and 2024, we recognized $1.3 million and $2.4 million, respectively, in interest income on our money market funds and investments.

Interest Expense. For the six months ended June 30, 2025 and 2024, we recognized $0.2 million and $0.4 million in interest expense on our March 2019 convertible notes which were fully paid at maturity in March 2025.

Warrant Liabilities Fair Value Adjustment. For the six months ended June 30, 2025 and 2024, we recognized gains of $5.1 million and $3.8 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the periods.

Derivative Liability Fair Value Adjustment. For the six months ended June 30, 2024, we recognized a gain of $0.2 million in the fair value adjustment related to the derivative liability primarily due to the decrease in our stock price during the period.

Income Tax Expense. For the six months ended June 30, 2024, our income tax expense recognized consists primarily of an expense for U.S. federal income tax.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025, we had cash and cash equivalents and investments of $46.5 million, compared to cash and cash equivalents and short-term investments of $75.1 million as of December 31, 2024. We believe our capital resources are sufficient to fund our on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. As of June 30, 2025, our accumulated deficit was $388.8 million.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash, cash equivalents, and restricted cash, January 1	$16,595	$34,593
Net cash used in operating activities	(14,960)	(14,867)
Net cash provided by investing activities	23,713	6,826
Net cash used in financing activities	(14,084)	(15)
Net decrease in cash, cash equivalents, and restricted cash	(5,331)	(8,056)
Cash, cash equivalents, and restricted cash, June 30	$11,264	$26,537

Operating Activities

The $0.1 million increase in net cash used in operating activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 was primarily due to the continued development costs associated with SCY-247 and ibrexafungerp in the six months ended June 30, 2025.

Net cash used in operating activities of $15.0 million for the six months ended June 30, 2025, primarily consisted of the $12.3 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liability of $5.1 million and stock-based compensation expense of $1.6 million, partially offset by a net favorable change in operating assets and liabilities of $0.6 million. The net favorable change in operating assets and liabilities of $0.6 million is due to a net favorable change of $1.1 million due to the decrease in operating assets offset by a net unfavorable change of $0.4 million due to the decrease in operating liabilities The net $1.1 million decrease in operating assets is primarily due to a $0.8 million decrease in prepaid expenses, other assets, deferred costs, and other. The $0.8 million decrease in prepaid expenses, other assets, deferred costs, and other was primarily due to the $0.4 million decrease in prepaid research and development services that were recognized in the six months ended June 30, 2025 and a $0.4 million decrease in other current assets. The net unfavorable change of $0.4 million in operating liabilities is primarily due to the $1.7 million increase in accounts payable, offset in part by a $1.3 million decrease in accrued expenses primarily due to the $0.9 million decrease in accrued bonus which was paid in the six months ended June 30, 2025.

Net cash used in operating activities of $14.9 million for the six months ended June 30, 2024, primarily consisted of the $14.0 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $3.8 million, stock-based compensation expense of $1.5 million, and amortization of debt issuance costs and discount of $0.8 million, partially offset by a net favorable change in operating assets and liabilities of $1.4 million. The net favorable change in operating assets and liabilities was due to a net decrease in operating liabilities of $4.8 million and by a net decrease of $6.2 million in operating assets. The net $6.2 million decrease in operating assets is primarily due to a $2.2 million decrease in the license agreement receivable associated with the GSK License Agreement which was collected in the six months ended June 30, 2024 and a $4.1 million decrease in prepaid expenses, other assets, deferred costs, and other. The $4.1 million decrease in prepaid expenses, other assets, deferred costs, and other was primarily due to the collection of a $4.4 million unbilled receivable in the six months ended June 30, 2024 from GSK.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 consisted of the maturities of investments of $23.7 million.

Net cash provided by investing activities of $6.8 million for the six months ended June 30, 2024 consisted of purchases and maturities of investments of $10.7 million and $17.5 million, respectively.

Financing Activities

Net cash used in financing activities of $14.1 million for the six months ended June 30, 2025, consisted primarily of the $14.0 million repayment of the convertible debt in March 2025.

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

As of June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging that, during the period from March 31, 2023 to September 22, 2023, we made materially false and/or misleading statements, as well as failed to disclose material adverse facts about our business, operations, and prospects, alleging specifically that we failed to disclose to investors: (1) that the equipment used to manufacture ibrexafungerp was also used to manufacture a non-antibacterial beta-lactam drug substance, presenting a risk of cross-contamination; (2) that we did not have effective internal controls and procedures, as well as adequate internal oversight policies to ensure that its vendor complied with current Good Manufacturing Practices (cGMP); (3) that, due to the substantial risk of cross-contamination, we were reasonably likely to recall its ibrexafungerp tablets and halt its clinical studies; and (4) as a result of the foregoing, our statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between March 31, 2023 to September 22, 2023. The court granted our motion to dismiss with leave to amend on July 30, 2025.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, and as follows:

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

On June 20, 2025, we received a letter from the Listing Qualifications Department staff (the Staff) of the Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the $1.00 per share minimum required for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1). The letter from Nasdaq has no immediate effect on the listing of our common stock on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from June 20, 2025, or until December 17, 2025 (the Compliance Date), to regain compliance with the minimum bid price rule. If, at any time before the Compliance Date, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide us written confirmation of compliance with the minimum bid price rule and the matter will be closed.

If we do not regain compliance by the Compliance Date, we may transfer from the Nasdaq Global Market to the Nasdaq Capital Market and may be eligible for an additional compliance period of 180 calendar days. To qualify for the additional compliance period, we would have to meet the continued listing requirement for the market value of our publicly held shares and all other requirements for initial listing on the Nasdaq Capital Market (except for the bid price requirement), and provide written notice to Nasdaq of our intention to cure the minimum bid price deficiency during the additional 180-day compliance period, by effecting a reverse stock split, if necessary. If we do not qualify for an additional compliance period, or if the Staff concludes that we will not be able to cure the deficiency, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

We will continue to actively monitor the closing bid price of our common stock and will evaluate available options to resolve the deficiency and regain compliance with the minimum bid price rule. There can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5450(a)(1) or will otherwise be in compliance with other Nasdaq listing rules.

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

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2025

By:	/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 12, 2025