Form 10-Q
period 2025-09-30
SCYNEXIS INC
filed 2025-11-05
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 1, 2025, there were 41,965,058 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$14,797	$16,051
Short-term investments	23,131	43,249
Prepaid expenses and other current assets	686	2,184
License agreement receivable	10,000	753
License agreement contract asset	—	9,509
Restricted cash	80	435
Total current assets	48,694	72,181
Investments	—	15,846
Deferred offering costs	417	417
Restricted cash	109	109
Operating lease right-of-use asset	1,851	2,090
Total assets	$51,071	$90,643
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,467	$4,569
Accrued expenses	2,774	3,793
Deferred revenue, current portion	1,765	1,642
Operating lease liability, current portion	463	407
Convertible debt	—	13,688
Total current liabilities	8,469	24,099
Deferred revenue	807	1,294
Warrant liability	3,544	7,998
Operating lease liability	1,821	2,175
Total liabilities	14,641	35,566
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of September 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 41,956,724 and 37,973,991 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	45	41
Additional paid-in capital	433,787	431,571
Accumulated deficit	(397,402)	(376,535)
Total stockholders’ equity	36,430	55,077
Total liabilities and stockholders’ equity	$51,071	$90,643

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License agreement revenue	$334	$660	$1,955	$2,769
Operating expenses:
Research and development	5,452	8,073	17,735	22,091
Selling, general and administrative	3,287	2,907	10,815	9,742
Total operating expenses	8,739	10,980	28,550	31,833
Loss from operations	(8,405)	(10,320)	(26,595)	(29,064)
Other (income) expense:
Amortization of debt issuance costs and discount	—	441	312	1,262
Interest income	(454)	(1,020)	(1,759)	(3,422)
Interest expense	—	213	173	617
Warrant liability fair value adjustment	640	(6,751)	(4,454)	(10,598)
Derivative liability fair value adjustment	—	—	—	(196)
Total other expense (income)	186	(7,117)	(5,728)	(12,337)
Loss before taxes	(8,591)	(3,203)	(20,867)	(16,727)
Income tax (benefit) expense	—	(395)	—	128
Net loss	$(8,591)	$(2,808)	$(20,867)	$(16,855)
Net loss per share – basic and diluted	$(0.17)	$(0.06)	$(0.42)	$(0.35)
Weighted average common shares outstanding – basic and diluted	49,898,892	48,618,693	49,697,019	48,459,777

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,867)	$(16,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,165	2,365
Accretion of investments discount	(412)	(1,097)
Amortization of debt issuance costs and discount	312	1,262
Change in fair value of warrant liability	(4,454)	(10,598)
Change in fair value of derivative liability	—	(196)
Noncash operating lease expense for right-of-use asset	239	201
Changes in operating assets and liabilities:
Prepaid expenses, other assets, deferred costs, and other	1,745	4,032
License agreement receivable	(9,247)	2,310
License agreement contract asset	9,509	9,854
Accounts payable	(992)	(2,166)
Accrued expenses	(1,019)	(1,987)
Deferred revenue	(365)	(979)
Other liabilities	(298)	(248)
Net cash used in operating activities	(23,684)	(14,102)
Cash flows from investing activities:
Purchase of investments	—	(27,985)
Maturity of investments	36,130	36,752
Net cash provided by investing activities	36,130	8,767
Cash flows from financing activities:
Proceeds from common stock issued	4	—
Payment of convertible debt	(14,000)	—
Payment of deferred offering costs	(110)	(40)
Proceeds from employee stock purchase plan issuances	51	56
Net cash (used in) provided by financing activities	(14,055)	16
Net decrease in cash, cash equivalents, and restricted cash	(1,609)	(5,319)
Cash, cash equivalents, and restricted cash at beginning of period	16,595	34,593
Cash, cash equivalents, and restricted cash at end of period	$14,986	$29,274
Supplemental cash flow information:
Cash paid for interest	$420	$840
Cash received for interest	$1,632	$2,623
Noncash financing and investing activities:
Deferred offering costs reclassified to additional paid-in capital	$—	$12

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. ("SCYNEXIS" or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, and is pioneering innovative medicines to overcome and prevent difficult-to-treat and drug-resistant infections. The Company is developing its proprietary class of triterpenoid antifungal compounds (“fungerps") as broad-spectrum, systemic antifungal agents for multiple fungal indications. Ibrexafungerp is the first representative of this novel class of antifungals and was approved by the U.S. Food and Drug Administration (“FDA”) as BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis ("VVC") and for the reduction in the incidence of recurrent vulvovaginal candidiasis ("rVVC") in 2021 and 2022, respectively.

The Company licensed the rights for ibrexafungerp to GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”) via an exclusive license agreement dated March 30, 2023, which was subsequently amended by the binding memorandums of understanding dated December 26, 2023 and October 14, 2025 (collectively, the “GSK License Agreement”). See Notes 10 and 12 for further details.

A second generation fungerp SCY-247 is currently being evaluated in clinical trials and additional compounds from the Company's proprietary fungerp platform, targeted to address significant unmet needs, are in earlier stages of development. The Company recently completed the single and multiple ascending dose portions of the ongoing Phase 1 study of oral SCY-247. Following the positive results of the oral formulation, the Company intends to initiate a Phase 1 study of the intravenous formulation in the first quarter of 2026. A clinical proof-of-concept Phase 2 study in patients with invasive candidiasis is also anticipated in 2026. Subsequent stages of development are anticipated to include studies adequate to support an invasive candidiasis treatment indication, as well as evaluating SCY-247 for the prevention of invasive fungal diseases in patients at high risk. The Company owns 100% of the rights to SCY-247 as well as the additional fungerp compounds. The Company anticipates receiving Qualified Infectious Disease Product Designation, Orphan Drug Designation and Fast Track Designation which would provide regulatory exclusivity of at least 10 years.

The Company had an accumulated deficit of $397.4 million at September 30, 2025. The Company's capital resources primarily comprised cash and cash equivalents and investments of $37.9 million at September 30, 2025. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of SCY-247 and ibrexafungerp; (4) its ability to successfully achieve the regulatory and commercial milestones under its GSK License Agreement; and (5) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2025.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2024, except as described below.

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic net loss per common share for the three and nine months ended September 30, 2025 and 2024 was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net loss per common share for the three and nine months ended September 30, 2025 and 2024 includes the outstanding prefunded warrants to purchase 4,766,267 and 3,200,000 shares of common stock issued in the April 2022 public offering and December 2020 public offering, respectively.

The following potentially dilutive shares of common stock and outstanding restricted stock units that contain certain performance contingencies have not been included in the computation of diluted net loss per share for the three and nine months ended September 30, 2025 and 2024, as the result would be anti-dilutive or the performance contingencies have not been met:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding stock options	3,627,583	2,912,307	3,627,583	2,912,307
Outstanding restricted stock units	2,693,755	3,151,214	2,693,755	3,151,214
Warrants to purchase common stock associated with April 2022 public offering	15,000,000	15,000,000	15,000,000	15,000,000
Warrants to purchase common stock associated with loan agreement	198,811	198,811	198,811	198,811
Common stock associated with March 2019 Notes	—	1,138,200	—	1,138,200
Warrants to purchase common stock associated with Danforth	50,000	50,000	50,000	50,000
Total	21,570,149	22,450,532	21,570,149	22,450,532

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

3. Investments

The following table summarizes the investments at September 30, 2025 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2025
Maturities < 1 Year
Corporate bonds	$23,131	$24	$(1)	$23,154
Total short-term investments	$23,131	$24	$(1)	$23,154

As of December 31, 2024
Maturities < 1 Year
Corporate bonds	$41,535	$73	$(11)	$41,597
Agency bonds	1,714	5	—	1,719
Total short-term investments	$43,249	$78	$(11)	$43,316

Maturities > 1 Year
Corporate bonds	$15,846	$3	$(41)	$15,808
Total investments	$15,846	$3	$(41)	$15,808

The Company carries investments at amortized cost. As of September 30, 2025 and December 31, 2024, the fair value of the corporate and agency bonds totals $23.2 million and $59.1 million, respectively, which is determined based on “Level 2” inputs, which consist of quoted prices for similar assets in active markets. The Company has evaluated the unrealized loss position in the corporate and agency bonds as of the balance sheet dates and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid research and development services	$30	$514
Prepaid insurance	309	267
Other prepaid expenses	152	169
Other current assets	195	1,234
Total prepaid expenses and other current assets	$686	$2,184

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued research and development expenses	$146	$684
Accrued employee bonus compensation	1,175	1,763
Other accrued expenses	895	788
Accrued product recall	558	558
Total accrued expenses	$2,774	$3,793

6. Contingencies and Borrowings

Legal Proceedings

On November 7, 2023, a securities class action was filed by Brian Feldman against the Company and certain of the Company's executives in the United States District Court, District of New Jersey, alleging misstatements from March 31, 2023 to September 22, 2023 regarding manufacturing controls and related risks. The court granted the Company’s motion to dismiss with leave to amend on July 30, 2025, and on August 29, 2025, the parties stipulated to dismissal and the court dismissed the case with prejudice.

On May 1, 2024 and on June 4, 2024, purported shareholder derivative complaints asserting related claims were filed in the same court and later consolidated. On October 15, 2025, the court dismissed without prejudice the related consolidated shareholder derivative action. For additional information regarding the details of the securities class action and the consolidated shareholder derivative action, see Item 1 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 filed on August 13, 2025.

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

7. Stockholders’ Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 150,000,000 shares as of September 30, 2025, and December 31, 2024; 41,956,724 and 37,973,991 shares were issued and outstanding at September 30, 2025 and December 31, 2024, respectively. In August 2025, a 5% beneficial owner of the Company exercised 2,750,000 prefunded warrants from the April 2022 public offering, resulting in the issuance of 2,750,000 shares of the Company's common stock for proceeds of $2,750.

The following table summarizes common stock share activity for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30, 2025
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2025	39,174,941	$42	$433,236	$(388,811)	$44,467
Net loss	—	—	—	(8,591)	(8,591)
Stock-based compensation expense	—	—	526	—	526
Common stock issued through employee stock purchase plan	31,783	—	25	—	25
Common stock issued, net of expenses	2,750,000	3	—	—	3
Balance, September 30, 2025	41,956,724	$45	$433,787	$(397,402)	$36,430

	Three Months Ended September 30, 2024
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2024	37,856,463	$41	$429,659	$(369,294)	$60,406
Net loss	—	—	—	(2,808)	(2,808)
Stock-based compensation expense	—	—	900	—	900
Common stock issued through employee stock purchase plan	26,778		31		31
Common stock issued for vested restricted stock units	60,000	—	—	—	—
Balance, September 30, 2024	37,943,241	$41	$430,590	$(372,102)	$58,529

	Nine Months Ended September 30, 2025
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	37,973,991	$41	$431,571	$(376,535)	$55,077
Net loss	—	—	—	(20,867)	(20,867)
Stock-based compensation expense	—	—	2,165	—	2,165
Common stock issued through employee stock purchase plan	63,493	—	51	—	51
Common stock issued for vested restricted stock units	1,169,240	1	—	—	1
Common stock issued, net of expenses	2,750,000	3	—	—	3
Balance, September 30, 2025	41,956,724	$45	$433,787	$(397,402)	$36,430

	Nine Months Ended September 30, 2024
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	37,207,799	$40	$428,169	$(355,247)	$72,962
Net loss	—	—	—	(16,855)	(16,855)
Stock-based compensation expense	—	—	2,365	—	2,365
Common stock issued through employee stock purchase plan	45,593	—	56	—	56
Common stock issued for vested restricted stock units	689,849	1	—	—	1
Balance, September 30, 2024	37,943,241	$41	$430,590	$(372,102)	$58,529

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2025	December 31, 2024
Outstanding stock options	3,627,583	2,905,029
Outstanding restricted stock units	2,693,755	3,120,374
Prefunded warrants to purchase common stock associated with December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with April 2022 public offering	15,000,000	15,000,000
Prefunded warrants to purchase common stock associated with April 2022 public offering	4,766,267	7,516,267
Warrants to purchase common stock associated with loan agreement	198,811	198,811
Warrant to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	—	1,138,200
For possible future issuance under 2024 Plan (Note 8)	4,379,644	5,864,196
For possible future issuance under employee stock purchase plan	1,367,900	1,431,393
For possible future issuance under 2015 Plan (Note 8)	653,093	637,050
Total common shares reserved for future issuance	35,937,053	41,061,320

Warrants Associated with the April 2022 Public Offering

The fair value of the April 2022 outstanding warrants have been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations. The outstanding warrants associated with the April 2022 public offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the warrants do not qualify under the indexation guidance. As a result, the April 2022 public offering warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model. For the three months ended September 30, 2025 and 2024, the Company recognized a loss of $0.6 million and a gain of $6.8 million, respectively, and for the nine months ended September 30, 2025 and 2024, recognized gains of $4.5 million and $10.6 million, respectively, on the warrant liabilities fair value adjustment. As of September 30, 2025 and December 31, 2024, the fair value of the warrant liabilities was $3.5 million and $8.0 million, respectively.

8. Stock-based Compensation

2024 Equity Incentive Plan

In April 2024, the Company’s board of directors adopted the 2024 Equity Incentive Plan (“2024 Plan”), which was subsequently approved by the Company’s stockholders and became effective on June 19, 2024. The 2024 Plan is the successor to the 2014 Plan. The 2014 Plan terminated on February 11, 2024 and no new grants may be made under the 2014 Plan after that date, although all outstanding awards granted under the 2014 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards and the terms of the 2014 Plan. As of September 30, 2025, there were 4,379,644 shares of common stock available for future issuance under the 2024 Plan.

2015 Inducement Award Plan

As of September 30, 2025, there were 653,093 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”). During both the nine months ended September 30, 2025 and 2024, there were options to purchase zero shares of the Company’s common stock granted under the 2015 Plan.

The activity for the Company’s 2024 Plan, 2014 Plan, and 2015 Plan, for the nine months ended September 30, 2025, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2024	2,905,029	$7.16	6.62	$—
Granted	809,925	$1.02
Forfeited/Cancelled	(87,371)	$52.49
Outstanding — September 30, 2025	3,627,583	$4.70	6.60	$5
Exercisable — September 30, 2025	2,237,895	$6.72	5.24	$—
Vested or expected to vest — September 30, 2025	3,627,583	$4.70	6.60	$5

Restricted stock unit (“RSU”) activity under the 2024 Plan, 2014 Plan, and 2015 Plan for the nine months ended September 30, 2025, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2024	3,120,374	$1.89
Granted	1,485,949	$1.05
Vested	(1,172,574)	$1.99
Forfeited	(739,994)	$1.59
Non-vested at September 30, 2025	2,693,755	$1.46

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

Stock-based Compensation Cost

The stock-based compensation cost that has been charged against income for stock awards was $0.5 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and was $2.2 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively. The Company accounts for forfeitures as they occur, which may result in the reversal of stock-based compensation costs in subsequent periods as the forfeitures arise. Stock-based compensation expense related to stock awards is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$(8)	$311	$409	$722
Selling, general and administrative	534	590	1,756	1,643
Total stock-based compensation expense	$526	$901	$2,165	$2,365

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of September 30, 2025 and December 31, 2024 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Cash	$1,403	$1,403	—	—
Restricted cash	189	189	—	—
Money market funds	13,394	13,394	—	—
Total assets	$14,986	$14,986	—	—

Warrant liability	$3,544	—	—	$3,544
Total liabilities	$3,544	—	—	$3,544

December 31, 2024
Cash	$3,441	$3,441	—	—
Restricted cash	544	544	—	—
Money market funds	12,610	12,610	—	—
Total assets	$16,595	$16,595	—	—

Warrant liability	$7,998	—	—	$7,998
Total liabilities	$7,998	—	—	$7,998

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of September 30, 2025, the cash and cash equivalents of $14.8 million and the restricted cash balances of $0.1 million within short term and $0.1 million in long term on the unaudited condensed consolidated balance sheet, sum to the total of $15.0 million as shown in the unaudited condensed consolidated statement of cash flows.

Level 3 financial liabilities consist of the warrant liability for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liability at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The unobservable input for all of the Level 3 warrant liability includes volatility. The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants. At September 30, 2025 and December 31, 2024, the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liability was 87.5% and 83.4%, respectively.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2024	$7,998
Gain adjustment to fair value	(4,454)
Balance – September 30, 2025	$3,544

10. Revenue

GSK License Agreement

The Company evaluated the GSK License Agreement in accordance with ASC 606 as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The Company assessed the terms of the GSK License Agreement and identified the following performance obligations which include: (1) the license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, in the GSK Territory, (2) the research and development activities for the MARIO study, and (3) performance obligations for the remaining research and development activities for the ongoing clinical and preclinical studies of ibrexafungerp. The Company reassessed the transaction price as of September 30, 2025, including estimated variable consideration included in the transaction price and the remaining milestones continued to be constrained.

Pursuant to the GSK License Agreement, the Company is responsible for conducting the MARIO study which resumed in April 2025 after the FDA notified the Company the clinical hold of ibrexafungerp had been lifted, triggering the Company to bill a $10.0 million development milestone to GSK in the three months ended June 30, 2025. Subsequently, GSK notified the Company of their intention to immediately terminate the study based on its purported rights under the GSK License Agreement. The Company does not believe that GSK had the right to unilaterally terminate the MARIO study under the GSK License Agreement. See Note 12 for further details.

The Company believes that the $10.0 million license agreement receivable as of September 30, 2025 is collectible and not impaired. The Company recognized the revenue associated with the MARIO study over time using an input method. The input method is based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the Company’s performance in transferring control of the services promised to GSK and represents the Company’s best estimate of the period of the obligation. For the three months ended September 30, 2025 and 2024, the Company recognized $0.3 million and $0.7 million of license agreement revenue, respectively, and for the nine months ended September 30, 2025 and 2024, the Company recognized $2.0 million and $2.8 million, respectively. As of September 30, 2025, there was $1.8 million and $0.8 million of current and long-term deferred revenue, respectively. As of December 31, 2024, there was $1.6 million and $1.3 million of current and long-term deferred revenue, respectively.

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

The table below provides information about the Company's drug development segment and includes the reconciliation to consolidated net loss for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$334	$660	$1,955	$2,769
Less:
Clinical expense	1,729	1,897	5,943	6,661
Preclinical expense	1,131	1,371	3,097	2,551
Chemistry, manufacturing, and controls	792	2,209	3,065	5,785
Selling, general, and administrative	3,287	2,907	10,815	9,742
Income tax (benefit) expense	—	(395)	—	128
Interest expense	—	213	173	617
Plus:
Interest income	(454)	(1,020)	(1,759)	(3,422)
Other segment expense (income) (1)	2,440	(3,714)	1,488	(2,438)
Segment net loss	(8,591)	(2,808)	(20,867)	(16,855)
Reconciliation of segment net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(8,591)	$(2,808)	$(20,867)	$(16,855)

(1) Other segment expense (income) includes other research and development expense, amortization of debt issuance costs and discount, warrant liability fair value adjustment, and the derivative liability fair value adjustment.

12. Subsequent Events

In October 2025, the Company and GSK entered into a binding memorandum of understanding (the "Binding 2025 MOU") and the Company agreed to promptly wind-down and terminate the MARIO study and will receive one-time payments totaling $24.8 million from GSK. The Company will not receive any additional development milestone payments from GSK specifically associated with the MARIO study. Except as described above with respect to the MARIO study, the Binding 2025 MOU does not alter the potential milestones and royalties payable to the Company under the GSK License Agreement, including with regard to sales of BREXAFEMME for VVC and rVVC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2025, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

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

Ibrexafungerp is the first representative of this novel class of antifungals and was approved by the U.S. Food and Drug Administration (FDA) as BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC) and for the reduction in the incidence of recurrent vulvovaginal candidiasis (rVVC) in 2021 and 2022, respectively.

A second generation fungerp SCY-247 is currently being evaluated in clinical trials and additional compounds from our proprietary fungerp platform, targeted to address significant unmet needs, are in earlier stages of development.

MARIO Study Update

As previously disclosed, we and GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK) entered into an exclusive license agreement dated March 30, 2023, which was subsequently amended by the binding memorandums of understanding dated December 26, 2023 and October 14, 2025 (collectively, the GSK License Agreement).

Pursuant to the GSK License Agreement, we are responsible for conducting the MARIO study which resumed in April 2025 after the FDA notified us that the clinical hold of ibrexafungerp had been lifted, triggering us to bill a $10.0 million development milestone to GSK in the three months ended June 30, 2025. Subsequently, GSK notified us of their intention to immediately terminate the MARIO study based on GSK's purported rights under the GSK License Agreement. We did not believe that GSK had the right to unilaterally terminate the MARIO study under the GSK License Agreement.

In October 2025, we entered into a binding memorandum of understanding (the Binding 2025 MOU) with GSK and we agreed to promptly wind-down and terminate the MARIO study and we will receive one-time payments totaling $24.8 million from GSK. We will not receive any additional development milestone payments from GSK specifically associated with the MARIO study. Except as described above with respect to the MARIO study, the Binding 2025 MOU does not alter the potential milestones and royalties payable to us under the GSK License Agreement, including with regard to sales of BREXAFEMME for VVC and rVVC.

GSK has reiterated its commitment to continued collaboration with us regarding other aspects of the GSK License Agreement, including with respect to the commercialization of BREXAFEMME for VVC and rVVC indications. We are continuing to progress the transfer of the BREXAFEMME NDA (as defined in the Binding 2025 MOU) to GSK by the end of 2025. GSK anticipates being able to initiate regulatory interactions with the FDA in 2026 to discuss the relaunch of BREXAFEMME for VVC and rVVC in the U.S. market.

We remain committed to developing novel antifungal solutions to the rising threat of deadly fungal infections including invasive candidiasis for which there are limited treatment options and significant concerns for emergence of resistances, as highlighted by the World Health Organization in their call to industry and other parties for research, development and public health action in this area of unmet need.

SCY-247 Target Product Profile

SCY-247, the second agent in a novel antifungal class, acts through the inhibition of the glucan synthase complex, an established target in antifungal therapeutics. SCY-247 is being developed as oral and IV formulations and has demonstrated potent activity against a large collection of medically relevant strains of Candida and Aspergillus genera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces genera. Additionally, SCY-247 has shown in vitro, and in vivo activity against multidrug-resistant organisms such as Candida auris and synergistic/additive activity in combination with amphotericin B against fungi causing mucormycosis. SCY-247 has unique attributes that define its potential to address significant unmet medical needs and provide considerable commercial opportunities, including:

•
oral bioavailability, allowing for convenient long-term outpatient use;
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
•
half-life adequate for once a day oral dosing with a low risk of drug-drug interactions.

We believe that SCY-247, if approved, has the potential to address significant gaps with commercially available therapies in the following indications:

•
Invasive candidiasis (IC), including resistant infections. IC is a systemic infection by fungi of the Candidaspp genus that typically affects patients in the hospital that are either immunocompromised or undergoing invasive procedures. It is the most common type of invasive fungal infection; can affect the blood, liver, spleen, pleural space, and other organs and the mortality remains very high (i.e., >30%). The recommended treatment for most cases is intravenous echinocandins, with a potential to step-down to oral azoles when the candida strains are susceptible. Antifungal treatment duration typically ranges from 2 to 6 weeks. With an increase frequency of antifungal resistance among several Candida species including C. auris, C. glabrata, C .krusei, C. parapsilosis current antifungal treatment gaps include, lack of oral options for azole-resistant strains, safe and well tolerated options for echinocandin-resistant strains, antifungal with broad and potent anti-Candida activity covering all strains for cases where the susceptibility of the Candidaspp. causing the infection is unknown. SCY-247 has demonstrated potent in vitro activity against all clinically relevant Candida species, including multi-drug resistant and has demonstrated efficacy in preclinical IC models against azole-resistant and echinocandin-resistant Candida strains including C. auris, C. glabrata (some of the most difficult to treat candida infections).
•
Prevention of invasive fungal infections (IFI) in patients at high risk. Since invasive fungal infections (i.e., IC, invasive aspergillosis, mucormycosis, pneumocystis pneumonia, etc.) have poor outcomes in patients that are immunocompromised, antifungal prophylaxis aiming to prevent such infections during the periods of highest risk has become a standard practice in most institutions. The patients that typically receive these preventive antifungal approaches include those with leukemias or other types of cancer that are receiving chemotherapy and or bone marrow transplant as well as those with solid organ transplants such as lung and liver. Duration of antifungal prophylaxis varies, depending on the underlying condition, but for a patient with leukemia and chemotherapy the duration is typically ~90 days, which explains the preference for oral options. Most guidelines recommend the use oral azoles for antifungal prophylaxis. However, novel medications introduced to more effectively treat the underlying malignancies can have their clearance from the body significantly impacted by the concurrent use of azole antifungals, that are well known to inhibit CYP enzymes (key metabolic path for clearance of many medications), increasing the potential for significant toxicities. In this vulnerable population, an antifungal prophylaxis approach that does not pose a significant risk for drug-drug interactions with the underlying disease treatments represents an unmet need. SCY-247 has demonstrated in vitro and/or in vivo activity against Candida, Aspergillus, Mucorales and Pneumocystis spp, providing the needed antifungal coverage for this indication. Additionally the risk for drug-drug interactions via CYP inhibition appears to be very low, based on available data to date, making it a strong candidate to optimize antifungal prophylaxis for these patients.

In the future, we may also consider other indications for SCY-247 for which longer oral antifungal regimens are typically needed and would benefit from the broad-spectrum activity, favorable safety profile and low potential for drug-drug interactions, including for the treatment of chronic fungal infections.

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

SCY-247 Development Update

We continue to progress the development activities for SCY-247 and recently completed the single and multiple ascending dose portions of our ongoing Phase 1 study of oral SCY-247 in 88 healthy subjects. The study evaluated the safety, tolerability and pharmacokinetics of orally administered SCY-247 in healthy participants receiving single ascending doses (SAD) ranging from 50mg to 900mg and multiple ascending doses (MAD) ranging from 50mg to 300mg, once a day for 7 days. Each dose level was evaluated in eight participants, with six participants receiving SCY-247 and two receiving a matching placebo. A total of 66 participants received SCY-247 and 22 received placebo in the SAD and MAD cohorts.

SCY-247 was well tolerated across all evaluated SAD and MAD cohorts. No serious or severe treatment emergent adverse events (TEAEs) were reported. The incidence of TEAEs was low and not dose-dependent, with all events being mild or moderate in severity. One participant discontinued the study due to an adverse event that was deemed not to be related to the study drug.

SCY-247 showed generally dose-proportional pharmacokinetics following single and multiple oral doses. The drug was rapidly absorbed (Tmax ranging from three to seven hours), and systemic exposure (Cmax and AUC) increased with dose. The MAD cohorts of 200mg and 300mg once-daily achieved or exceeded the preliminary target for efficacious exposure, based on preclinical models of invasive candidiasis available to date, including models with strains such as Candida auris and echinocandin-resistant Candida glabrata that are resistant to current antifungal treatment options. Overall, the safety, tolerability, and pharmacokinetic profile observed in this study support the continued clinical development of SCY-247.

We intend to progress the development of SCY-247 towards addressing significant unmet needs in the antifungal space that also represent attractive commercial opportunities. We anticipate initiating a Phase 1 study with the intravenous formulation in the first quarter of 2026. The clinical proof-of-concept Phase 2 study is planned in patients with invasive candidiasis and subsequent stages of development are anticipated to include studies adequate to support an invasive candidiasis treatment indication, as well as evaluating SCY-247 for the prevention of invasive fungal diseases in patients at high risk.

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

Class Action Lawsuit

On November 7, 2023, a securities class action was filed by Brian Feldman against us and certain of our executives in the United States District Court, District of New Jersey, alleging misstatements from March 31, 2023 to September 22, 2023 regarding manufacturing controls and related risks. The court granted our motion to dismiss with leave to amend on July 30, 2025, and on August 29, 2025, the parties stipulated to dismissal and the court dismissed the case with prejudice. On May 1, 2024 and on June 4, 2024, purported shareholder derivative complaints asserting related claims were filed in the same court and later consolidated. On October 15, 2025, the court dismissed the consolidated case without prejudice. For additional information regarding the details of the securities class action and the consolidated shareholder derivative action, see Item 1 in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 filed on August 13, 2025.

Components of Operating Results

Revenue

Revenue consists of license agreement revenue associated with GSK License Agreement.

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
•
allocated overhead.

Ibrexafungerp and SCY-247 were the only key research and development projects during the periods presented. We expect to continue to incur significant research and development expense for the foreseeable future as we continue our effort to develop SCY-247, and to potentially develop our other product candidates, subject to the availability of additional funding.

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

Other Expense (Income)

All of our other expense (income) recognized in the three and nine months ended September 30, 2025 and 2024, consists of amortization of debt issuance costs and discount, interest income, interest expense, the warrant liability fair value adjustment, and the derivative liability fair value adjustment.

Income Tax Expense

For the three and nine months ended September 30, 2024, our income tax expense recognized consists primarily of a benefit and an expense for U.S. federal income tax, respectively.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Period-to-Period Change
License agreement revenue	$334	$660	$(326)	(49.4)%
Operating expenses:
Research and development	5,452	8,073	(2,621)	(32.5)%
Selling, general and administrative	3,287	2,907	380	13.1%
Total operating expenses	8,739	10,980	(2,241)	(20.4)%
Loss from operations	(8,405)	(10,320)	1,915	(18.6)%
Other (income) expense:
Amortization of debt issuance costs and discount	—	441	(441)	(100.0)%
Interest income	(454)	(1,020)	566	(55.5)%
Interest expense	—	213	(213)	(100.0)%
Warrant liability fair value adjustment	640	(6,751)	7,391	(109.5)%
Total other expense (income)	186	(7,117)	7,303	(102.6)%
Loss before taxes	(8,591)	(3,203)	(5,388)	168.2%
Income tax benefit	—	(395)	395	(100.0)%
Net loss	$(8,591)	$(2,808)	$(5,783)	205.9%

Revenue. For the three months ended September 30, 2025 and, 2024, revenue consists of $0.3 million and $0.7 million, respectively, in license agreement revenue associated with the GSK License Agreement.

Research and Development. For the three months ended September 30, 2025, research and development expenses decreased to $5.5 million compared to $8.1 million for the three months ended September 30, 2024. The decrease of $2.6 million, or 33%, for the three months ended September 30, 2025, was primarily driven by a decrease of $1.4 million in chemistry, manufacturing, and controls (CMC) expense, a decrease of $0.2 million in preclinical expense, a decrease of $0.2 million in clinical expense, a $0.2 million decrease in salary expense, a $0.3 million decrease in stock-based compensation expense, and a net decrease of $0.3 million in other research and development expense.

The $1.4 million decrease in CMC expense is primarily associated with a $1.5 million decrease in expense associated with the manufacturing of drug product for SCY-247 and ibrexafungerp. The $0.2 million decrease in preclinical expense was primarily associated with certain preclinical costs associated with the continued development of SCY-247 in the prior comparable period. The $0.2 million decrease in clinical expense was primarily due to a $0.5 million decrease in clinical expense for the FURI and CARES studies which were completed in the prior period, offset in part by a $0.3 million increase in clinical expense for the Phase 1 study for SCY-247. The decreases of $0.2 million in salary expense and $0.3 million in stock-based compensation expense are due to the decrease in the number of employees in the three months ended September 30, 2025.

Selling, General & Administrative. For the three months ended September 30, 2025, selling, general and administrative expenses increased to $3.3 million compared to $2.9 million for the three months ended September 30, 2024. The increase of $0.4 million, or 13%, for the three months ended September 30, 2025, was primarily driven by an increase of $0.3 million in professional fees.

Amortization of Debt Issuance Costs and Discount. For the three months ended September 30, 2025 and 2024, we recognized zero and $0.4 million in amortization of debt issuance costs and discount, respectively. The debt issuance costs and discount for our March 2019 convertible notes, which were fully paid at maturity in March 2025, primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the three months ended September 30, 2025 and 2024, we recognized $0.5 million and $1.0 million, respectively, in interest income on our money market funds and investments.

Interest Expense. For the three months ended September 30, 2025 and 2024, we recognized zero and $0.2 million in interest expense on our March 2019 convertible notes which were fully paid at maturity in March 2025.

Warrant Liabilities Fair Value Adjustment. For the three months ended September 30, 2025 and 2024, we recognized a loss of $0.6 million and a gain of $6.8 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the increase and decrease in our stock price during the respective periods.

Income Tax Benefit. For the three months ended September 30, 2024, we recognized a $0.4 million income tax benefit for U.S. federal income tax.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024, together with the changes in those items in dollars and percentage (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Period-to-Period Change
License agreement revenue	$1,955	$2,769	$(814)	(29.4)%
Operating expenses:
Research and development	17,735	22,091	(4,356)	(19.7)%
Selling, general and administrative	10,815	9,742	1,073	11.0%
Total operating expenses	28,550	31,833	(3,283)	(10.3)%
Loss from operations	(26,595)	(29,064)	2,469	(8.5)%
Other expense (income):
Amortization of debt issuance costs and discount	312	1,262	(950)	(75.3)%
Interest income	(1,759)	(3,422)	1,663	(48.6)%
Interest expense	173	617	(444)	(72.0)%
Warrant liabilities fair value adjustment	(4,454)	(10,598)	6,144	(58.0)%
Derivative liabilities fair value adjustment	—	(196)	196	(100.0)%
Total other income	(5,728)	(12,337)	6,609	(53.6)%
Loss before taxes	(20,867)	(16,727)	(4,140)	24.8%
Income tax expense	—	128	(128)	(100.0)%
Net loss	$(20,867)	$(16,855)	$(4,012)	23.8%

Revenue. For the nine months ended September 30, 2025 and, 2024, revenue consists of $2.0 million and $2.8 million, respectively, in license agreement revenue associated with the GSK License Agreement.

Research and Development. For the nine months ended September 30, 2025, research and development expenses decreased to $17.7 million compared to $22.1 million for the nine months ended September 30, 2024. The decrease of $4.4 million, or 20%, for the nine months ended September 30, 2025, was primarily driven by a decrease of $2.7 million in CMC expense, a decrease of $0.7 million in clinical expense, a decrease of $0.4 million in salary expense, a $0.3 million decrease in stock-based compensation and a net decrease in other research and development expense of $0.9 million, offset in part by an increase of $0.6 million in preclinical expense.

The $2.7 million decrease in CMC expense is primarily associated with a $3.1 million decrease in expense associated with the manufacturing of drug product for SCY-247 and ibrexafungerp. The $0.7 million decrease in clinical expense was primarily due to a $1.9 million decrease in clinical expense for the FURI and CARES studies which were completed in the prior period, a $0.3 million decrease in clinical expense associated with the VANQUISH study, and a net decrease of $1.0 million in other clinical expense, offset in part by a $2.5 million increase in clinical expense for the Phase 1 study for SCY-247. The decreases of $0.4 million in salary expense and $0.3 million in stock-based compensation expense are due to the decrease in the number of employees in the nine months ended September 30, 2025. The $0.6 million increase in preclinical expense was primarily associated with certain preclinical costs associated with the continued development of SCY-247 in the current period.

Selling, General & Administrative. For the nine months ended September 30, 2025, selling, general and administrative expense increased to $10.8 million compared to $9.7 million for the nine months ended September 30, 2024. The increase of $1.1 million, or 11%, for the nine months ended September 30, 2025, was primarily driven by an increase of $0.5 million in business development expense, an increase of $0.3 million in salary expense, and a net increase of $0.3 million in other selling, general, and administrative expense.

Amortization of Debt Issuance Costs and Discount. For the nine months ended September 30, 2025 and 2024, we recognized $0.3 million and $1.3 million in amortization of debt issuance costs and discount, respectively. The debt issuance costs and discount for our March 2019 convertible notes, which were fully paid at maturity in March 2025, primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the nine months ended September 30, 2025 and 2024, we recognized $1.8 million and $3.4 million, respectively, in interest income on our money market funds and investments.

Interest Expense. For the nine months ended September 30, 2025 and 2024, we recognized $0.2 million and $0.6 million in interest expense on our March 2019 convertible notes which were fully paid at maturity in March 2025.

Warrant Liabilities Fair Value Adjustment. For the nine months ended September 30, 2025 and 2024, we recognized gains of $4.5 million and $10.6 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the periods.

Derivative Liability Fair Value Adjustment. For the nine months ended September 30, 2024, we recognized a gain of $0.2 million in the fair value adjustment related to the derivative liability primarily due to the decrease in our stock price during the period.

Income Tax Expense. For the nine months ended September 30, 2024, our income tax expense recognized consists primarily of an expense for U.S. federal income tax.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2025, we had cash and cash equivalents and investments of $37.9 million, compared to cash and cash equivalents and short-term investments of $75.1 million as of December 31, 2024. We believe our capital resources are sufficient to fund our on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. As of September 30, 2025, our accumulated deficit was $397.4 million.

Consistent with our operating plan, we expect to incur significant research and development expenses and selling, general and administrative expenses. As a result of our continued significant expenses, we will need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, other non-dilutive third-party funding (e.g., grants), strategic alliances and licensing or collaboration arrangements. We may offer shares of our common stock pursuant to our effective shelf registration statements or our “at-the-market” offering program pursuant to the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co.

Cash Flows

The following table sets forth the significant sources and uses of cash for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash, cash equivalents, and restricted cash, January 1	$16,595	$34,593
Net cash used in operating activities	(23,684)	(14,102)
Net cash provided by investing activities	36,130	8,767
Net cash (used in) provided by financing activities	(14,055)	16
Net decrease in cash, cash equivalents, and restricted cash	(1,609)	(5,319)
Cash, cash equivalents, and restricted cash, September 30	$14,986	$29,274

Operating Activities

The $9.6 million increase in net cash used in operating activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 was primarily due to the continued development costs associated with SCY-247 and ibrexafungerp in the nine months ended September 30, 2025.

Net cash used in operating activities of $23.7 million for the nine months ended September 30, 2025, primarily consisted of the $20.9 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liability of $4.5 million and stock-based compensation expense of $2.2 million, partially offset by a net unfavorable change in operating assets and liabilities of $0.7 million. The net unfavorable change in operating assets and liabilities of $0.7 million is due to a net favorable change of $2.0 million due to the decrease in operating assets offset by a net unfavorable change of $2.7 million due to the decrease in operating liabilities. The net $2.0 million decrease in operating assets is primarily due to a $1.7 million decrease in prepaid expenses, other assets, deferred costs, and other. The $1.7 million decrease in prepaid expenses, other assets, deferred costs, and other was primarily due to the $1.2 million decrease in other current assets for certain collected unbilled receivables in the nine months ended September 30, 2025. The net unfavorable change of $2.7 million in operating liabilities is primarily due to the $1.0 million decrease in accounts payable and a $1.0 million decrease in accrued expenses primarily due to the $0.6 million decrease in accrued bonus which was paid in the nine months ended September 30, 2025.

Net cash used in operating activities of $14.1 million for the nine months ended September 30, 2024, primarily consisted of the $16.9 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $10.6 million, stock-based compensation expense of $2.4 million, and amortization of debt issuance costs and discount of $1.3 million, partially offset by a net favorable change in operating assets and liabilities of $10.8 million. The net favorable change in operating assets and liabilities of $10.8 million is due to a favorable change of $16.2 million due to the decrease in operating assets, offset by an unfavorable change of $5.4 million due to the decrease in operating liabilities The net $16.2 million decrease in operating assets is primarily due to a decrease of $9.9 million in the license agreement contract asset given the receipt of the $10.0 million development milestone associated with the GSK License Agreement in the nine months ended September 30, 2024, a $2.3 million decrease in the license agreement receivable associated with the GSK License Agreement which was collected in the nine months ended September 30, 2024, and a $4.0 million decrease in prepaid expenses, other assets, deferred costs, and other. The $4.0 million decrease in prepaid expenses, other assets, deferred costs, and other was primarily due to the collection of a $4.4 million unbilled receivable in the nine months ended September 30, 2024 from GSK. The net unfavorable change of $5.4 million in operating liabilities is primarily due to the $2.2 million decrease in accounts payable and a $2.0 million decrease in accrued expenses primarily resulting from the $1.0 million decrease in accrued research and development expenses.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 consisted of the maturities of investments of $36.1 million.

Net cash provided by investing activities of $8.8 million for the nine months ended September 30, 2024 consisted of purchases and maturities of investments of $28.0 million and $36.8 million, respectively.

Financing Activities

Net cash used in financing activities of $14.1 million for the nine months ended September 30, 2025, consisted primarily of the $14.0 million repayment of the convertible debt in March 2025.

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

We are continually evaluating our operating plan and assessing the optimal cash utilization for our SCY-247 development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

Our future capital requirements will depend on many factors, including:

•
our ability to successfully achieve the regulatory and commercial milestones under our GSK License Agreement;
•
the progress, and costs, of the clinical development of SCY-247;
•
the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•
the ability of product candidates to progress through clinical development successfully;
•
our need to expand our research and development activities;
•
the costs associated with securing, establishing and maintaining manufacturing capabilities;
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

As of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information called for by this Item is incorporated herein by reference to Note 6 included in Part I, Item 1, Financial Statements — Notes to the Condensed Consolidated Financial Statements (unaudited).

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

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2025

By:	/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 4, 2025