Form 10-K
period 2025-12-31
SCYNEXIS INC
filed 2026-03-04
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

(201) 884-5485

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	SCYX	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Market on June 30, 2025 was $25,650,308. Excludes 890,899 shares of the registrant's Common Stock held by executive officers and directors outstanding at June 30, 2025. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 1, 2026, there were 44,663,832 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

SCYNEXIS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

RISK FACTOR SUMMARY

Risks and uncertainties we face are set forth in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” The following is a summary of the principal risk factors:

•
We have a limited history of profitability, we have only one product approved for commercial sale that is licensed to GlaxoSmithKline Intellectual Property (No.3) Limited (GSK), and to date we have generated limited revenue from product sales. As a result, our ability to curtail our losses and sustain profitability is unproven.
•
We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
•
We will continue to require substantial additional capital and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our development program for SCY-247.
•
We cannot be certain that SCY-247 will receive regulatory approval in the indications we are pursuing, and without regulatory approval it will not be possible to market SCY-247 for these indications. Regulatory approval is a lengthy, expensive and uncertain process, and there is no guarantee that SCY-247 will be approved by the U.S. Food and Drug Administration (FDA) for the indications we are pursuing.
•
Although the oral formulation of SCY-247 has been granted Qualified Infectious Disease Product status and Fast Track designation, this does not guarantee that the length of the FDA review process will be significantly shorter than otherwise, or that SCY-247 will ultimately be approved by the FDA.
•
Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for SCY-247 or any future product candidates.
•
Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we or our current or potential future partners advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.
•
We have only submitted one NDA and one supplemental NDA before, and we may be unable to do so for SCY-247 or any future product candidate we may seek to develop.
•
The environment in which our regulatory submissions may be reviewed changes over time, which may make it more difficult to obtain regulatory approval of any of our product candidates we may seek to develop or commercialize.

•
If SCY-247 or any other future product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenue that is generated from their sales will be limited.
•
A significant use of antifungal drugs consists of treatment due to the presence of symptoms before diagnosis of the invasive fungal infections, and if recently approved diagnostic tools, or additional tools currently under development, for the quick diagnosis of invasive fungal infections are broadly used in the marketplace, the number of treatments using antifungal drugs may decrease significantly, decreasing the potential market for SCY-247.
•
If resistance to SCY-247 develops quickly or cross-resistance with echinocandins becomes more common, our business will be harmed.
•
SCY-247 and product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market or otherwise limit their sales.
•
We expect that SCY-247 and any future product candidates we may seek to develop will face competition, and most of our competitors have significantly greater resources than we do.
•
Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance in the United States for SCY-247 and any future product candidates we may seek to develop. If there is not sufficient reimbursement for our products, it is less likely that our products will be purchased by patients and/or providers.
•
We expect that a portion of the market for SCY-247 and any other product candidates we may seek to develop will be outside the United States. However, our product candidates may never receive approval or be commercialized outside of the United States.
•
SCY-247 or any other future product candidates we may seek to develop, may still face future development and regulatory difficulties.
•
Pharmaceutical companies are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.
•
Regulations, guidelines and recommendations published by various government agencies and organizations may affect the use of SCY-247 and any future product candidates we may seek to develop.
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
•
As we do not intend to own or operate facilities for manufacturing, storage and distribution of drug substance or drug product we are and will be dependent on third parties for the manufacture of SCY-247. If we experience problems with any of these third parties, the manufacturing of SCY-247 could be delayed.
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

ITEM 1. BUSINESS

Overview

SCYNEXIS, Inc. is dedicated to advancing innovative solutions for severe rare diseases, with our lead program in the treatment and prevention of difficult-to-treat and drug-resistant fungal infections. We are developing our proprietary antifungal platform “fungerps”, a novel class of antifungal agents called triterpenoids, that are structurally distinct glucan synthase inhibitors and have generally shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus genera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces genera and most common mucorales species.

Ibrexafungerp is the first representative of this novel class of antifungals and was approved by the U.S. Food and Drug Administration (FDA) as BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC) and for the reduction in the incidence of recurrent vulvovaginal candidiasis (rVVC) in 2021 and 2022, respectively. Ibrexafungerp was licensed to GSK in May 2023.

A second generation fungerp SCY-247 is currently being evaluated in clinical trials and additional compounds from our proprietary fungerp platform, targeted to address significant unmet needs, are in earlier stages of development. The FDA has granted Qualified Infectious Disease Product status and Fast Track designations for the oral formulation of SCY-247 which would provide regulatory exclusivity of at least 10 years following commercial launch, if approved.

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

SCY-247 showed generally dose-proportional pharmacokinetics following single and multiple oral doses. The drug was rapidly absorbed (Tmax ranging from three to seven hours), and systemic exposure (Cmax and AUC) increased proportionally for doses up to 400mg QD and less than proportional for doses higher than 400mg QD. The MAD cohorts of 200mg and 300mg once-daily achieved or exceeded the preliminary target for efficacious exposure, based on preclinical models of invasive candidiasis (IC) available to date, including models with strains such as Candida auris and echinocandin-resistant Candida glabrata that are resistant to current antifungal treatment options. Overall, the safety, tolerability, and pharmacokinetic profile observed in this study support the continued clinical development of SCY-247.

We intend to progress the development of SCY-247 towards addressing significant unmet needs in the antifungal space that also represent attractive commercial opportunities. We have initiated a Phase 1 study with the intravenous formulation of SCY-247 in the first quarter of 2026. The clinical proof-of-concept Phase 2 study of SCY-247 is currently planned for 2026 in patients with IC. Subsequent stages of development for SCY-247 are anticipated to include studies adequate to support an IC treatment indication, as well as evaluating SCY-247 for the prevention of invasive fungal infections (IFI) in patients at high risk.

SCY-247 Target Product Profile

SCY-247, the second agent in a novel antifungal class, acts through the inhibition of the glucan synthase complex, an established target in antifungal therapeutics. SCY-247 is being developed as oral and intravenous formulations and has demonstrated potent activity against a large collection of medically relevant strains of Candida and Aspergillus genera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces genera. Additionally, SCY-247 has shown in vitro, and in vivo activity against multidrug-resistant organisms such as Candida auris and synergistic/additive activity in combination with amphotericin B against fungi causing mucormycosis. SCY-247 has unique attributes that define its potential to address significant unmet medical needs and provide considerable commercial opportunities, including:

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

We believe that SCY-247, if approved, has the potential to address significant gaps with commercially available therapies in the following indications:

•
IC, including resistant infections. IC is a systemic infection by fungi of the Candida spp. genus that typically affects patients in the hospital that are either immunocompromised or undergoing invasive procedures. It is the most common type of invasive fungal infection; can affect the blood, liver, spleen, pleural space, and other organs and the mortality remains very high (i.e., >30%). The recommended treatment for most cases is intravenous echinocandins, with a potential to step-down to oral azoles when the Candida strains are susceptible. Antifungal treatment duration typically ranges from two to six weeks. With an increased frequency of antifungal resistance among several Candida species including C. auris, C. glabrata, C .krusei, C. parapsilosis current antifungal treatment gaps include lack of oral options for azole-resistant strains, safe and well tolerated options for echinocandin-resistant strains, an antifungal with broad and potent anti-Candida activity covering all strains for cases where the susceptibility of the Candida spp. causing the infection is unknown. Amphotericin B may be an option to treat IC that are resistant to other antifungals; however, it is only available via intravenous administration and is associated with a significant risk of renal toxicity and infusion reactions, making it an unsuitable option in settings where there is underlying, or high risk of, renal impairment. Due to significant monitoring issues, Amphotericin B is also less desirable for outpatient parenteral administration. SCY-247 has demonstrated potent in vitro activity against all clinically relevant Candida species, including multi-drug resistant and has demonstrated efficacy in preclinical IC models against azole-resistant and echinocandin-resistant Candida strains including C. auris, C. glabrata (some of the most difficult to treat Candida infections).
•
Prevention of IFI in patients at high risk. Since invasive fungal infections (i.e., IC, invasive aspergillosis, mucormycosis, pneumocystis pneumonia, etc.) have poor outcomes in patients that are immunocompromised, antifungal prophylaxis aiming to prevent such infections during the periods of highest risk has become a standard practice in most institutions. The patients that typically receive these preventive antifungal approaches include those with leukemia or other types of cancer that are receiving chemotherapy and or bone marrow transplant as well as those with solid organ transplants such as lung and liver. Duration of antifungal prophylaxis varies depending on the underlying condition, but for a patient with leukemia receiving chemotherapy, the duration is typically 90 days, which explains the preference for oral options. Most guidelines recommend the use oral azoles for antifungal prophylaxis. However, novel medications introduced to more effectively treat the underlying malignancies can have their clearance from the body significantly impacted by the concurrent use of azole antifungals, that are well known to inhibit CYP enzymes (key metabolic path for clearance of many medications), increasing the potential for significant toxicities. In this vulnerable population, an antifungal prophylaxis approach that does not pose a significant risk of drug-drug interactions with the underlying disease treatments represents an unmet need. SCY-247 has demonstrated in vitro and/or in vivo activity against Candida, Aspergillus, Mucorales and Pneumocystis spp., providing the needed antifungal coverage for this indication. Additionally, the risk of drug-drug interactions via CYP inhibition appears to be very low, based on available data to date, making it a strong candidate to optimize antifungal prophylaxis for these patients.

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

Market Opportunity for SCY-247

Invasive Candidiasis

Treatment options for IC are limited to three main drug classes: echinocandins, azoles, and amphotericin B. The echinocandins are considered the first line recommended therapy in most IC settings. Because the echinocandins can be administered only intravenously, orally administered azoles are often used as step-down agents after initial intravenous echinocandin therapy. However, antifungal treatment duration for IC typically extends for several weeks and patients for whom the azoles are not a suitable therapy due to resistance, intolerance, or risk of drug-to-drug interaction are restricted to use intravenous therapy for several weeks. Amphotericin B is also only available via intravenous administration and is associated with a significant risk of renal toxicity and infusion reactions, making it an unsuitable option in settings where there is underlying, or high risk of, renal impairment. Due to significant monitoring issues, Amphotericin B is also less desirable for outpatient parenteral administration. The echinocandins are typically well tolerated but clinical resistance is rising in many centers, due to development of mutations in the fks genes leading to echinocandin resistance and shift species with natural resistance as well as the rise of novel drug resistant species, such as Candida auris. When resistance develops, the available treatment options may be less efficacious or more toxic. The phenomenon of multi-drug resistance is also reported among isolates of different species of Candida, making the management of patients suffering from these infections extraordinarily challenging, considering the very limited treatment options available. Specifically, 90% of Candida auris isolates have been reported to be resistant to at least one antifungal agent and 30% of isolates resistant to at least two antifungals.

There is a clear need for new antifungal treatment options for patients with IC and we believe SCY-247 has the potential to address many of these unmet needs.

Competition for SCY-247 and Fungerps

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

We believe that the fungerps have the ability to perform well in the future fungal infection market given the limited competitive marketplace, the unmet medical need, and the often high mortality rate of many of these infections. The key competitive factors affecting the success of the fungerps, if approved, are likely to be its efficacy, safety, convenience, use in outpatient settings, the level of generic competition and the availability of reimbursement from government and other third-party payors. If approved, we believe that the fungerp's unique features, including being from a novel antifungal class, broad-spectrum of activity including resistant strains, intravenous and oral formulations, fungicidal activity versus Candida, high tissue penetration, and favorable safety profile, will differentiate it from competing products and allow premium pricing to generics and other competing products.

The commercial opportunity for the fungerps could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Competitors also may obtain FDA, or other regulatory, approval for their products more rapidly than we obtain approvals. In addition, the commercial success of SCY-247 may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products. In the azole class, fluconazole, itraconazole, posaconazole, and oral voriconazole are generic. Caspofungin, the largest selling echinocandin, is available on a generic basis. If approved, we believe the fungerps will be capable of delivering value supportive of premium pricing over competitive generic products.

Manufacturing and Supply of SCY-247

SCY-247 is a semi-synthetic compound that involves fermentation and synthetic chemical steps in its manufacturing process. The synthetic process does not require any specialized equipment and uses readily sourced intermediates. We do not own or operate and do not intend to own or operate facilities for manufacturing, storage and distribution, or testing of drug substance or drug product. We have relied on third-party contract manufacturers for synthesis of our clinical compounds and manufacture of drug product.

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

MARIO Study Update

As previously disclosed, we and GSK entered into an exclusive license agreement dated March 30, 2023, which was subsequently amended by the binding memorandums of understanding dated December 26, 2023 and October 14, 2025 (collectively, the GSK License Agreement). The MARIO study was a prospective, randomized, double-blind, global Phase 3 study to evaluate the efficacy, safety and tolerability of oral ibrexafungerp as a step-down therapy for patients with IC including candidemia following IV echinocandin therapy in the hospital compared to currently available therapies (the MARIO study).

Pursuant to the GSK License Agreement, we were responsible for conducting the MARIO study which resumed in April 2025 after the FDA notified us that the clinical hold of ibrexafungerp had been lifted, triggering us to bill a $10.0 million development milestone to GSK in the three months ended June 30, 2025. Subsequently, GSK notified us of their intention to immediately terminate the MARIO study based on GSK's purported rights under the GSK License Agreement. We did not believe that GSK had the right to unilaterally terminate the MARIO study under the GSK License Agreement.

In October 2025, we entered into a binding memorandum of understanding (the Binding 2025 MOU) with GSK and we agreed to promptly wind-down and terminate the MARIO study and we received one-time, non-refundable payments totaling $24.8 million from GSK. We will not receive any additional development milestone payments from GSK specifically associated with the MARIO study. Except as described above with respect to the MARIO study, the Binding 2025 MOU does not alter the potential milestones and royalties payable to us under the GSK License Agreement, including with regard to sales of BREXAFEMME for VVC and rVVC.

GSK has reiterated its commitment to continued collaboration with us regarding other aspects of the GSK License Agreement, including with respect to the commercialization of BREXAFEMME for VVC and rVVC indications. We completed the transfer of the BREXAFEMME NDA (as defined in the Binding 2025 MOU) to GSK in November 2025. GSK anticipates being able to initiate regulatory interactions with the FDA in 2026 to discuss the relaunch of BREXAFEMME for VVC and rVVC in the U.S. market.

We remain committed to developing novel antifungal solutions to the rising threat of deadly fungal infections including IC for which there are limited treatment options and significant concerns for emergence of resistances, as highlighted by the World Health Organization in their call to industry and other parties for research, development and public health action in this area of unmet need.

Key Development Milestones

We are seeking to achieve the following key near term milestones:

•
to complete the ongoing Phase 1 study with the intravenous formulation of SCY-247 in 2026; and
•
to initiate a Phase 2 study of SCY-247 in IC.

Our Strategy

Key elements of our strategy include:

•
to leverage our strong scientific team to pursue the development of SCY-247 and other internal proprietary compounds;
•
to explore potential non-dilutive funding opportunities to further support SCY-247; and
•
to assess external opportunities for in-licensing to expand our development pipeline and add products for commercialization.

Licensing Agreements

We routinely review for potential in-licensing opportunities and are party to a number of licensing and collaboration agreements with partners in human health, including: (1) GSK, a pharmaceutical company, which we exclusively (even as to us and our affiliates) provide a, royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in the GSK Territory; (2) Merck, a pharmaceutical company, under which we exclusively licensed the rights to ibrexafungerp in the field of human health, and agreed to pay Merck milestones upon the occurrence of specified events as well as tiered royalties based on worldwide sales of ibrexafungerp when and if it is approved (in 2014, Merck assigned to us the patents related to ibrexafungerp that it had exclusively licensed to us and, as contemplated by the agreement, we will continue to pay milestones and royalties); (3) Hansoh, a pharmaceutical company, which we have exclusively provided a license to research, develop and commercialize ibrexafungerp in the Greater China region, including mainland China, Hong Kong, Macau, and Taiwan; Hansoh recently received Chinese approval for ibrexafungerp in VVC and we will receive a milestone upon commercialization as well as royalties of approximately 10%; (4) R-Pharm, CJSC, or "R-Pharm," a leading supplier of hospital drugs in Russia, granting R-Pharm exclusive rights in the field of human health to develop and commercialize ibrexafungerp in Russia and several non-core markets, under which we are entitled to receive potential milestones and royalties and reimbursement for certain development costs incurred by us (this agreement is not material to our consolidated balance sheets, statements of operations, or statements of cash flows); (5) Waterstone, an international pharmaceutical business, granting Waterstone exclusive worldwide rights to development and commercialization of SCY-635 for the treatment of viral diseases in humans, under which we are entitled to receive potential milestones and royalties; and (6) Cypralis Limited, or "Cypralis," a life sciences company, transferring to Cypralis certain cyclophilin inhibitor assets of ours, under which we are eligible to receive milestone payments upon the successful progression of certain Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization.

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

Qualified Infectious Disease Product (QIDP) Exclusivity

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

As of March 1, 2026, we are the owner of more than 10 issued U.S. patents and more than 135 issued non-U.S. patents with claims to novel compounds, compositions containing them, processes for their preparation, and their uses as pharmaceutical agents, with terms expiring between 2027 and 2038. Of these patents, six U.S. patents relate to ibrexafungerp, and one U.S. patent relates to SCY-247. We are actively pursuing several U.S. patent applications and many non-U.S. patent applications in multiple jurisdictions worldwide.

Ibrexafungerp is protected in the United States by an issued composition of matter patent (U.S. Patent No. 8,188,085); three issued patents related to ibrexafungerp salts and polymorphs, including the citrate salt used in BREXAFEMME; and two patents covering uses of ibrexafungerp in treatment or prevention of fungal infections. The ‘085 patent is set to expire in 2035 following a grant of patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). The three patents covering the citrate salt of ibrexafungerp expire in 2035. The two patents covering uses of ibrexafungerp expire in 2038. The ibrexafungerp composition of matter is covered by a patent in more than 60 jurisdictions worldwide, with several more patent applications pending. Additional patent applications related to ibrexafungerp’s formulations and use as an antifungal agent have been filed and are currently pending. If granted, the new patent families could extend the patent protection for certain ibrexafungerp formulations or uses up to 2040. For this and more comprehensive risks related to our proprietary technology and processes, please see the section on “Risk Factors-Risks Relating to Our Intellectual Property.”

SCY-247 is protected in the United States by an issued composition of matter patent (U.S. Patent No. 7,863,465). The ‘465 patent is currently set to expire in 2029. The SCY-247 composition of matter is covered by a patent in several other jurisdictions worldwide, including Europe, Japan, and China.

Employees

As of March 1, 2026, we had 18 employees, all of whom were employed on a full-time basis. Our employees are engaged in administration, accounting and finance, research, clinical development, manufacturing, and business development functions. We believe our relations with our employees are good.

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

Risks Relating to Our Financial Condition and Need for Additional Capital

We have a limited history of profitability, we have only one product approved for commercial sale that is licensed to GSK, and to date we have generated limited revenue from product sales. As a result, our ability to curtail our losses and sustain profitability is unproven.

We do not expect to be profitable in the foreseeable future. As of December 31, 2025, we had an accumulated deficit of approximately $385.1 million. On a prospective basis, our strategic focus, along with the commitment of our financial resources, will be directed towards the development of SCY-247. We had cash, cash equivalents, and investments of $56.3 million as of December 31, 2025. We have suffered substantial losses from operations since inception and will require additional financing.

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

Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter to quarter or year to year due to a variety of factors, many of which are beyond our control. The following factors relating to our business, as well as factors described elsewhere in this report, may contribute to these fluctuations:

•
the costs associated with completing the ongoing and anticipated clinical studies for SCY-247, which are difficult for us to predict;
•
any delays in regulatory review and approval of SCY-247;
•
delays in the timing of submission of any new drug application, or NDA, or supplement thereto, as well as commencement, enrollment and the timing of clinical testing, of any product candidates we may seek to develop;
•
market acceptance of any future product candidates for which we obtain FDA approval;
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

We will continue to require substantial additional capital, and if we are unable to raise capital when needed we would be forced to delay, reduce or eliminate our development program for SCY-247 or any other product candidates we may prioritize.

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

When we are required to secure additional financing, the additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop SCY-247 and any product candidates we may seek to develop. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

Risks Relating to the Development, Regulatory Approval and Commercialization of Our Product Candidates For Human Use

We cannot be certain that SCY-247 will receive regulatory approval in the additional indications we are pursuing, and without regulatory approval it will not be possible to market SCY-247 for these indications. Regulatory approval is a lengthy, expensive and uncertain process and there is no guarantee that SCY-247 will be approved by the FDA for the additional indications we are pursuing.

The development and commercialization of a product candidate, including preclinical and clinical testing, manufacturing, quality systems, labeling, approval, record-keeping, selling, promotion, marketing and distribution of products, is subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market product candidates in the United States until and unless we receive approval of an NDA or NDA supplement from the FDA. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The product development and regulatory review process typically takes years to complete, involves numerous uncertainties and the potential for concerns to emerge late in the development process, and approval is never guaranteed. Even if a product is approved, the FDA may limit the indications for which the product may be used, require extensive warnings on the product labeling or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate, including the imposition of a Risk Evaluation and Mitigation Strategy, or REMS. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of a product candidate, once obtained, may be withdrawn. If SCY-247 or any of our other wholly-owned or partnered product candidates do not receive timely regulatory approval, or fail to maintain that regulatory approval, we may not be able to generate sufficient revenue to become profitable or to continue our operations. Moreover, the submission of our NDA or the receipt of regulatory approval does not assure commercial success of any approved product.

Although the oral formulation of SCY-247 has been granted QIDP status and Fast Track designation, this does not guarantee that the length of the FDA review process will be significantly shorter than otherwise, or that SCY-247 will ultimately be approved by the FDA.

We applied to the FDA for, and received, the designation of the oral formulation of SCY-247 for the treatment of invasive candidiasis (IC) and for prophylaxis of invasive fungal diseases (IFI) in patients who are at high risk of developing these infections due to being severely immunocompromised as QIDP under the Generating Antibiotic Incentives Now Act (GAIN Act). We also applied to the FDA for, and were granted, Fast Track designation for the oral formulation of SCY-247 for these indications. Receipt of QIDP status and Fast Track designation in practice may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA or related GAIN Act exclusivity benefits.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for SCY-247 or any future product candidates.

We do not know whether our current clinical trials of SCY-247 will be completed on schedule or at all, or whether any future clinical trials of SCY-247 or any future product candidates we may seek to develop will be allowed to commence or, if commenced, will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

•
inability to reach agreements on acceptable terms with prospective clinical research organizations (CROs) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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

If we are required to conduct additional clinical trials or other testing of SCY-247 or any future product candidates we may seek to develop, we may be delayed in obtaining, or may not be able to obtain, marketing approval for these product candidates.

In addition, if our current or any future partners have rights to and responsibility for development of SCY-247 or any future product candidates, they may fail to meet their obligations to develop and commercialize the product candidates, including clinical trials for these product candidates.

Changes in regulatory requirements and guidance may occur and we or any of our partners may be required by appropriate regulatory authorities to amend clinical trial protocols to reflect these changes. Amendments may require us or any of our partners to resubmit clinical trial protocols to independent review boards for re-examination, which may impact the costs, timing or successful completion of a clinical trial. If we or any of our partners experience delays in the completion of, or if we or our partners terminate, clinical trials, the commercial prospects for SCY-247 and any future product candidates we may seek to develop will be harmed, and our ability to generate revenue from sales of these product candidates will be prevented or delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we or our current or potential future partners advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or our partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product application, or approval of a supplemental application to add a new indication or other changes, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval, or approval of supplemental applications for new indications or other changes. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If SCY-247 or any future product candidates are found to be unsafe or lack efficacy, we or our potential collaborators will not be able to obtain regulatory approval for them and our business would be harmed. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including differences in trial protocols and design, differences in size and type of the patient populations, adherence to the dosing regimen and the rate of dropout among clinical trial participants. We do not know whether any Phase 1, Phase 2, Phase 3 or other clinical trials we or any partners may conduct will demonstrate consistent and/or adequate efficacy and safety to obtain regulatory approval to market SCY-247 and any future product candidates we may seek to develop.

We have only submitted one NDA and one efficacy supplemental NDA before, and we may be unable to do so for SCY-247 in additional indications or any future product candidate we may seek to develop.

The conduct of successful Phase 1, Phase 2 and Phase 3 clinical trials is essential in obtaining regulatory approval, and the submission of a successful NDA is a complicated process. We have limited experience in preparing and submitting regulatory filings, have previously only sponsored four Phase 2 clinical trials and six Phase 3 clinical trials, and we have only submitted one NDA and one NDA Efficacy Supplement. Consequently, we may be unable to successfully and efficiently execute and complete our ongoing and planned clinical trials in a way that is acceptable to the FDA and leads to an approval of additional indications for SCY-247 or any future product candidate we may seek to develop. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we may seek to develop. In addition, failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing SCY-247 or any future product candidate we may develop.

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

If SCY-247 or any other future product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenue that is generated from their sales will be limited.

The commercial success of SCY-247 or any other product candidates we may seek to develop will depend upon the acceptance of these product candidates among physicians, patients, the medical community and healthcare payors. The degree of market acceptance of product candidates will depend on a number of factors, including:

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
•
potential product liability claims.

If SCY-247 or any future product candidates we may seek to develop are approved, but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, sufficient revenue may not be generated from these product candidates, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

A significant use of antifungal drugs consists of treatment due to the presence of symptoms before diagnosis of the invasive fungal infections, and if recently approved diagnostic tools, or additional tools currently under development, for the quick diagnosis of invasive fungal infections are broadly used in the marketplace, the number of treatments using antifungal drugs may decrease significantly, decreasing the potential market for SCY-247.

We believe that a large portion of the treatments using antifungal drugs are administered when symptoms of invasive fungal infections are present but a diagnosis of the infection has not yet been made, due to the rapid and potentially fatal progression of invasive fungal infections. Diagnostic tools recently approved by the FDA, or currently under development, for the rapid diagnosis of invasive fungal infections may significantly diminish the need to treat patients in advance of diagnosis of invasive fungal infections, which will reduce the potential market for SCY-247. Moreover, if a rapid and accurate test of the susceptibility of a fungal infection to generically available treatments is developed and widely adopted, the market for SCY-247 may suffer.

If resistance to SCY-247 develops quickly or cross-resistance with echinocandins becomes more common, our business will be harmed.

We recognize that, over time, resistance develops against every antibacterial and antifungal drug. One or more strains of fungal pathogens may develop resistance to SCY-247 more rapidly than we currently expect, either because our hypothesis of the mechanism of action is incorrect or because a strain of fungi undergoes some unforeseen genetic mutation that permits it to survive. Since we expect lower resistance relative to other antifungal drug classes to be a major factor in the potential commercialization of SCY-247, rapid development of such resistance or development of cross resistance with echinocandins would have a major adverse impact on the acceptability and sales of SCY-247.

SCY-247 and product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market or otherwise limit their sales.

It is impossible to predict when or if SCY-247 or any other product candidate we may seek to develop will prove effective or safe, or whether we will receive marketing approval for SCY-247 and any other products we may seek to develop. Serious adverse events (SAEs) are common when conducting clinical trials in a seriously ill population such as patients experiencing IC.

Preclinical findings in the future could trigger the need to evaluate or monitor for specific potential safety concerns in clinical trials. The results of our clinical trials may show that SCY-247 and any future product candidates we may seek to develop cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or may lead us to abandon their development altogether.

We or others may subsequently identify undesirable or unacceptable side effects caused by SCY-247 or any future product candidate we may seek to develop, in which case:

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

We expect that SCY-247 and any future product candidates we may seek to develop will face competition, and most of our competitors have significantly greater resources than we do.

The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as many smaller companies. There are many foreign and domestic pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as SCY-247 and any future product candidates we may seek to develop. We expect any products we develop to compete on the basis of, among other things, product efficacy, lack of significant adverse side effects and convenience and ease of treatment. For example, SCY-247 will compete against current leading antifungal drugs, including voriconazole from the azole class, caspofungin from the echinocandin class, and liposomal amphotericin B from the polyenes class, many of which are currently available in generic form, or expected to be available in generic form at the time the intravenous formulation of SCY-247 might be approved.

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

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance in the United States for SCY-247 and any future product candidates we may seek to develop. If there is not sufficient reimbursement for our products, it is less likely that our products will be purchased by patients and/or providers.

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

We do not know the extent to which SCY-247 will be able to obtain favorable coverage and adequate reimbursement from third-party payors. If we choose to bring other product candidates to market, they will be subject to similar uncertainty. We believe that SCY-247 and any other product candidates that are brought to market are less likely to be purchased by patients and/or providers if they are not adequately reimbursed by third-party payors.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Furthermore, the market for our product candidates may depend on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Industry competition to be included in such formularies results in downward pricing pressures on pharmaceutical companies. Third-party payors may refuse to include a particular branded drug in their formularies when a competing generic product is available. The adoption of certain payment methodologies by third-party payors may limit our ability to profit from the sale of SCY-247. For example, under Medicare, hospitals are reimbursed under an inpatient prospective payment system. This pricing methodology provides a single payment amount to hospitals based on a given diagnosis-related group. As a result, with respect to Medicare reimbursement for services in the hospital inpatient setting, hospitals could have a financial incentive to use the least expensive drugs for the treatment of invasive fungal infections, particularly the intravenous formulations of these drugs, as they are typically administered in the hospital, which may significantly impact our ability to charge a premium for SCY-247. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for SCY-247 or other products for which the we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Further, the IRA, among other things (i) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare, or the Medicare Drug Price Negotiation Program and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We expect that a portion of the market for SCY-247 and any other product candidates we may seek to develop will be outside the United States. However, our product candidates may never receive approval or be commercialized outside of the United States.

Before we can market and commercialize any product candidates outside of the United States, there are numerous and varying regulatory requirements of other countries that will apply. Research and marketing authorization procedures vary among countries and can involve additional product testing and administrative review periods. The marketing authorization process in other countries may include all of the risks detailed above regarding failure to obtain FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country, or identification of potential safety concerns in one country, may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that:

•
SCY-247 and any future product candidates we may seek to develop may not generate preclinical or clinical data that are deemed sufficient by regulators in a given jurisdiction;
•
SCY-247 may not be approved for all indications requested, or any indications at all, in a given jurisdiction which could limit the uses of SCY-247 and any future product candidates we may seek to develop and have an adverse effect on product sales and potential royalties; and
•
such approval in a given jurisdiction may be subject to limitations on the indicated uses for which the product may be marketed or require costly post-marketing follow-up studies.

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

SCY-247 or any other future product candidates we may seek to develop, may still face future development and regulatory difficulties.

For SCY-247 or any other future product candidates we may seek to develop, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Given the number of high profile adverse events with certain drug products, regulatory authorities may require, as a condition of approval, costly risk evaluation and mitigation strategies, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more intended indications. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us or our potential partners to conduct costly studies.

SCY-247 and any other future product candidates we may seek to develop will also be subject to ongoing regulatory requirements for the packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (cGMP). As such, we and our contract manufacturers, which we will be responsible for overseeing and monitoring for compliance, are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The FDA may hold us responsible for any deficiencies or noncompliance of our contract manufacturers in relation to SCY-247 and any other future product candidates we may seek to develop. Failure to follow cGMP can result in products being deemed adulterated, which carries significant legal implications. We will also be required to engage in pharmacovigilance activities and report certain adverse reactions and production problems, if any, to the FDA and to comply with certain requirements concerning advertising and promotion for products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote products for indications or uses for which they do not have approval. Failure to comply with FDA advertising and promotion standards, which are often subject to interpretation by regulators, may result in a wide range of exposure and liability for us.

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

Regulations, guidelines and recommendations published by various government agencies and organizations may affect the use of SCY-247 and any future product candidates we may seek to develop.

Government agencies may issue regulations and guidelines directly applicable to us, our partners or our potential future partners and our product candidates. In addition, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the healthcare and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, and route of administration and use of related or competing therapies. Changes to these recommendations or other guidelines advocating alternative therapies could result in decreased use of SCY-247 and any future product candidates we may seek to develop, which may adversely affect our results of operations.

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

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive. Consequently, a portion of our strategy is to license to third parties rights to develop and commercialize product candidates and if these third parties do not perform under our agreements with them, we will not receive any revenue from these collaborations. If we are unable to enter into any of these arrangements on acceptable terms, or at all, we may be unable to market and sell SCY-247 and any future product candidates we may seek to develop in certain markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of product candidates. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product candidate. Our collaboration partner may not devote sufficient resources to the commercialization of product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for product candidates, we could face increased costs, we may be forced to limit the number of product candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

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

As we do not intend to own or operate facilities for manufacturing, storage and distribution of drug substance or drug product we are and will be dependent on third parties for the manufacture of SCY-247. If we experience problems with any of these third parties, the manufacturing of SCY-247 could be delayed.

The inability to manufacture sufficient supplies of SCY-247 could adversely affect product development and commercialization. We may not be able to establish additional sources of supply for SCY-247 and any future product candidates we may seek to develop. These suppliers are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to product candidates and are also subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

Any of these factors could result in delays or higher costs in connection with our clinical trials, regulatory submissions, required approvals or commercialization of SCY-247 and any future product candidates we may seek to develop.

If we fail to establish or lose our relationships with CROs, our drug development efforts could be delayed.

We are substantially dependent on third-party vendors and CROs for preclinical studies and clinical trials related to our drug discovery and development efforts. If we fail to establish or lose our relationship with any one or more of these providers, we could experience a significant delay in both identifying another comparable provider and then contracting for its services, which could adversely affect our development efforts. We may be unable to retain an alternative provider on reasonable terms, or at all. Even if we locate an alternative provider, it is likely that this provider will need additional time to respond to our needs and may not provide the same type or level of services as the original provider. In addition, any contract research organization that we retain will be subject to the FDA’s regulatory requirements and similar foreign standards and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of SCY-247 and any future product candidates we may seek to develop could be delayed, which could severely harm our business and financial condition.

Risks Relating to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of SCY-247, ibrexafungerp, and any future product candidates we may seek to develop and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing SCY-247 and any future product candidates we may seek to develop is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
others may be able to make compounds that are similar to SCY-247, ibrexafungerp and any future product candidates we may seek to develop but that are not covered by the claims of our patents;
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

Furthermore, a third party may claim that we or our manufacturing or commercialization partners or customers are using inventions covered by the third party’s patent rights and may go to court to stop us or our partners and/or customers from engaging in our operations and activities, including making or selling SCY-247, ibrexafungerp, and any future product candidates we may seek to develop. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court would decide that we or our commercialization partners or customers are infringing the third party’s patents and would order us or our partners or customers to stop the activities covered by the patents. In that event, we or our commercialization partners or customers may not have a viable way around the patent and may need to halt commercialization or use of the relevant product. In addition, there is a risk that a court will order us or our partners or customers to pay the other party damages for having violated the other party’s patents or obtain one or more licenses from third parties, which may be impossible or require substantial time and expense. We cannot predict whether any license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our drug candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In such events, we would be unable to further develop and commercialize one or more of our drug candidates, which could harm our business significantly. In the future, we may agree to indemnify our commercial partners and/or customers against certain intellectual property infringement claims brought by third parties which could increase our financial expense, increase our involvement in litigation and/or otherwise materially adversely affect our business.

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

We may not be able to attract or retain qualified management, finance, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Stock-based awards are critical to our ability to recruit, retain and motivate highly skilled talent. However, the trading price of our common stock as listed on the Nasdaq Capital Market has traded at or below the exercise price of a significant portion of the stock options currently held by our executive officers and key employees. This may reduce the retention value of these options and we may need to grant additional stock options, make further amendments to the terms of existing option awards, or provide alternative compensation and retention programs to continue to retain our employees, especially our key employees and executive officers. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy. If we are unable to retain our current executive officers and key employees our ability to implement our business strategy successfully could be seriously harmed.

We may need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.

As of March 1, 2026, we had 18 full time employees. Further, as we advance SCY-247 through clinical studies, we will need to increase our product development, scientific, marketing, sales and administrative headcount to manage these efforts. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We have obtained limited product liability insurance coverage for our clinical trials domestically and in selected foreign countries where we are conducting clinical trials as required by local country regulations, in addition to limited product liability coverage for SCY-247. Our annual limit is $25.0 million per occurrence and $25.0 million aggregate. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for product candidates, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash available to develop SCY-247 and any future product candidates we may seek to develop and adversely affect our business.

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

•
any delay in submitting an NDA or similar foreign applications for SCY-247 and any future product candidate we may seek to develop or any adverse development or perceived adverse development with respect to the FDA’s review of that NDA or a foreign regulator’s review of a similar applications;
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
•
trading volume of our common stock.

In addition, companies trading in the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales may also result in new investors gaining rights superior to our existing stockholders. For example, on November 6, 2024, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $50.0 million under an “at-the-market” offering program under which we have sold zero shares of our common stock as of December 31, 2025. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities or equity.

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

If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Capital Market or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On June 20, 2025, we received a letter from the Listing Qualifications Department staff (the Staff) of the Nasdaq Stock Market (Nasdaq) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the $1.00 per share minimum required for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5450(a)(1). The letter from Nasdaq had no immediate effect on the listing of our common stock on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days from June 20, 2025, or until December 17, 2025 (the Compliance Date), to regain compliance with the minimum bid price rule. In December 2025, we announced that we had received an additional 180-calendar-day extension from the Nasdaq to regain compliance with the minimum bid price requirement, as outlined in Nasdaq Listing Rule 5550(a)(2).

We now have until June 15, 2026, to meet the requirement for our shares of common stock to maintain a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days. Nasdaq granted the extension after determining that we continue to meet all other continued listing criteria for the Nasdaq Capital Market, including the market value of publicly held shares, and we have provided written notice of our intention to cure the deficiency within the extension period, if necessary, through a reverse stock split.

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

ITEM 3. LEGAL PROCEEDINGS

The information called for by this Item is incorporated herein by reference to Note 6 included in Part 2, Item 8, Consolidated Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “SCYX.”

Stockholders

As of March 1, 2026, there were approximately 42 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We did not purchase any of our securities during the fourth quarter of 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the year ended December 31, 2025, are not necessarily indicative of results that may occur in future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

Overview

SCYNEXIS, Inc. is dedicated to advancing innovative solutions for severe rare diseases, with our lead program in the treatment and prevention of difficult-to-treat and drug-resistant fungal infections. We are developing our proprietary antifungal platform “fungerps”, a novel class of antifungal agents called triterpenoids, that are structurally distinct glucan synthase inhibitors and have generally shown in vitro and in vivo activity against a broad range of human fungal pathogens such as Candida and Aspergillus genera, including multidrug-resistant strains, as well as Pneumocystis, Coccidioides, Histoplasma and Blastomyces genera and most common mucorales species.

Ibrexafungerp is the first representative of this novel class of antifungals and was approved by the U.S. Food and Drug Administration (FDA) as BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis (VVC) and for the reduction in the incidence of recurrent vulvovaginal candidiasis (rVVC) in 2021 and 2022, respectively. Ibrexafungerp was licensed to GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK) in May 2023.

A second generation fungerp SCY-247 is currently being evaluated in clinical trials and additional compounds from our proprietary fungerp platform, targeted to address significant unmet needs, are in earlier stages of development. The FDA has granted Qualified Infectious Disease Product status and Fast Track designations for the oral formulation of SCY-247 which would provide regulatory exclusivity of at least 10 years, if approved.

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

SCY-247 showed generally dose-proportional pharmacokinetics following single and multiple oral doses. The drug was rapidly absorbed (Tmax ranging from three to seven hours), and systemic exposure (Cmax and AUC) increased proportionally for doses up to 400mg QD and less than proportional for doses higher than 400mg QD. The MAD cohorts of 200mg and 300mg once-daily achieved or exceeded the preliminary target for efficacious exposure, based on preclinical models of invasive candidiasis (IC) available to date, including models with strains such as Candida auris and echinocandin-resistant Candida glabrata that are resistant to current antifungal treatment options. Overall, the safety, tolerability, and pharmacokinetic profile observed in this study support the continued clinical development of SCY-247. Oral SCY-247 also achieved target exposures for invasive fungal disease at doses lower than first generation fungerps, which may confer distinct tolerability advantages.

We intend to progress the development of SCY-247 towards addressing significant unmet needs in the antifungal space that also represent attractive commercial opportunities. We have initiated a Phase 1 study with the intravenous formulation of SCY-247 in the first quarter of 2026. The clinical proof-of-concept Phase 2 study of SCY-247 is currently planned for 2026 in patients with IC. Subsequent stages of development for SCY-247 are anticipated to include studies adequate to support an IC treatment indication, as well as evaluating SCY-247 for the prevention of invasive fungal diseases in patients at high risk.

MARIO Study Update

As previously disclosed, we and GSK entered into an exclusive license agreement dated March 30, 2023, which was subsequently amended by the binding memorandums of understanding dated December 26, 2023 and October 14, 2025 (collectively, the GSK License Agreement).

Pursuant to the GSK License Agreement, we were responsible for conducting the MARIO study which resumed in April 2025 after the FDA notified us that the clinical hold of ibrexafungerp had been lifted, triggering us to bill a $10.0 million development milestone to GSK in the three months ended June 30, 2025. Subsequently, GSK notified us of their intention to immediately terminate the MARIO study based on GSK's purported rights under the GSK License Agreement. We did not believe that GSK had the right to unilaterally terminate the MARIO study under the GSK License Agreement.

In October 2025, we entered into a binding memorandum of understanding (the Binding 2025 MOU) with GSK and we agreed to promptly wind-down and terminate the MARIO study and we received one-time, non-refundable payments totaling $24.8 million from GSK in November 2025. We will not receive any additional development milestone payments from GSK specifically associated with the MARIO study. Except as described above with respect to the MARIO study, the Binding 2025 MOU does not alter the potential milestones and royalties payable to us under the GSK License Agreement, including with regard to sales of BREXAFEMME for VVC and rVVC.

The Binding 2025 MOU was considered to represent a contract modification pursuant to ASC 606. The Binding 2025 MOU does not include any additional distinct goods and services and the we therefore recognized a cumulative catchup of license agreement revenue of $17.2 million for the year ended December 31, 2025 for the updated progress of completing the performance obligation associated with the research and development activities for the Phase 3 MARIO Study. The cumulative catchup includes $2.2 million previously recorded as deferred revenue. The one-time, non-refundable payments totaling $24.8 million collected from GSK as part of the Binding 2025 MOU include $10.0 million to satisfy the license agreement receivable previously recognized as of June 30, 2025.

GSK has reiterated its commitment to continued collaboration with us regarding other aspects of the GSK License Agreement, including with respect to the commercialization of BREXAFEMME for VVC and rVVC indications. We completed the transfer of the BREXAFEMME NDA (as defined in the Binding 2025 MOU) to GSK in November 2025. GSK anticipates being able to initiate regulatory interactions with the FDA in 2026 to discuss the relaunch of BREXAFEMME for VVC and rVVC in the U.S. market.

We remain committed to developing novel antifungal solutions to the rising threat of deadly fungal infections including IC for which there are limited treatment options and significant concerns for emergence of resistances, as highlighted by the World Health Organization in their call to industry and other parties for research, development and public health action in this area of unmet need.

Nasdaq Minimum Bid Price Notification

On June 20, 2025, we received a letter from the Listing Qualifications Department staff (the Staff) of the Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the $1.00 per share minimum required for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1). The letter from Nasdaq had no immediate effect on the listing of our common stock on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days from June 20, 2025, or until December 17, 2025 (the Compliance Date), to regain compliance with the minimum bid price rule. In December 2025, we announced that we had received an additional 180-calendar-day extension from the Nasdaq to regain compliance with the minimum bid price requirement, as outlined in Nasdaq Listing Rule 5550(a)(2).

We now have until June 15, 2026, to meet the requirement for our shares of common stock to maintain a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days. Nasdaq granted the extension after determining that we continue to meet all other continued listing criteria for the Nasdaq Capital Market, including the market value of publicly held shares, and we have provided written notice of our intention to cure the deficiency within the extension period, if necessary, through a reverse stock split.

Components of Operating Results

Revenue

Revenue consists of license agreement revenue associated with the GSK License Agreement and product revenue, net.

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
•
allocated overhead.

SCY-247 and ibrexafungerp as part of the MARIO Phase 3 study were the key research and development projects during the periods presented. We expect to continue to incur significant research and development expense for the foreseeable future as we continue our effort to develop SCY-247, and to potentially develop our other product candidates, subject to the availability of additional funding.

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

Income Tax Expense

For the year ended December 31, 2024, our income tax expense recognized consists primarily of income tax expense for U.S. federal and state income taxes.

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, and period-to-period percentage change (dollars in thousands):

	Years Ended December 31,
	2025	2024	Period-to-Period Change
Revenue:
Product revenue, net	$1,444	$—	$1,444	—
License agreement revenue	19,157	3,746	15,411	411.4%
Total revenue	20,601	3,746	16,855	449.9%
Operating expenses:
Research and development	22,280	26,405	(4,125)	(15.6)%
Selling, general and administrative	14,395	14,458	(63)	(0.4)%
Total operating expenses	36,675	40,863	(4,188)	(10.2)%
Loss from operations	(16,074)	(37,117)	21,043	(56.7)%
Other expense (income):
Amortization of debt issuance costs and discount	312	1,726	(1,414)	(81.9)%
Interest income	(2,177)	(4,291)	2,114	(49.3)%
Interest expense	173	828	(655)	(79.1)%
Other income	—	(235)	235	(100.0)%
Warrant liability fair value adjustment	(5,773)	(13,812)	8,039	(58.2)%
Derivative liability fair value adjustment	—	(196)	196	(100.0)%
Total other income	(7,465)	(15,980)	8,515	(53.3)%
Loss before taxes	(8,609)	(21,137)	12,528	(59.3)%
Income tax expense	—	(151)	151	(100.0)%
Net loss	$(8,609)	$(21,288)	$12,679	(59.6)%

Revenue. For the years ended December 31, 2025 and 2024, revenue consists of $20.6 million and $3.7 million primarily associated with the license agreement revenue recognized for the GSK License Agreement, respectively. For the year ended December 31, 2025, we recognized a cumulative catchup of license agreement revenue of $17.2 million associated with the Binding 2025 MOU. For the year ended December 31, 2025, we recognized $1.4 million in product revenue, net for a change in estimate related to prior period revenue associated with the product recall of BREXAFEMME.

Research and Development. For the year ended December 31, 2025, research and development expenses decreased to $22.3 million from $26.4 million for the year ended December 31, 2024. The decrease of $4.1 million, or 15.6%, was primarily driven by a decrease of $3.8 million in chemistry, manufacturing, and controls (CMC) expense, a decrease of $1.0 million in salary expense, a $0.5 million decrease in stock-based compensation and a net decrease in other research and development expense of $0.5 million, offset in part by an increase of $1.2 million in preclinical expense and a $0.5 million increase in clinical expense.

The $3.8 million decrease in CMC expense is primarily associated with a $3.8 million decrease in expense associated with the manufacturing of drug product for SCY-247 and ibrexafungerp. The decreases of $1.0 million in salary expense and $0.5 million in stock-based compensation expense are due to the decrease in the number of employees in the year ended December 31, 2025. The $1.2 million increase in preclinical expense was primarily associated with certain preclinical costs associated with the continued development of SCY-247 in the current period.

Selling, General and Administrative. For the year ended December 31, 2025, selling, general and administrative expenses decreased to $14.4 million from $14.5 million for the year ended December 31, 2024. The decrease of $0.1 million, or 0.4%, was primarily driven by a decrease of $0.6 million in professional fees, offset in part by an increase of $0.5 million in business development expense.

Amortization of Debt Issuance Costs and Discount. For the years ended December 31, 2025 and 2024, we recognized $0.3 million and $1.7 million in amortization of debt issuance costs and discount, respectively. The debt issuance costs and discount for our March 2019 convertible notes, which were fully paid at maturity in March 2025, primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the years ended December 31, 2025 and 2024, we recognized $2.2 million and $4.3 million, respectively, in interest income associated with our money market accounts and investments.

Interest Expense. For the years ended December 31, 2025 and 2024, we recognized $0.2 million and $0.8 million, respectively, in interest expense on our March 2019 convertible notes which were fully paid at maturity in March 2025.

Other Income. For the year ended December 31, 2024, we recognized $0.2 million in other income associated with certain research and development tax credits.

Warrant Liabilities Fair Value Adjustment. For the years ended December 31, 2025 and 2024, we recognized gains of $5.8 million and $13.8 million, respectively, for the fair value adjustment for warrant liabilities primarily due to the decrease in our stock price during the periods, respectively.

Derivative Liabilities Fair Value Adjustment. For the year ended December 31, 2024, we recognized a gain of $0.2 million in the fair value adjustment related to the derivative liability primarily due to the decrease in our stock price during the period.

Income Tax Expense. For the year ended December 31, 2024, we recognized $0.2 million in income tax expense primarily for U.S. federal income tax.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025, we had cash, cash equivalents, and investments of approximately $56.3 million, compared to cash, cash equivalents, and investments of $75.1 million as of December 31, 2024. We believe our capital resources are sufficient to fund our on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying consolidated financial statements.

As of December 31, 2025, our accumulated deficit was $385.1 million. We anticipate that we will continue to incur losses for at least the next several years. Consistent with our operating plan, we expect to incur significant research and development expenses and selling, general and administrative expenses. As a result of our continued significant expenses, we may need additional capital to fund our operations, which we may obtain through one or more of equity offerings, debt financings, or other non-dilutive third-party funding, strategic alliances and licensing or collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Years Ended December 31,
	2025	2024
Cash, cash equivalents, and restricted cash, January 1	$16,595	$34,593
Net cash used in operating activities	(5,283)	(24,009)
Net cash provided by investing activities	24,306	6,150
Net cash used in financing activities	(14,170)	(139)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,853	(17,998)
Cash, cash equivalents, and restricted cash, December 31	$21,448	$16,595

Operating Activities

The $18.7 million decrease in net cash used in operating activities for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to the $24.8 million we received under the Binding 2025 MOU in the year ended December 31, 2025, offset by the continued development costs associated with SCY-247 and ibrexafungerp,

Net cash used in operating activities of $5.3 million for the year ended December 31, 2025, primarily consisted of the $8.6 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $5.8 million, stock-based compensation expense of $2.9 million, plus a net favorable change in operating assets and liabilities of $6.1 million. The net favorable change in operating assets and liabilities of $6.1 million is due to a net favorable change of $12.4 million due to the decrease in operating assets offset by a net unfavorable change of $6.3 million due to the decrease in operating liabilities. The net $12.4 million decrease in operating assets is primarily due to a $9.5 million decrease in the license agreement contract asset due to the collection of the $10.0 million as part of the Binding 2025 MOU in the year ended December 31, 2025. The net unfavorable change of $6.3 million in operating liabilities is primarily due to the $2.7 million decrease in deferred revenue given the satisfaction of the performance obligation associated with Phase 3 MARIO study in 2025 as part of the Binding 2025 MOU, a $2.2 million decrease in accounts payable, and a $1.0 million decrease in accrued expenses primarily due to the $0.6 million decrease in accrued product recall.

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

Investing Activities

Net cash provided by investing activities of $24.3 million for the year ended December 31, 2025, consisted of purchases of $18.9 million and maturities of $43.2 million in investments.

Net cash provided by investing activities of $6.2 million for the year ended December 31, 2024, consisted of purchases of $36.4 million and maturities of $42.6 million in investments.

Financing Activities

Net cash used in financing activities of $14.2 million for the year ended December 31, 2025, consisted primarily of the $14.0 million repayment of the convertible debt in March 2025.

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

•
the progress, costs, and the clinical and preclinical research and development of SCY-247;
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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements for the year ended December 31, 2025, included in this Annual Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

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

We assessed the terms of the GSK License Agreement and identified the following performance obligations which included: (1) the license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, in the GSK Territory, (2) the research and development activities for the MARIO study, and (3) performance obligations for the remaining research and development activities for the ongoing clinical and preclinical studies of ibrexafungerp.

For the Binding 2025 MOU, we reviewed for additional distinct goods and services included in the contract modification which requires significant judgment. Our review of the Binding 2025 MOU for additional distinct goods and services included a thorough analysis of the terms of the contract modification and we did not identify any distinct goods or services being added under the Binding 2025 MOU. As a result, we recognized a cumulative catchup of license agreement revenue of $17.2 million for the year ended December 31, 2025 for the updated progress of completing the performance obligation associated with the research and development activities for the Phase 3 MARIO study.

Research and Development Accruals

We are required to estimate our expenses resulting from our obligations under contracts with CROs, clinical site agreements, vendors, and consultants in connection with conducting SCY-247 and ibrexafungerp clinical trials and preclinical studies and other development activities. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate development and trial expenses in our consolidated financial statements by matching those expenses with the period in which the services and efforts are expended by our service providers.

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

The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2025 and 2024 are set forth below:

Employee Stock Options	Years Ended December 31,
	2025	2024
Weighted average risk-free interest rate	4.50%	4.04%
Weighted average expected term (in years)	6.02	6.02
Weighted average expected volatility	81.15%	80.94%

Non-Employee Stock Options	Years Ended December 31,
	2025	2024
Weighted average risk-free interest rate	3.84%	4.26%
Weighted average expected term (in years)	5.50	5.50
Weighted average expected volatility	82.55%	83.83%

We record the fair value of stock options issued as of the grant date as compensation expense. We recognize compensation expense over the requisite service period, which is equal to the vesting period.

Stock-based compensation expense has been reported in our statements of operations as follows (dollars in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$514	$988
Selling, general and administrative	2,338	2,358
Total	$2,852	$3,346

On December 31, 2025, the aggregate intrinsic value of outstanding options to purchase shares of our common stock was zero, based upon the $0.63 closing sales price per share of our common stock as reported on the Nasdaq Capital Market on that date.

Warrant Liability

We account for the outstanding warrants associated with the April 2022 public offering as a liability measured at fair value. The fair value of these warrants has been determined using the Black-Scholes valuation model. We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities and utilize the remaining term of the warrant as the expected term. We estimate expected volatility using the historical volatility of our common stock given we have sufficient history to support the expected terms of the warrants and implied volatility. At December 31, 2025, the Level 3 volatility utilized in the Black-Scholes model to fair value the April 2022 public offering warrants was 86.1%. See Note 2 to our consolidated financial statements on this Annual Report for further details.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SCYNEXIS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SCYNEXIS, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

License Agreement Revenue- GSK License Agreement — Refer to Notes 1, 2, and 8 to the financial statements

Critical Audit Matter Description

As described in Note 8 to the financial statements, the Company executed in 2025 a binding memorandum of understanding (the "Binding 2025 MOU") with GSK to wind down and terminate the MARIO study.

The Company determined that the Binding 2025 MOU represents a contract modification within the scope of ASC 606, Revenue from contracts with customers, further concluding it does not include any additional distinct goods and services. The Company received one-time, non-refundable payments totaling $24.8 million collected from GSK, of which $17.2 million was recognized as a cumulative catchup of license agreement revenue for the year ended December 31, 2025.

Auditing the Company’s accounting for the Binding 2025 MOU required increased audit effort due to the complex and judgmental nature of evaluating the terms and the appropriate accounting for the modification under the guidance.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for license revenue recorded for the Binding 2025 MOU included the following, among others; inspection of the executed Binding 2025 MOU and evaluating whether management’s accounting position considered all relevant facts and terms included in the agreement. We further evaluated management’s technical analysis and assessed management’s conclusions to determine whether they had appropriately considered and applied the guidance and associated interpretations.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

March 4, 2026

We have served as the Company's auditor since 2000.

SCYNEXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$21,259	$16,051
Short-term investments (Note 3)	18,772	43,249
Prepaid expenses and other current assets (Note 4)	263	2,184
License agreement receivable	—	753
License agreement contract asset	—	9,509
Restricted cash	80	435
Total current assets	40,374	72,181
Investments (Note 3)	16,247	15,846
Deferred offering costs	533	417
Restricted cash	109	109
Operating lease right-of-use asset (Note 6)	1,764	2,090
Total assets	$59,027	$90,643
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,225	$4,569
Accrued expenses (Note 5)	2,791	3,793
Deferred revenue, current portion	235	1,642
Operating lease liability, current portion (Note 6)	483	407
Convertible debt and derivative liability (Note 6)	—	13,688
Total current liabilities	5,734	24,099
Deferred revenue	—	1,294
Warrant liability	2,225	7,998
Operating lease liability (Note 6)	1,692	2,175
Total liabilities	9,651	35,566
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of December 31, 2025 and 2024; 0 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of December 31, 2025 and 2024; 43,541,510 and 37,973,991 shares issued and outstanding as of December 31, 2025 and 2024, respectively	46	41
Additional paid-in capital	434,474	431,571
Accumulated deficit	(385,144)	(376,535)
Total stockholders’ equity	49,376	55,077
Total liabilities and stockholders’ equity	$59,027	$90,643

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Revenue:
Product revenue, net	$1,444	$—
License agreement revenue	19,157	3,746
Total revenue	20,601	3,746
Operating expenses:
Research and development	22,280	26,405
Selling, general and administrative	14,395	14,458
Total operating expenses	36,675	40,863
Loss from operations	(16,074)	(37,117)
Other expense (income):
Amortization of debt issuance costs and discount	312	1,726
Interest income	(2,177)	(4,291)
Interest expense	173	828
Other income	—	(235)
Warrant liability fair value adjustment	(5,773)	(13,812)
Derivative liability fair value adjustment	—	(196)
Total other income	(7,465)	(15,980)
Loss before taxes	(8,609)	(21,137)
Income tax expense	—	(151)
Net loss	$(8,609)	$(21,288)
Net loss per share – basic and diluted	$(0.17)	$(0.44)
Weighted average common shares outstanding – basic and diluted	49,933,381	48,513,073

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances as of December 31, 2023	37,207,799	$40	$428,169	$(355,247)	$72,962
Net loss	—	—	—	(21,288)	(21,288)
Stock-based compensation expense	—	—	3,346	—	3,346
Common stock issued through employee stock purchase plan	45,593	—	56	—	56
Common stock issued for vested restricted stock units	720,599	1	—	—	1
Balances as of December 31, 2024	37,973,991	$41	$431,571	$(376,535)	$55,077
Net loss	—	—	—	(8,609)	(8,609)
Stock-based compensation expense	—	—	2,852	—	2,852
Common stock issued through employee stock purchase plan	63,493	—	51	—	51
Common stock issued for vested restricted stock units	1,177,574	1	—	—	1
Common stock issued, net of expenses	4,326,452	4	—	—	4
Balances as of December 31, 2025	43,541,510	$46	$434,474	$(385,144)	$49,376

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,609)	$(21,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,852	3,346
Accretion of investment discount	(474)	(1,340)
Amortization of debt issuance costs and discount	312	1,726
Change in fair value of warrant liabilities	(5,773)	(13,812)
Change in fair value of derivative liability	—	(196)
Noncash operating lease expense for right-of-use asset	326	272
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, deferred costs, and other	2,166	3,388
License agreement contract asset	9,509	9,854
License agreement receivable	753	1,710
Accounts payable	(2,234)	(2,650)
Accrued expenses	(1,002)	(3,701)
Deferred revenue	(2,702)	(979)
Other liabilities and other	(407)	(339)
Net cash used in operating activities	(5,283)	(24,009)
Cash flows from investing activities:
Purchase of investments	(18,903)	(36,417)
Maturity of investments	43,209	42,567
Net cash provided by investing activities	24,306	6,150
Cash flows from financing activities:
Proceeds from common stock issued	5	—
Payment of convertible debt	(14,000)	—
Payments of deferred offering costs	(226)	(195)
Proceeds from employee stock purchase plan issuances	51	56
Net cash used in financing activities	(14,170)	(139)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,853	(17,998)
Cash, cash equivalents, and restricted cash at beginning of period	16,595	34,593
Cash, cash equivalents, and restricted cash at end of period	$21,448	$16,595
Supplemental cash flow information:
Cash paid for interest	$420	$840
Cash received for interest	$2,084	$3,296
Noncash financing and investing activities:
Deferred offering and issuance costs included in accounts payable	$—	$110

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. ("SCYNEXIS" or the “Company”) is a Delaware corporation formed on November 4, 1999. SCYNEXIS is a biotechnology company, headquartered in Jersey City, New Jersey, is dedicated to advancing innovative solutions for severe rare diseases, with our lead program in the treatment and prevention of difficult-to-treat and drug-resistant fungal infections. The Company is developing its proprietary class of triterpenoid antifungal compounds (“fungerps") as broad-spectrum, systemic antifungal agents for multiple fungal indications. Ibrexafungerp is the first representative of this novel class of antifungals and was approved by the U.S. Food and Drug Administration (“FDA”) as BREXAFEMME (ibrexafungerp tablets) for treatment of patients with vulvovaginal candidiasis ("VVC") and for the reduction in the incidence of recurrent vulvovaginal candidiasis ("rVVC") in 2021 and 2022, respectively.

The Company licensed the rights for ibrexafungerp to GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”) via an exclusive license agreement dated March 30, 2023, which was subsequently amended by the binding memorandums of understanding dated December 26, 2023 and October 14, 2025 (collectively, the “GSK License Agreement”). See Note 8 for further details.

A second generation fungerp SCY-247 is currently being evaluated in clinical trials and additional compounds from the Company's proprietary fungerp platform, targeted to address significant unmet needs, are in earlier stages of development. The Company recently completed the single and multiple ascending dose portions of the ongoing Phase 1 study of oral SCY-247. Following the positive results of the oral formulation, the Company initiated a Phase 1 study of the intravenous formulation in the first quarter of 2026. A clinical proof-of-concept Phase 2 study of SCY-247 in patients with invasive candidiasis ("IC") is also anticipated in 2026. Subsequent stages of development are anticipated to include studies adequate to support an IC treatment indication, as well as evaluating SCY-247 for the prevention of invasive fungal diseases in patients at high risk. The Company owns 100% of the rights to SCY-247 as well as the additional fungerp compounds. The FDA has granted Qualified Infectious Disease Product status and Fast Track designations for SCY-247 which would provide regulatory exclusivity of at least 10 years, if approved.

The Company had an accumulated deficit of $385.1 million at December 31, 2025. The Company's capital resources primarily comprised cash and cash equivalents and investments of $56.3 million at December 31, 2025. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying consolidated financial statements, the Company's liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new strategic alliances, or new and existing licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of SCY-247; and (4) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions are eliminated in consolidation.

Nasdaq Minimum Bid Price Notification

On June 20, 2025, the Company received a letter from the Listing Qualifications Department staff (the "Staff") of the Nasdaq notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company's common stock was below the $1.00 per share minimum required for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1). The letter from Nasdaq had no immediate effect on the listing of the Company's common stock on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days from June 20, 2025, or until December 17, 2025, to regain compliance with the minimum bid price rule. In December 2025, the Company announced that it had received an additional 180-calendar-day extension from the Nasdaq to regain compliance with the minimum bid price requirement, as outlined in Nasdaq Listing Rule 5550(a)(2).

The Company now has until June 15, 2026, to meet the requirement for the Company's shares of common stock to maintain a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days. Nasdaq granted the extension after determining that the Company continues to meet all other continued listing criteria for the Nasdaq Capital

Market, including the market value of publicly held shares, and the Company has provided written notice of its intention to cure the deficiency within the extension period, if necessary, through a reverse stock split.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments include: revenue recognition including the identification of performance obligations in licensing arrangements; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; determination of the fair value of stock-based compensation grants; and the estimates and assumptions utilized in measuring the fair value of the warrant liability each reporting period.

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

Cash and Cash Equivalents

The Company considers any highly liquid investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents. The Company reported cash, cash equivalents, and restricted cash of $21.4 million and $16.6 million as of December 31, 2025 and 2024, respectively.

Investments

The Company's held-to-maturity investments in corporate and agency bonds are carried at amortized cost and any premiums or discounts are amortized or accreted through the maturity date of the investment. Any impairment that is not deemed to be temporary is recognized in the period identified.

Allowance for Credit Losses

The Company reviews its held-to-maturity investments quarterly for credit losses on a collective basis by major security type and in line with the Company's investment policy. The Company monitors the credit quality of its held-to-maturity investments through the use of credit ratings. As of December 31, 2025 and 2024, the Company's held-to-maturity investments were in corporate bonds and agency bonds, are highly rated, and the Company does not have a history of credit losses in these investments. The Company reviews the credit quality of its license agreement receivable and license agreement contract asset by monitoring the aging of its accounts receivable, the history of write offs for uncollectible accounts, and the credit quality of its significant customers, the current economic environment/macroeconomic trends, supportable forecasts, and other relevant factors. The Company's license agreement receivable and license agreement contract asset are with a customer that does not have a history of uncollectability nor a history of significantly aged accounts receivables. As of December 31, 2025 and 2024, the Company did not recognize a credit loss allowance for its investments, license agreement receivable, or license agreement contract asset.

Revenue Recognition and License Agreement Revenue

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

In an arrangement with multiple performance obligations, the Company develops estimates and assumptions that require judgment to determine the underlying standalone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The estimation of the standalone selling price(s) include estimates regarding forecasted cash flows, discount rates, and estimates of costs to be incurred to fulfill its obligations associated with the performance of the research and development activities. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation is recorded as a change in estimate to license agreement revenue. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price. The Company constrains variable consideration to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. The Company will recognize consideration related to sales-based milestone and royalties when the subsequent sales occur pursuant to the royalty exception under ASC 606 because the license is the predominant item to which the royalties or sales-based milestone relate.

For contract modifications under ASC 606, depending on whether the goods and services are distinct or sold at their stand-alone selling prices, a contract modification is accounted for either as a separate contract or a termination of the old contract, a cumulative catchup of the original contract, or a combination of the termination of the old contract and cumulative catchup that faithfully reflects the economics of the transaction.

Warrant Liability

The Company accounts for the warrants associated with the April 2022 Public Offering as a liability measured at fair value. The fair value of these warrants have been determined using the Black-Scholes valuation model ("Black-Scholes"). The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the accompanying consolidated statements of operations.

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

The Company is required to estimate its expenses resulting from its obligations under contracts with clinical research organizations, clinical site agreements, vendors, and consultants in connection with conducting SCY-247 and ibrexafungerp clinical trials and preclinical development. The financial terms of these contracts are subject to negotiations which vary from contract to contract, and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate development and trial expenses in its consolidated financial statements by matching those expenses with the period in which the services and efforts are expended. For clinical trials, the Company accounts for these expenses according to the progress of the trial as measured by actual hours expended by CRO personnel, investigator performance or completion of specific tasks, patient progression, or timing of various aspects of the trial. For preclinical development services performed by outside service providers, the

Company determines accrual estimates through financial models, taking into account development progress data received from outside service providers and discussions with applicable Company and service provider personnel.

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

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic net loss per common share for the years ended December 31, 2025 and 2024 was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net loss per common share for the years ended December 31, 2025 and 2024 includes the outstanding prefunded warrants to purchase 3,189,815 and 3,200,000 shares of common stock issued in the April 2022 Public Offering and December 2020 public offering, respectively.

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2025 and 2024, as the result would be anti-dilutive:

	Years Ended December 31,
	2025	2024
Outstanding stock options	3,549,612	2,905,029
Outstanding restricted stock units	2,663,923	3,120,374
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	15,000,000
Common stock associated with the March 2019 Notes	—	1,138,200
Warrants to purchase common stock associated with loan agreement	198,811	198,811
Warrants to purchase common stock associated with Danforth	50,000	50,000
Total	21,462,346	22,412,414

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews consolidated net loss to make decisions about allocating resources and assessing performance for the entire Company. The Company views its operations and manages its business as one operating segment, drug development. See Note 13 for further details.

Reclassification of Prior Year Amounts

Certain prior year amounts within the income tax footnote disclosures have been reclassified for consistency with the current year presentation.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which introduced new guidance on disclosures for income taxes, including enhancements to the rate reconciliation and income taxes paid disclosures. This guidance is effective for the Company for annual reporting periods beginning January 1, 2025. The Company adopted ASU No. 2023-09 in 2025.

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which introduced new guidance on improvements to several topics within the codification. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact ASU 2025-12 will have on its consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which introduced new guidance on disclosures to provide clarity about the current requirements for interim reporting. This guidance is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact ASU 2025-11 will have on its consolidated financial statements.

In October 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which introduced authoritative guidance on the accounting for government grants received by business entities. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact ASU 2025-10 will have on its consolidated financial statements.

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

3.
Investments

Investments consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2025
Maturities < 1 Year
Corporate bonds	$18,772	$19	$(3)	$18,788
Total short-term investments	$18,772	$19	$(3)	$18,788

Maturities > 1 Year
Corporate bonds	$16,247	$3	$(11)	$16,239
Total investments	$16,247	$3	$(11)	$16,239

As of December 31, 2024
Maturities < 1 Year
Corporate bonds	$41,535	$73	$(11)	$41,597
Agency bonds	1,714	5	—	1,719
Total short-term investments	$43,249	$78	$(11)	$43,316

Maturities > 1 Year
Corporate bonds	$15,846	$3	$(41)	$15,808
Total investments	$15,846	$3	$(41)	$15,808

The Company carries investments at amortized cost. The fair value of the corporate and agency bonds is determined based on “Level 2” inputs, which consist of quoted prices for similar assets in active markets. The Company has evaluated the unrealized loss position in the corporate bonds as of the balance sheet dates and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity. As of December 31, 2025, the corporate bonds maintain credit ratings of A- and higher.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid research and development services	$—	$514
Prepaid insurance	141	267
Other prepaid expenses	105	169
Other current assets	17	1,234
Total prepaid expenses and other current assets	$263	$2,184

5.
Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued research and development expenses	$806	$684
Accrued employee bonus compensation	1,507	1,763
Other accrued expenses	478	788
Accrued product recall	—	558
Total accrued expenses	$2,791	$3,793

6.
Commitments, Contingencies, and Borrowings

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

	Years Ended December 31,
	2025	2024
Operating lease cost	$664	$664
Variable lease cost	66	62
Total operating lease expense	$730	$726

Cash paid for amounts included in the measurement of operating lease liability	$744	$730

	December 31, 2025	December 31, 2024
Remaining Lease term (years)	3.58	4.58
Discount rate	15%	15%

Future minimum lease payments for all operating leases as of December 31, 2025 are as follows (in thousands):

December 31, 2025
2026	759
2027	774
2028	790
2029	466
Total	$2,789

The presentation of the operating lease liability as of December 31, 2025 is as follows (in thousands):

December 31, 2025
Present value of future minimum lease payments	$2,175

Operating lease liability, current portion	$483
Operating lease liability, long-term portion	1,692
Total operating lease liability	$2,175

Difference between future minimum lease payments and discounted cash flows	$614

License Arrangements with Potential Future Expenditures

As of December 31, 2025, the Company had a license arrangement with Merck Sharp & Dohme Corp., or Merck, as amended, that involves potential future expenditures. Under the license arrangement, executed in May 2013, the Company exclusively licensed from Merck its rights to ibrexafungerp in the field of human health. In January 2014, Merck assigned the patents related to ibrexafungerp that it had exclusively licensed to the Company. Pursuant to the terms of the license agreement, Merck was originally eligible to receive milestone payments from the Company that could total $19.0 million upon occurrence of specific events, including initiation of a Phase 2 clinical study, new drug application, and marketing approvals in each of the U.S., major European markets, and Japan. In addition, Merck is eligible to receive tiered royalties from the Company based on a percentage of worldwide net sales of ibrexafungerp. The aggregate royalties are mid- to high-single digits.

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

7.
Stockholders’ Equity

Authorized, Issued, and Outstanding Common Shares

The Company’s authorized common stock has a par value of $0.001 per share and consists of 150,000,000 shares as of December 31, 2025 and 2024; 43,541,510 and 37,973,991 shares were issued and outstanding at December 31, 2025 and 2024, respectively.

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2025	2024
Outstanding stock options	3,549,612	2,905,029
Outstanding restricted stock units	2,663,923	3,120,374
Prefunded warrants to purchase common stock associated with December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with April 2022 Public Offering	15,000,000	15,000,000
Prefunded warrants to purchase common stock associated with April 2022 Public Offering	3,189,815	7,516,267
Warrants to purchase common stock associated with loan agreement	198,811	198,811
Warrants to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance for the conversion of the March 2019 Notes	—	1,138,200
For possible future issuance under 2024 Plan (Note 10)	4,469,906	5,864,196
For possible future issuance under employee stock purchase plan	1,367,900	1,431,393
For possible future issuance under 2015 Plan (Note 10)	665,634	637,050
Total common shares reserved for future issuance	34,355,601	41,061,320

Liquidation Rights

In the event of any liquidation or dissolution of the Company, the holders of the common stock are entitled to the remaining assets of the Company legally available for distribution.

Dividends and Voting Rights

The holders of the common stock are entitled to receive dividends if and when declared by the Company.

Preferred Stock

On May 7, 2014, the Company amended and restated its articles of incorporation relating to its approved capital structure. The Company’s board of directors has authorized the Company, subject to limitations prescribed by Delaware law, to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The Company’s board of directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders. The Company’s board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. There were no shares of preferred stock issued and outstanding as of December 31, 2025 and 2024.

Common Stock Sales Agreement

On November 6, 2024, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $50.0 million of shares of its common stock, par value $0.001, through Cantor, as sales agent. Sale of the common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The Nasdaq Global Market and any other trading market for the common stock, and sales to or through a market maker other than on an exchange. The Company is not obligated to make any sales of common stock under the Sales Agreement. The offering of common stock pursuant to the Sales Agreement will terminate upon (a) the sale of all of the shares of common stock subject to the Sales Agreement or (b) the termination of the Sales Agreement by the Company or by Cantor. During the years ended December 31, 2025 and 2024, the Company sold zero shares of its common stock under the Sales Agreement.

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

The prefunded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the prefunded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity. The prefunded warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet and the prefunded warrants are considered outstanding shares in the basic earnings per share calculation for the years ended December 31, 2025 and 2024 given their nominal exercise price. During the year ended December 31, 2025, a 5% beneficial owner of the Company exercised 4,326,452 prefunded warrants from the April 2022 Public Offering, resulting in the issuance of 4,326,452 shares of the Company's common stock for proceeds of $4,326.

The outstanding warrants associated with the April 2022 Public Offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the warrants do not qualify under the indexation guidance. As a result, the April 2022 Public Offering warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model. During the year ended December 31, 2025 and 2024, the Company recognized gains of $5.8 million and $13.8 million, respectively, due to the change in fair value of the warrant liability. As of December 31, 2025 and 2024, the fair value of the warrant liability was $2.2 million and $8.0 million, respectively.

Warrant Associated with Danforth Advisors

Pursuant to a consulting agreement with Danforth Advisors (“Danforth”) entered into in November 2021, the Company issued to Danforth a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $5.50 per share. The warrant will expire five years from the date of the grant.

8.
Revenue

GSK License Agreement

On March 30, 2023 and as amended in December 2023 and October 2025, the Company entered into the GSK License Agreement. Pursuant to the terms of the GSK License Agreement, the Company granted GSK an exclusive (even as to the Company and its affiliates), royalty-bearing, sublicensable license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, for all indications, in all countries other than Greater China and certain other countries already licensed to third parties (the “GSK Territory”). If the existing licenses granted to or agreements with third parties are terminated with respect to any country, GSK will have an exclusive first right to negotiate with the Company to add those additional countries to the GSK Territory. The parties closed the transactions contemplated by the GSK License Agreement in May 2023.

On December 26, 2023, the Company and GSK entered into a binding memorandum of understanding (the "Binding 2023 MOU") for amendment to the GSK License Agreement. The GSK License Agreement was amended in connection with the delay in the commercialization of BREXAFEMME and further clinical development of ibrexafungerp. Under the terms of the updated GSK License Agreement, as amended by the Binding 2023 MOU, the Company is now eligible to receive potential:

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

In the case of each of the above milestones, such milestone events are defined in the GSK License Agreement, as amended by the Binding 2023 MOU. GSK will also pay royalties based on cumulative annual sales to us in the mid-single digit to mid-teen range. The royalty terms are not amended by the Binding 2023 MOU.

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

The Company evaluated the GSK License Agreement in accordance with ASC 606 as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The Company assessed the terms of the GSK License Agreement and identified the following performance obligations which include: (1) the license for the development, manufacture, and commercialization of ibrexafungerp, including the approved product BREXAFEMME, in the GSK Territory, which was satisfied in 2023 (2) the research and development activities for the Phase 3 MARIO study, and (3) performance obligations for the remaining research and development activities for the clinical and preclinical studies of ibrexafungerp which was satisfied in 2024.

The Company considers the future potential regulatory and commercial milestone payments as well as sales-based milestone and royalties to be variable consideration. The Company constrains variable consideration to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. The Company will recognize consideration related to sales-based milestone and royalties when the subsequent sales occur pursuant to the royalty exception under ASC 606 because the license is the predominant item to which the royalties or sales-based milestone relate.

Pursuant to the GSK License Agreement, the Company was responsible for conducting the Phase 3 MARIO study which resumed in April 2025 after the FDA notified the Company the clinical hold of ibrexafungerp had been lifted, triggering the Company to bill a $10.0 million development milestone to GSK in the three months ended June 30, 2025. Subsequently, GSK notified the Company of their intention to immediately terminate the study based on its purported rights under the GSK License Agreement.

In October 2025, the Company and GSK entered into a binding memorandum of understanding (the "Binding 2025 MOU") and the Company agreed to promptly wind-down and terminate the Phase 3 MARIO study and received one-time, non-refundable payments totaling $24.8 million from GSK in November 2025. The Company will not receive any additional development milestone payments from GSK specifically associated with the Phase 3 MARIO study. Except as described above with respect to the MARIO study, the Binding 2025 MOU does not alter the potential milestones and royalties payable to the Company under the GSK License Agreement, including with regard to sales of BREXAFEMME for VVC and rVVC.

The Binding 2025 MOU was considered to represent a contract modification pursuant to ASC 606. The Binding 2025 MOU does not include any additional distinct goods and services and the Company therefore recognized a cumulative catchup of license agreement revenue of $17.2 million for the year ended December 31, 2025 for the updated progress of completing the performance obligation associated with the research and development activities for the Phase 3 MARIO study. The cumulative catchup includes $2.2 million previously recorded as deferred revenue. The one-time, non-refundable payments totaling $24.8 million collected from GSK as part of the Binding 2025 MOU include $10.0 million to satisfy the license agreement receivable previously recognized as of June 30, 2025.

The Company recognizes the revenue associated with the MARIO study over time using an input method. The input method is based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the Company’s performance in transferring control of the services promised to GSK and represents the Company’s best estimate of the period of the obligation. As a result of the Binding 2025 MOU, the performance obligation for the research and development activities for the Phase 3 MARIO study was substantially satisfied as of December 31, 2025. For the year ended December 31, 2025 and 2024, the Company recognized $19.2 million and $2.8 million in license agreement revenue, respectively. As of December 31, 2025, there was $0.2 million of current deferred revenue which is expected to be recognized in 2026. As of December 31, 2024, there was $1.6 million and $1.3 million of current and long-term deferred revenue, respectively.

Product Revenue, Net

Until the product recall in 2023, the Company sold BREXAFEMME in the GSK Territory. The Company was the principal for these transactions under ASC 606 as the Company maintained control of the BREXAFEMME inventory that was then sold to its customers. The Company sold product as principal given it maintained control of BREXAFEMME product until delivery to its wholesalers at which point control was transferred. For the year ended December 31, 2025, the Company recognized $1.4 million in product revenue, net for a change in estimate related to prior period revenue associated with the product recall of BREXAFEMME.

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

The Company evaluated the Hansoh License Agreement and concluded that it was subject to ASC 606 as the Company viewed the Hansoh License Agreement as a contract with a customer as the activities were central to its business operations. The remaining amounts related to the successful completion of a manufacturing batch by Hansoh and potential development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of December 31, 2025 and 2024. Potential commercial milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license.

Cypralis and Waterstone License Agreements

In July 2016, the Company entered into an asset purchase agreement with UK-based Cypralis Limited (or "Cypralis"), a life sciences company, for the sale of its cyclophilin inhibitor assets. Cypralis also acquired all patents, patent applications and know-how related to the acquired portfolio. In connection with the asset purchase agreement, the Company is eligible to receive milestone payments upon the successful progression of Cypralis clinical candidates into later stage clinical studies and royalties payable upon product commercialization. The Company retains the right to repurchase the portfolio assets from Cypralis if abandoned or deprioritized. For the years ended December 31, 2025 and 2024, there was no revenue recognized associated with this agreement given the variable consideration associated with the sale of intellectual property to Cypralis was fully constrained as of December 31, 2025 and 2024. Additionally, in October 2014 the Company entered into a license agreement with Waterstone Pharmaceutical HK Limited (or “Waterstone”) and granted Waterstone an exclusive, worldwide license to develop and commercialize certain non-strategic compounds. The Company is entitled to receive potential milestones and royalties from Waterstone; however, there was no revenue recognized by the Company in 2025 and 2024 associated with this agreement given the variable consideration was fully constrained as of December 31, 2025 and 2024.

9.
Income Taxes

The Company’s consolidated financial statements include a tax expense of zero and $0.2 million on domestic loss before taxes of $4.7 million and $20.5 million for the years ended December 31, 2025 and 2024, respectively, and on foreign loss before taxes of $3.9 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. The income tax expense consisted of the following (dollars in thousands):

	Years Ended December 31,
	2025	2024
Current expense:
Federal	$—	$151
State	—	—
Foreign	—	—
Total current expense	$—	$151

The reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate for income from continuing operations reflecting the requirements of ASU 2023-09, as adopted retrospectively, is as follows:

	2025		2024
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
U.S. federal statutory tax rate	$(1,806)	21.0%	$(4,439)	21.0%
State and local income taxes, net of federal income tax effect (a)	220	(2.6)%	(132)	0.6%
Foreign tax effects:
Australia
Statutory rate difference between Australia and U.S.	(161)	1.9%	—	—
Changes in valuation allowance	1,093	(12.7)%	153	(0.7)%
Other	(85)	1.0%	(25)	0.1%
Effects of changes in tax laws or rates enacted in current period	—	—	104	(0.5)%
Tax credits:
Research and development tax credit	(750)	8.7%	(1,235)	5.8%
Expiring credits	—	—	(3,866)	18.3%
Other	172	(2.0)%	—	—
Changes in valuation allowance	1,311	(15.2)%	7,793	(36.9)%
Nontaxable or nondeductible items:
Warrant issuance	(1,212)	14.1%	(2,942)	13.9%
Stock compensation	280	(3.3)%	91	(0.4)%
Convertible debt interest	102	(1.2)%	538	(2.5)%
Other	22	(0.3)%	4	—
Other adjustments
Deferred stock-based compensation true-up	911	(10.6)%	884	(4.2)%
Convertible debt interest	(351)	4.1%	—	—
Milestone deferral true-up	—	—	4,285	(20.3)%
Expiring NOLs	—	—	(1,311)	6.2%
Other	254	(3.0)%	249	(1.2)%
Effective tax rate	$—	—	$151	(0.7)%

(a) For the year ended December 31, 2025, state taxes in the following states listed below made up the majority (greater than 50% of the tax effect): New Jersey and Florida.

The components of deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Noncurrent deferred tax assets (liabilities)
Accrued expenses	$38	$53
Stock-based compensation	1,376	2,238
Lease liability	476	553
Other	(318)	(2,300)
Capitalized Sec. 174 R&E	12,065	13,202
Net operating loss carryforwards	51,378	48,684
Research and development credits	7,014	6,145
Total deferred tax assets	72,029	68,575
Valuation allowances	(72,029)	(68,575)
Net deferred tax assets	$—	$—

As of December 31, 2025 and 2024, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $226.4 million and $215.7 million, respectively, and state and net operating loss carryforwards of approximately $130.8 million and $122.0 million, respectively. The Company’s state and net operating loss carryforwards began to expire in 2019. As of December 31, 2025, the Company had available federal research and development credit carryforwards of $6.2 million which began to expire in 2026. For the year ended December 31, 2025, the Company did not pay income tax. For the year ended December 31, 2024, the Company paid $0.6 million for federal income tax and $0.1 million for state income tax.

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

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31.0 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions.

The OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), and the Base-erosion Anti-abuse Tax (“BEAT”) effective for tax years starting after December 31, 2025. The tax rate on GILTI, now renamed to Net CFC Tested Income (“NCTI”), is now 12.6%. The FDII rules, now renamed to Foreign Derived Deduction Eligible Income (“FDDEI”), now carry a 14% tax rate on FDDEI eligible income. The OBBB Act increases the BEAT rate from 10% to 10.5%.

On December 22, 2017, the “Tax Cuts and Jobs Act” was signed into law. The tax reform has the following effects on the Company: (1) permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, (2) allows temporary 100% expensing for certain business assets and property placed in service after September 27, 2018 and before January 1, 2023, (3) disallows NOL carrybacks but allows for the indefinite carryforward of those NOLs which applies to losses arising in tax years beginning after December 31, 2018 and, (4) limits NOL deductions for each year equal to the lesser of the available carryover or 80% of a taxpayer’s pre-NOL deduction taxable income. This applies to losses arising in tax years ending on or after December 31, 2017. As of December 31, 2025 and 2024, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses since inception. Accordingly, the net deferred tax assets have been fully reserved.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Unrecognized tax benefit—January 1	$358	$361
Reductions for tax positions of prior years	(358)	—
Deferred rate change	—	(3)
Unrecognized tax benefit—December 31	$—	$358

The Company has no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the coming year. The Company has zero provided for interest and penalties associated with uncertain tax positions.

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

The aggregate number of shares of the Company's common stock that may be issued under the 2024 Plan will not exceed the sum of (i) 6,150,000 new shares, plus (ii) certain shares subject to outstanding awards granted under the 2014 Plan that may become available for grant under the 2024 Plan as such shares become available from time to time. As of December 31, 2025, there were 4,469,906 shares of common stock available for future issuance under the 2024 Plan.

2015 Inducement Plan

On March 26, 2015, the Company's board of directors adopted the 2015 Inducement Plan (“2015 Plan”). The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the Company within the meaning of NASDAQ Listing Rule 5635I(4). The 2015 Plan had an initial share reserve covering 45,000 shares of common stock. On June 9, 2019, April 30, 2021, and October 18, 2022, the Company’s board of directors amended the 2015 Plan, and the initial share reserve for the 2015 Plan was increased from 45,000 to 90,000, from 90,000 to 500,000, and from 500,000 to 900,000 shares of common stock, respectively. During both the years ended December 31, 2025 and 2024, there were zero granted options of the Company’s common stock under the 2015 Plan. As of December 31, 2025, there were 665,634 shares of common stock available for future issuance under the 2015 Plan.

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

The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable rather than for use in estimating the fair value of stock options subject to vesting and transferability restrictions. Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted during 2025 and 2024 was $0.73 and $1.31 per option, respectively. The aggregate fair value of options granted during 2025 and 2024 was $0.6 million and $1.4 million, respectively. The assumptions used to estimate fair value and the resulting grant date fair values are as follows:

	Employee		Non-employee
	Years Ended December 31,		Years Ended December 31,
	2025	2024	2025	2024
Weighted average expected volatility	81.15%	80.94%	82.55%	83.83%
Weighted average risk-free interest rate	4.50%	4.04%	3.84%	4.26%
Weighted average expected term (in years)	6.02	6.02	5.50	5.50

The activity for the 2014 Plan, 2024 Plan and 2015 Plan for the years ended December 31, 2025 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2024	2,905,029	$7.16	6.62	$—
Granted	809,925	$1.02
Forfeited/expired	(165,342)	$30.54
Outstanding — December 31, 2025	3,549,612	$4.67	6.49	$—
Exercisable — December 31, 2025	2,292,131	$6.46	5.34	$—
Vested or expected to vest —December 31, 2025	3,549,612	$4.67	6.49	$—

The intrinsic values in the table above represent the total intrinsic value (the difference between the Company’s closing stock price as of December 31, 2025, and the exercise price multiplied by the number of options).

The total fair value of shares vested for both the years ended December 31, 2025 and 2024 was $0.9 million.

As of December 31, 2025, there was approximately $1.2 million of total unrecognized compensation cost related to unvested options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.16 years.

Restricted stock unit ("RSU") activity under the 2024 Plan and 2015 Plan for the years ended December 31, 2025, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2024	3,120,374	$1.89
Granted	1,485,949	$1.05
Vested	(1,177,574)	$1.99
Forfeited	(764,826)	$1.59
Non-vested at December 31, 2025	2,663,923	$1.46

The fair value of RSUs is based on the market price of the Company’s common stock on the date of grant. RSUs generally vest 33% annually over a three-year period from the date of grant. Upon vesting, the RSUs generally are net share settled to cover the required withholding tax with the remaining shares issued to the holder. The Company recognizes compensation expense for such awards ratably over the corresponding vesting period. As of December 31, 2025, there was approximately $2.2 million of total unrecognized compensation cost related to unvested RSU share-based compensation. That cost is expected to be recognized over a weighted-average period of 1.35 years.

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

During the years ended December 31, 2025 and 2024, the Company issued 63,493 and 45,593 shares of common stock under the 2014 ESPP, respectively. As of December 31, 2025, there were 1,367,900 shares of common stock available for future issuance under the 2014 ESPP.

Compensation Cost

The compensation cost that has been charged against income for stock awards under the 2014 Plan, 2024 Plan, 2015 Plan, and the 2014 ESPP was $2.9 million and $3.3 million for the years ended December 31, 2025 and 2024, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was zero for both the years ended December 31, 2025 and 2024. Cash received from options exercised was zero for both the years ended December 31, 2025 and 2024.

Stock-based compensation expense related to stock options and stock awards is included in the following line items in the accompanying statements of operations (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$514	$988
Selling, general and administrative	2,338	2,358
Total stock-based compensation expense	$2,852	$3,346

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

This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2025 and 2024 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Cash	$1,736	$1,736	—	—
Restricted cash	189	189	—	—
Money market funds	19,523	19,523	—	—
Total assets	$21,448	$21,448	—	—

Warrant liability	$2,225	—	—	$2,225
Total liabilities	$2,225	—	—	$2,225

December 31, 2024
Cash	$3,441	$3,441	—	—
Restricted cash	544	544	—	—
Money market funds	12,610	12,610	—	—
Total assets	$16,595	$16,595	—	—

Warrant liability	$7,998	—	—	$7,998
Total liabilities	$7,998	—	—	$7,998

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of December 31, 2025, the cash and cash equivalents of $21.3 million and the restricted cash balances of $0.1 million within both short and long term on the balance sheet, respectively, sum to the total of $21.4 million as shown in the statement of cash flows. As of December 31, 2024, the cash and cash equivalents of $16.1 million and the restricted cash balances of $0.4 million and $0.1 million within short and long term on the balance sheet, respectively, sum to the total of $16.6 million as shown in the statement of cash flows.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The unobservable input for all of the Level 3 warrant liabilities includes volatility. The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants. At December 31, 2025 and 2024, the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 86.1% and 83.4%, respectively.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liability
Balance – January 1, 2025	$7,998
Gain adjustment to fair value	(5,773)
Balance – December 31, 2025	$2,225

12.
Employee Benefit Plan

The Company has a 401(k) retirement plan, which covers all U.S. employees scheduled for and working more than 20 hours per week. The Company may provide a discretionary match with a maximum amount of 50% of the first 6% of eligible participant’s compensation, which vests ratably over four years. Contributions under the plan were approximately $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

13.
Segments

The Company has one reportable segment which is drug development. The Company primarily derives revenue from its licensing of developed drugs in difficult-to-treat and drug-resistant infections and manages the business activities on a consolidated basis. The Company’s CODM is the Chief Executive Officer. The CODM assesses performance for the drug development segment and decides how to allocate resources based on consolidated net loss that also is reported on the consolidated statement of operations. The CODM uses budget, forecast, and actual results of the consolidated net loss in deciding what drug development programs to further progress with its existing and planned capital resources. The measure of segment assets is reported on the balance sheet as consolidated assets. The accounting policies of the drug development segment are the same as those described in the summary of significant accounting policies in Note 2.

The drug development segment primarily derives revenues from customers by the out licensing of developed drugs which typically include development and other milestones and royalties. Although all operations are primarily based in the United States, the Company generated the majority of its revenue from the license agreement with GSK located outside of the United States for the years ended December 31, 2025 and 2024. All sales, including sales outside of the United States, are denominated in United States dollars. In July 2019, the Company incorporated SCYNEXIS Pacific Pty Ltd, a wholly-owned subsidiary, in Sydney, Australia, for the initial purpose of conducting certain clinical trials and other research and development activities. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions are eliminated in consolidation.

The table below provides information about the Company's drug development segment and includes the reconciliation to consolidated net loss for the years ended December 31, 2025 and 2024, respectively (in thousands).

	2025	2024
Revenue	$20,601	$3,746
Less:
Clinical expense	8,589	8,085
Preclinical expense	3,553	2,420
Chemistry, manufacturing, and controls	3,355	7,161
Selling, general, and administrative	14,395	14,458
Income tax expense	—	151
Interest expense	173	828
Plus:
Interest income	2,177	4,291
Other segment expense (income) (1)	1,322	(3,778)
Segment net loss	(8,609)	(21,288)
Reconciliation of segment net loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(8,609)	$(21,288)
(1)
Other segment expense includes other research and development expense, amortization of debt issuance costs and discount, other income, warrant liability fair value adjustment and derivative liability fair value adjustment.

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

As of December 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2025 fiscal year pursuant to Regulation 14A for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Executive Officers of the Company,” “Proposal 1 − Election of Directors,” “Information Regarding the Board and Its Committees,” “Nominating and Corporate Governance Committee,” “Delinquent Section Reports,” (if required) and “Code of Business Conduct and Ethics.”

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

10.17*	Non-Employee Director Compensation Policy.

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

10.21*

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

10.26#

Binding Memorandum of Understanding for Amendment to Exclusive License Agreement and Transitional Manufacturing and Supply Agreement, dated as of December 26, 2023, by and between GlaxoSmithKline Intellectual Property (No. 3) Limited, and SCYNEXIS, Inc. (Filed with the SEC as Exhibit 10.41 to our Form 10-K with the SEC on March 28, 2024, SEC File No. 001-36365, and incorporated by reference here).

10.27*

Employment Agreement, dated November 15, 2017, between SCYNEXIS, Inc. and Scott Sukenick (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on May 8, 2024, SEC File No. 001-36365, and incorporated by reference here).

10.28*	SCYNEXIS, Inc. 2024 Equity Incentive Plan (Filed with the SEC as Exhibit 99.1 to our Form S-8, filed with the SEC on June 20, 2024, SEC File No. 333-280328, and incorporated by reference here).

10.29*

Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the SCYNEXIS, Inc. 2024 Equity Incentive Plan (Filed with the SEC as Exhibit 99.2 to our Form S-8, filed with the SEC on June 20, 2024, SEC File No. 333-280328, and incorporated by reference here).

10.30*

Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the SCYNEXIS, Inc. 2024 Equity Incentive Plan (Filed with the SEC as Exhibit 99.3 to our Form S-8, filed with the SEC on June 20, 2024, SEC File No. 333-280328, and incorporated by reference here).

10.31#	Binding Memorandum of Understanding for Amendment to Exclusive License Agreement, dated as of October 14, 2025, by and between GlaxoSmithKline Intellectual Property (No. 3) Limited, and SCYNEXIS, Inc.

19.1	Insider Trading Policy (Filed with the SEC as Exhibit 19.1 to our Form 10-K, filed with the SEC on March 11, 2025, SEC File No. 001-36365, and incorporated by reference here).

23.1**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of Attorney (see Signature page).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Recoupment Policy (Filed with the SEC as Exhibit 97.1 to our Form 10-K, filed with the SEC on March 28, 2024, SEC File No. 001-36365, and incorporated by reference here).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	March 3, 2026

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

Signature	Title	Date

/s/ David Angulo, M.D.	Chief Executive Officer	March 3, 2026
David Angulo, M.D.	(Principal Executive Officer)

/s/ Ivor Macleod	Chief Financial Officer	March 3, 2026
Ivor Macleod	(Principal Financial and Accounting Officer)

/s/ Guy Macdonald	Director	March 2, 2026
Guy Macdonald

/s/ David Hastings	Director	March 2, 2026
David Hastings

/s/ Steven C. Gilman, Ph.D.	Director	March 2, 2026
Steven C. Gilman, Ph.D.

/s/ Ann F. Hanham, Ph.D.	Director	March 2, 2026
Ann F. Hanham, Ph.D.

/s/ Armando Anido	Director	March 2, 2026
Armando Anido

/s/ Brian Philippe Tinmouth	Director	March 2, 2026
Brian Philippe Tinmouth