Form 10-Q
period 2026-03-31
SCYNEXIS INC
filed 2026-05-11
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 79,442,633 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$36,671	$21,259
Short-term investments	22,592	18,772
Prepaid expenses and other current assets	919	263
Restricted cash	80	80
Deferred offering costs	2,429	—
Total current assets	62,691	40,374
Investments	13,153	16,247
Deferred offering costs	—	533
Restricted cash	109	109
Operating lease right-of-use asset	1,673	1,764
Total assets	$77,626	$59,027
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,632	$2,225
Accrued expenses	1,529	2,791
Asset Purchase Agreement payable (Note 10)	8,000	—
Deferred revenue	235	235
Operating lease liability, current portion	504	483
Total current liabilities	15,900	5,734
Warrant liabilities	18,862	2,225
Operating lease liability	1,557	1,692
Total liabilities	36,319	9,651
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of March 31, 2026 and December 31, 2025; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 62,051,330 and 43,541,510 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	64	46
Additional paid-in capital	447,686	434,474
Accumulated deficit	(406,443)	(385,144)
Total stockholders’ equity	41,307	49,376
Total liabilities and stockholders’ equity	$77,626	$59,027

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
License agreement revenue	$—	$257
Operating expenses:
Research and development	12,351	5,141
Selling, general and administrative	4,588	3,726
Total operating expenses	16,939	8,867
Loss from operations	(16,939)	(8,610)
Other (income) expense:
Amortization of debt issuance costs and discount	—	312
Interest income	(535)	(776)
Interest expense	—	173
Other income	(354)	—
Warrant liabilities fair value adjustment	5,249	(2,928)
Total other expense (income)	4,360	(3,219)
Net loss	$(21,299)	$(5,391)
Net loss per share – basic and diluted	$(0.42)	$(0.11)
Weighted average common shares outstanding – basic and diluted	50,957,191	49,435,500

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(21,299)	$(5,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	580	819
Accretion of investments discount	(41)	(199)
Amortization of debt issuance costs and discount	—	312
Change in fair value of warrant liabilities	5,249	(2,928)
Noncash operating lease expense for right-of-use asset	91	77
Offering costs for March 2026 Private Placement warrant issuance	755	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets, deferred costs, and other	(816)	765
License agreement receivable	—	537
Accounts payable	906	(199)
Accrued expenses	(1,412)	(1,163)
Asset Purchase Agreement payable	8,000	—
Other liabilities	(114)	(95)
Net cash used in operating activities	(8,101)	(7,465)
Cash flows from investing activities:
Purchase of investments	(3,275)	—
Maturity of investments	2,750	12,440
Net cash (used in) provided by investing activities	(525)	12,440
Cash flows from financing activities:
Proceeds from common stock and prefunded warrants from March 2026 Private Placement (Note 12)	24,020	—
Proceeds from common stock issued for restricted stock units	1	—
Payment of convertible debt	—	(14,000)
Payment of deferred offering costs	—	(110)
Proceeds from employee stock purchase plan issuances	17	26
Net cash provided by (used in) financing activities	24,038	(14,084)
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,412	(9,109)
Cash, cash equivalents, and restricted cash at beginning of period	21,448	16,595
Cash, cash equivalents, and restricted cash at end of period	$36,860	$7,486
Supplemental cash flow information:
Cash paid for interest	$—	$420
Cash received for interest	$316	$625
Noncash financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$2,651	$—
Warrant liability recognized for March 2026 Private Placement	$4,553	$—

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Preparation

Organization

SCYNEXIS, Inc. ("SCYNEXIS" or the “Company”) is a clinical-stage biotech company dedicated to advancing innovative solutions for severe rare diseases. The Company has acquired SCY-770, a novel, highly selective, direct AMP-activated protein kinase (“AMPK”) activator, for the treatment of Autosomal Dominant Polycystic Kidney Disease ("ADPKD"), a progressive inherited kidney disorder characterized by the development and enlargement of fluid-filled renal cysts, progressive loss of kidney function and an increased risk of end-stage kidney disease. SCY-770 has been granted Orphan Drug Designation by the U.S. Food and Drug Administration ("FDA") and is designed to address many of the underlying drivers of ADPKD by reducing cyst growth and disease progression.

The Company's proprietary antifungal platform “fungerps” includes BREXAFEMME® (ibrexafungerp tablets), the first approved representative of this novel class, which was licensed to GlaxoSmithKline Intellectual Property (No. 3) Limited ("GSK") in May 2023, and SCY-247, currently in clinical stages of development. Ibrexafungerp was approved by the FDA as BREXAFEMME for the treatment of patients with vulvovaginal candidiasis in 2021 and for the reduction in the incidence of recurrent vulvovaginal candidiasis in 2022. The Company owns 100% of the rights to SCY-247, as well as additional fungerp compounds in preclinical and discovery stages of development. The FDA has granted Qualified Infectious Disease Product status, Fast Track, and Orphan Drug designations for the oral formulation of SCY-247.

The Company had an accumulated deficit of $406.4 million at March 31, 2026. The Company's capital resources primarily comprised cash and cash equivalents and investments of $72.4 million at March 31, 2026. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new strategic alliances, or new and existing licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of SCY-770 and SCY-247; and (4) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company now has until June 15, 2026, to meet the requirement for the Company's shares of common stock to maintain a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days, subject to Nasdaq's discretion to require up to twenty consecutive business days. Nasdaq granted the extension after determining that the Company continues to meet all other continued listing criteria for the Nasdaq Capital Market, including the market value of publicly held shares, and the Company has provided written notice of its intention to cure the deficiency within the extension period, if necessary, through a reverse stock split.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments include: determination of the fair value of stock-based compensation grants; the estimate of services and effort expended by third-party research and development service providers used to recognize research and development expense; and the estimates and assumptions utilized in measuring the fair value of the warrant liabilities each reporting period.

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2026.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and notes follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2025, except as described below.

Acquired In-Process Research and Development

Acquired in-process research and development ("IPR&D") includes upfront payments and development milestones incurred related to external IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use. Development milestones are milestone payment obligations that are incurred prior to regulatory approval of a compound and are expensed as research and development when the event triggering an obligation to pay the milestone occurs.

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic net loss per common share for the three months ended March 31, 2026 and 2025 was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net loss per common share for the three months ended March 31, 2026 and 2025 includes the outstanding pre-funded warrants to purchase 3,189,815 and 3,200,000 shares of common stock issued in the April 2022 public offering and December 2020 public offering, respectively. Additionally, the weighted average common shares outstanding for the three months ended March 31, 2026 includes 17,358,697 shares of the Company’s common stock and pre-funded warrants to purchase up to 8,750,000 shares of common stock sold in the March 2026 Private Placement (see Note 7 and Note 12).

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025, as the result would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Outstanding stock options	3,519,408	3,542,328
Outstanding restricted stock units	3,732,599	3,428,750
Warrants to purchase common stock associated with the April 2022 public offering	15,000,000	15,000,000
Warrants to purchase common stock associated with the March 2026 Private Placement	43,500,000	—
Warrants to purchase common stock associated with loan agreement	198,811	198,811
Warrants to purchase common stock associated with Danforth	50,000	50,000
Total	66,000,818	22,219,889

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

3. Investments

The following table summarizes the investments at March 31, 2026 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2026
Maturities < 1 Year
Corporate bonds	$21,607	$3	$(18)	$21,592
U.S. treasury bill	985	—	—	985
Total short-term investments	$22,592	$3	$(18)	$22,577

Maturities > 1 Year
Corporate bonds	$13,153	$—	$(66)	$13,087
Total investments	$13,153	$—	$(66)	$13,087

As of December 31, 2025
Maturities < 1 Year
Corporate bonds	$18,772	$19	$(3)	$18,788
Total short-term investments	$18,772	$19	$(3)	$18,788

Maturities > 1 Year
Corporate bonds	$16,247	$3	$(11)	$16,239
Total investments	$16,247	$3	$(11)	$16,239

The Company carries investments at amortized cost. As of March 31, 2026 and December 31, 2025, the fair value of the corporate bonds and U.S. treasury bill totals $35.7 million and $35.0 million, respectively, which is determined based on “Level 2” inputs, which consist of quoted prices for similar assets in active markets. The Company has evaluated the unrealized loss position in the corporate and agency bonds as of the balance sheet dates and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity. As of March 31, 2026, the corporate bonds maintain credit ratings of A- and higher.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$203	$141
Other prepaid expenses	147	105
Other current assets	569	17
Total prepaid expenses and other current assets	$919	$263

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued research and development expenses	$300	$806
Accrued employee bonus compensation	420	1,507
Other accrued expenses	809	478
Total accrued expenses	$1,529	$2,791

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

7. Stockholders’ Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 150,000,000 shares as of March 31, 2026, and December 31, 2025; 62,051,330 and 43,541,510 shares were issued and outstanding at March 31, 2026 and December 31, 2025, respectively. See Note 12 for further details on the March 2026 Private Placement.

The following table summarizes common stock share activity for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31, 2026
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2025	43,541,510	$46	$434,474	$(385,144)	$49,376
Net loss	—	—	—	(21,299)	(21,299)
Stock-based compensation expense	—	—	580	—	580
Common stock issued through employee stock purchase plan	28,801	—	17	—	17
Common stock issued for restricted stock units	1,122,322	1	—	—	1
Common stock issued for Shares	17,358,697	17	11,410	—	11,427
Proceeds allocated for Pre-Funded Warrants	—	—	5,758	—	5,758
Proceeds allocated for Shares issued in April 2026	—	—	11,446	—	11,446
Receivable for March 2026 Private Placement proceeds	—	—	(15,999)	—	(15,999)
Balance, March 31, 2026	62,051,330	$64	$447,686	$(406,443)	$41,307

	Three Months Ended March 31, 2025
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	37,973,991	$41	$431,571	$(376,535)	$55,077
Net loss	—	—	—	(5,391)	(5,391)
Stock-based compensation expense	—	—	819	—	819
Common stock issued through employee stock purchase plan	31,710	—	26	—	26
Common stock issued for vested restricted stock units	1,014,573	1	—	—	1
Balance, March 31, 2025	39,020,274	$42	$432,416	$(381,926)	$50,532

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2026	December 31, 2025
Outstanding stock options	3,519,408	3,549,612
Outstanding restricted stock units	3,732,599	2,663,923
Pre-funded warrants to purchase common stock associated with the December 2020 public offering	3,200,000	3,200,000
Warrants to purchase common stock associated with the April 2022 public offering	15,000,000	15,000,000
Pre-funded warrants to purchase common stock associated with the April 2022 public offering	3,189,815	3,189,815
Warrants to purchase common stock associated with the March 2026 Private Placement	43,500,000	—
Pre-funded warrants to purchase common stock associated with March 2026 Private Placement	8,750,000	—
Warrants to purchase common stock associated with loan agreement	198,811	198,811
Warrant to purchase common stock associated with Danforth	50,000	50,000
For possible future issuance under 2024 Plan (Note 8)	2,308,196	4,469,906
For possible future issuance under employee stock purchase plan	1,339,099	1,367,900
For possible future issuance under 2015 Plan (Note 8)	666,550	665,634
Total common shares reserved for future issuance	85,454,478	34,355,601

Warrants Associated with the March 2026 Private Placement and April 2022 Public Offering

The fair value of the March 2026 Private Placement and April 2022 public offering outstanding common warrants has been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations. The outstanding common warrants associated with the March 2026 Private Placement and April 2022 public offering meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception given the common warrants do not qualify under the indexation guidance. As a result, the March 2026 Private Placement and April 2022 public offering common warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model. For the three months ended March 31, 2026 and 2025, the Company recognized a loss of $1.6 million and a gain of $2.9 million, respectively, on the warrant liability fair value adjustment for the April 2022 public offering common warrants. For the three months ended March 31, 2026, the Company recognized a loss of $3.6 million on the warrant liability fair value adjustment for the March 2026 Private Placement common warrants. As of March 31, 2026 and December 31, 2025, the fair value of the warrant liabilities was $18.9 million and $2.2 million, respectively.

8. Stock-based Compensation

2024 Equity Incentive Plan

In April 2024, the Company’s board of directors adopted the 2024 Equity Incentive Plan (“2024 Plan”), which was subsequently approved by the Company’s stockholders and became effective on June 19, 2024. The 2024 Plan is the successor to the 2014 Plan. The 2014 Plan terminated on February 11, 2024 and no new grants may be made under the 2014 Plan after that date, although all outstanding awards granted under the 2014 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards and the terms of the 2014 Plan. As of March 31, 2026, there were 2,308,196 shares of common stock available for future issuance under the 2024 Plan.

2015 Inducement Award Plan

As of March 31, 2026, there were 666,550 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”). During both the three months ended March 31, 2026 and 2025, there were options to purchase zero shares of the Company’s common stock granted under the 2015 Plan.

The activity for the Company’s 2024 Plan, 2014 Plan, and 2015 Plan, for the three months ended March 31, 2026, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2025	3,549,612	$4.67	6.49	$—
Forfeited/Cancelled	(30,204)	$40.49
Outstanding — March 31, 2026	3,519,408	$4.37	6.30	$25
Exercisable — March 31, 2026	2,390,407	$5.78	5.31	$—
Vested or expected to vest — March 31, 2026	3,519,408	$4.37	6.30	$25

Restricted stock unit (“RSU”) activity under the 2024 Plan, 2014 Plan, and 2015 Plan for the three months ended March 31, 2026, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2025	2,663,923	$1.46
Granted	2,190,998	$0.74
Vested	(1,122,322)	$1.56
Non-vested at March 31, 2026	3,732,599	$1.00

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

During the three months ended March 31, 2026 and 2025, the Company granted 820,999 and zero performance-based RSUs, respectively. The Company recognizes stock-based compensation expense for RSUs with performance conditions when it is probable that the conditions will be met and the award will vest. During the three months ended March 31, 2026 and 2025, there was zero stock-based compensation expense recognized for performance-based RSUs.

Stock-based Compensation Cost

The stock-based compensation cost that has been charged against income for stock awards was $0.6 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. The Company accounts for forfeitures as they occur, which may result in the reversal of stock-based compensation costs in subsequent periods as the forfeitures arise. Stock-based compensation expense related to stock awards is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$95	$215
Selling, general and administrative	485	604
Total stock-based compensation expense	$580	$819

9. Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, investments, accounts receivable, prepaid expenses and other current assets, accounts payable, Asset Purchase Agreement payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of March 31, 2026 and December 31, 2025 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Cash	$24,233	$24,233	—	—
Restricted cash	189	189	—	—
Money market funds	12,438	12,438	—	—
Total assets	$36,860	$36,860	—	—

Warrant liabilities	$18,862	—	—	$18,862
Total liabilities	$18,862	—	—	$18,862

December 31, 2025
Cash	$1,736	$1,736	—	—
Restricted cash	189	189	—	—
Money market funds	19,523	19,523	—	—
Total assets	$21,448	$21,448	—	—

Warrant liability	$2,225	—	—	$2,225
Total liabilities	$2,225	—	—	$2,225

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of March 31, 2026, the cash and cash equivalents of $36.7 million and the restricted cash balances of $0.1 million within short term and $0.1 million in long term on the unaudited condensed consolidated balance sheet, sum to the total of $36.9 million as shown in the unaudited condensed consolidated statement of cash flows.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. The unobservable inputs for the Level 3 warrant liabilities include volatility and expected term. The historical and implied volatility of the Company, using its closing common stock prices and market data, is utilized to reflect future volatility over the expected term of the warrants.

At March 31, 2026, the range and weighted average of the Level 3 volatilities utilized in the Black-Scholes model to fair value the warrant liabilities were 72.9% to 86.2% and 76.7%, respectively. At December 31, 2025, the Level 3 volatility utilized in the Black-Scholes model to fair value the warrant liability was 86.1%. The Company utilizes a probability assessment to estimate the expected term for the Common Warrants associated with the March 2026 Private Placement. At March 31, 2026, the estimated expected term for the Common Warrants was 2.36 years.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2025	$2,225
Loss adjustment to fair value	5,249
Common Warrants issued for March 2026 Private Placement	11,388
Balance – March 31, 2026	$18,862

10. Asset Purchase Agreement

On March 30, 2026 (the "Effective Date"), the Company and Poxel SA, a French corporation (“Poxel”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which the Company (i) acquired all of Poxel’s right, title and interest in Poxel’s direct AMP kinase activator research and development program assets, including all patents, know-how, regulatory filings, inventory, records, assumed contracts and other assets specifically related to compounds that directly activate AMP kinase, including the compound known as PXL-770 (now, SCY-770, collectively, the “Assets”); and (ii) assumed liabilities from Poxel related to the Assets arising after the effective date of the Asset Purchase Agreement (the “Transaction”).

Pursuant to the Asset Purchase Agreement, the Company is obligated to pay Poxel a one-time upfront payment of $8.0 million within thirty days after the Effective Date of the execution of the Asset Purchase Agreement. The Company recognized the $8.0 million upfront payment as an acquired in-process research and development ("IPR&D") expense in research and development in the three months ended March 31, 2026 and as an Asset Purchase Agreement payable as of March 31, 2026. The Company paid the $8.0 million upfront payment to Poxel in April 2026. In addition, the Company is obligated to pay Poxel milestone payments upon the first achievement of certain development and commercial milestone events related to products containing an acquired compound, for up to a total of $8.0 million in aggregate development milestone payments including a $2.0 million development milestone due on the initiation of the first phase 2 clinical trial, and up to $180.0 million in commercial milestones, of which $125.0 million is triggered by annual net sales at or above $1.0 billion.

In connection with the Transaction, Poxel also granted to the Company an exclusive, sublicensable, perpetual and irrevocable, worldwide license under certain licensed intellectual property controlled by Poxel to research, develop, manufacture, use, sell, offer for sale, import, commercialize and otherwise exploit compounds and products related to the AMP kinase activator program.

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

The table below provides information about the Company's drug development segment and includes the reconciliation to consolidated net loss for the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$257
Less:
Clinical expense	2,015	1,712
Preclinical expense	247	937
Chemistry, manufacturing, and controls	555	500
IPR&D expense (Note 10)	8,000	—
Selling, general, and administrative	4,588	3,726
Interest expense	—	173
Plus:
Interest income	(535)	(776)
Other segment expense (income) (1)	6,429	(624)
Segment net loss	(21,299)	(5,391)
Reconciliation of segment net loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(21,299)	$(5,391)

(1) Other segment expense (income) includes other research and development expense, amortization of debt issuance costs and discount, other income, and the warrant liabilities fair value adjustment.

12. Securities Purchase Agreement

On March 30, 2026 (the "SPA Effective Date"), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain new and existing institutional and accredited investors (the “Investors”) pursuant to which the Company, in a private placement (the “March 2026 Private Placement”), agreed to issue and sell to the Investors an aggregate of (i) 34,750,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 8,750,000 shares of Common Stock and (iii) accompanying common warrants (the “Common Warrants” and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to an aggregate of 43,500,000 shares of Common Stock or Pre-Funded Warrants.

Each Share or Pre-Funded Warrant will be accompanied by one Common Warrant. 34,750,000 Shares and accompanying Common Warrants were sold at a combined price of $0.92 per Share and accompanying Common Warrant, and 8,750,000 Pre-Funded Warrants and accompanying Common Warrants were sold at a combined price of $0.9199 per Pre-Funded Warrant and accompanying Common Warrant. The aggregate share issuance includes 108,695 Shares and accompanying Common Warrants that were sold to the Company’s President and Chief Executive Officer, Dr. David Angulo. CVI Investments, Inc., a holder of more than 5% of the Company's common stock, participated in the March 2026 Private Placement and purchased 2,086,960 Shares and accompanying Common Warrants at an aggregate purchase price of approximately $1.9 million.

Each Pre-Funded Warrant has an initial exercise price per share of $0.0001, subject to certain adjustments. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full.

Each Common Warrant is exercisable for one Share (or Pre-Funded Warrant in lieu thereof) at an exercise price of $1.20 per Share, or one Pre-Funded Warrant at an exercise price of $0.0001 per Pre-Funded Warrant in lieu thereof. The Common Warrants will be exercisable beginning on the effective date of the stockholder approval relating to the proposed increase in the Company’s authorized shares of Common Stock (the “Stockholder Approval”) and will expire on 5:00 p.m. (New York City time) on the earlier of (i) the fifth (5th) anniversary of its original issue date and (ii) the thirtieth (30th) day after the Company publicly releases topline data at Week 48 from the Company’s Phase 2 proof-of-concept clinical study evaluating SCY-770 in patients with autosomal dominant polycystic kidney disease. In connection with the March 2026 Private Placement, the Company has agreed to convene a stockholder meeting no later than 90 days following the closing of the March 2026 Private Placement to seek the Stockholder Approval.

Under the terms of the Pre-Funded Warrants, the Company may not effect the exercise of any Pre-Funded Warrant, and a holder will not be entitled to exercise any portion of any Pre-Funded Warrant (i) if immediately prior to the exercise, a holder (together with its affiliates), beneficially owns an aggregate number of shares of Common Stock greater than 4.99% or 9.99%, as applicable (the “Maximum Percentage”), of the total number of issued and outstanding shares of Common Stock of the Company without taking into account any shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares” and together with the Shares, the “Registrable Securities”), or (ii) to the extent that immediately following the exercise, the holder (together with its affiliates) would beneficially own in excess of the Maximum Percentage of the number of shares of

Common Stock outstanding immediately after giving effect to the issuance of such shares of Common Stock, which such percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 19.99% upon 61 days’ notice to the Company.

In connection with the March 2026 Private Placement, the Company also entered into a Registration Rights Agreement, dated March 30, 2026 (the “Registration Rights Agreement”), with the Investors. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-3 (File No. 333-295493) (the "Registration Statement"), which was declared effective by the SEC on May 8, 2026, covering the resale of the Registrable Securities (as defined in the Registration Rights Agreement). The Registration Statement covers the shares of common stock underlying the Common Warrants; however, the Common Warrants are not exercisable until the effective date of the stockholder approval relating to the proposed increase in our authorized shares of common stock, as more fully described in the Registration Statement. The Company also agreed to use reasonable best efforts to keep such Registration Statement effective until the earlier of the date the Registrable Securities covered by such Registration Statement have been sold or may be resold pursuant to Rule 144 under the Securities Act of 1933, as amended without restriction. The Registration Rights Agreement includes customary provisions regarding payment of fees and expenses and indemnification.

The March 2026 Private Placement closed on April 1, 2026 (the "Closing Date"). The total gross proceeds to the Company from the March 2026 Private Placement were $40.0 million, and after deducting placement agent fees and transaction-related expenses, net proceeds of approximately $37.2 million. The Company can receive up to an additional $52.2 million in gross proceeds if the Warrants are fully exercised for cash, subject to the Stockholder Approval. On March 31, 2026, the Company received $24.0 million of the total $40.0 million gross proceeds and recognized a receivable for the remaining $16.0 million as a reduction of stockholders' equity in the unaudited condensed consolidated balance sheet as of March 31, 2026.

The Company used the with-and-without method to allocate the total gross proceeds by first allocating the portion of the proceeds equal to the fair value of the Common Warrants on the SPA Effective Date with the remaining proceeds allocated to the Shares and Pre-Funded Warrants on a relative fair value basis.

The Company concluded that at the SPA Effective Date, the Common Warrants did not meet the criteria for equity classification under the guidance of ASC 815 as the Company did not have sufficient authorized and unissued shares to satisfy the warrants if exercised. The Common Warrants will only be exercisable beginning on the effective date of the Stockholder Approval which results in share settlement that is not in the Company's control. The Company recorded the Common Warrants as liabilities at their fair value. This liability is subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The Company concluded that at the SPA Effective Date, the Pre-Funded Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders' equity. The Company incurred $2.7 million of placement agent commissions and other offering costs in connection with the March 2026 Private Placement. The placement agent commissions and other offering costs were allocated between the Shares, Common Warrants, and Pre-Funded Warrants using relative fair value. The Company allocated $1.9 million to the Shares and Pre-funded Warrants and recognized within deferred offering costs and the remaining $0.8 million was allocated to the Common Warrants and recognized within selling, general and administrative expense in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026. The offering costs allocated to the Common Warrants have been added back to net loss when deriving cash flows used in operations for the three months ended March 31, 2026.

The Company measured the fair value of the Shares and Pre-Funded Warrants based on the $0.79 closing common stock share price on the SPA Effective Date. The Company used the relative fair value method to allocate the gross proceeds received from the sales of Shares, Common Warrants, and Pre-Funded Warrants on the unaudited condensed consolidated balance sheet as follows (in thousands):

Proceeds Allocation
Shares	$22,873
Pre-funded Warrants	5,758
Common Warrants	11,388
Total	$40,019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three months ended March 31, 2026, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2026, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

Overview

SCYNEXIS, Inc. is a clinical-stage biotech company dedicated to advancing innovative solutions for severe rare diseases. We have acquired SCY-770, a novel, highly selective, direct AMP-activated protein kinase (AMPK) activator, for the treatment of Autosomal Dominant Polycystic Kidney Disease (ADPKD), a progressive inherited kidney disorder characterized by the development and enlargement of fluid-filled renal cysts, progressive loss of kidney function and an increased risk of end-stage kidney disease. SCY-770 has been granted Orphan Drug Designation by the U.S. Food and Drug Administration (FDA) and is designed to address many of the underlying drivers of ADPKD by reducing cyst growth and disease progression.

Our proprietary antifungal platform “fungerps” includes BREXAFEMME® (ibrexafungerp tablets), the first approved representative of this novel class, which was licensed to GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK) in May 2023, and SCY-247, currently in clinical stages of development. Ibrexafungerp was approved by the FDA as BREXAFEMME for the treatment of patients with vulvovaginal candidiasis in 2021 and for the reduction in the incidence of recurrent vulvovaginal candidiasis in 2022. We own 100% of the rights to SCY-247, as well as additional fungerp compounds in preclinical and discovery stage of development. The FDA has granted Qualified Infectious Disease Product status, Fast Track, and Orphan Drug designations for the oral formulation of SCY-247.

Asset Purchase Agreement

On March 30, 2026 (the Effective Date), we entered into an asset purchase agreement (the Asset Purchase Agreement) with Poxel SA, a French corporation (Poxel), pursuant to which we (i) acquired all of Poxel’s right, title and interest in Poxel’s direct AMP kinase activator research and development program assets, including all patents, know-how, regulatory filings, inventory, records, assumed contracts and other assets specifically related to compounds that directly activate AMP kinase, including the compound known as PXL-770 (collectively, the Assets); and (ii) assumed liabilities from Poxel related to the Assets arising after the effective date of the Asset Purchase Agreement (the Transaction).

Pursuant to the Asset Purchase Agreement, we are obligated to pay Poxel a one-time upfront payment of $8.0 million within thirty days after the Effective Date of the execution of the Asset Purchase Agreement. We recognized the $8.0 million upfront payment as an acquired in-process research and development (IPR&D) expense in research and development in the three months ended March 31, 2026 and as an Asset Purchase Agreement payable as of March 31, 2026. We paid the $8.0 million upfront payment to Poxel in April 2026. In addition, we are obligated to pay Poxel milestone payments upon the first achievement of certain development and commercial milestone events related to products containing an acquired compound, for up to a total of $8.0 million in aggregate development milestone payments including a $2.0 million development milestone due on the initiation of the first phase 2 clinical trial, and up to $180.0 million in commercial milestones, of which $125.0 million is triggered by annual net sales at or above $1.0 billion.

SCY-770 for Autosomal Dominant Polycystic Kidney Disease

SCY-770 is an oral small-molecule therapy that has been evaluated in eight clinical trials to date, including multiple Phase 1 trials and one Phase 2a study in patients with nonalcoholic fatty liver disease (NAFLD). Across these studies, SCY-770 has demonstrated a favorable safety and pharmacokinetic profile.

We intend to develop SCY-770 as a potential disease-modifying therapy for ADPKD. We anticipate completing a Phase 1 confirmatory study assessing food effect and exposure in the third quarter of 2026 and initiating a Phase 2 proof-of-concept study in ADPKD patients in the fourth quarter of 2026, with an anticipated early efficacy readout in the second half of 2027.

We believe that prior clinical experience with SCY‑770, together with compelling preclinical pharmacology data demonstrating inhibition of cyst growth and improvements in disease‑relevant biomarkers in established in vitro and in vivo models of ADPKD, may support an efficient development path.

In addition, we believe the regulatory pathway in ADPKD may be streamlined, with the potential, subject to FDA agreement, for a single pivotal Phase 3 trial that could support Accelerated Approval based on an imaging‑based surrogate endpoint tied to kidney volume (TKV/htTKV), with confirmatory evidence of clinical benefit on kidney function (e.g., eGFR) required for full approval.

Our development goal for SCY-770 is to limit cyst growth, delay disease progression and improve patient quality of life.

Autosomal Dominant Polycystic Kidney Disease Overview, Treatment Landscape & Market Opportunity

ADPKD is among the most common monogenic disorders and a leading genetic cause of kidney failure. ADPKD is caused by mutations of the PKD1 or PKD2 genes, which encode polycystin-1 (PC1) or polycystin-2 (PC2) proteins, respectively, that are important for normal tubular epithelial cell function. In patients with ADPKD, fluid-filled cysts develop and progressively enlarge in the kidneys, and to a lesser extent, in other organs, leading to kidney enlargement and associated clinical manifestations including pain, hypertension, hematuria and progressive decline in renal function.

ADPKD affects approximately 140,000–160,000 diagnosed individuals in the United States and is estimated to have a global prevalence of approximately 4–7 million people, although the condition is believed to be significantly underdiagnosed. More than 50% of patients are reported to progress to end-stage kidney disease by 60 years of age, at which point renal replacement therapy, including dialysis or kidney transplantation, is required. We believe these disease characteristics, together with the chronic and progressive nature of ADPKD, underscore a substantial unmet need and potentially meaningful market opportunity for additional therapies capable of slowing disease progression while offering improved tolerability relative to currently available treatment options.

The competitive landscape for ADPKD is evolving but remains limited. Tolvaptan, marketed in the United States as JYNARQUE, is currently the only therapy approved that can slow progression of ADPKD. Its use is limited to patients at risk of rapid progression due to tolerability issues, prescribing restrictions, and requirements associated with a risk evaluation and mitigation strategies (REMS) program. In 2025, the FDA approved Lupin’s generic formulation of tolvaptan for the treatment of ADPKD, providing a lower‑cost alternative to JYNARQUE; however, the generic product is subject to the same REMS requirements and safety considerations as the branded product and does not address the tolerability‑related limitations that have constrained broader adoption of tolvaptan‑based therapy.

In addition, several companies are advancing product candidates in clinical development for ADPKD. Novartis, following its acquisition of Regulus Therapeutics, is developing farabursen, a kidney-targeted oligonucleotide designed to inhibit microRNA-17; farabursen has completed Phase 1b clinical trial in ADPKD patients and is expected to advance into later-stage clinical development. Vertex Pharmaceuticals is developing VX-407, a small molecule corrector currently in Phase 2a clinical development for a genetically defined subset of ADPKD patients with certain PKD1 variants, which Vertex has disclosed may represent approximately 10% of the overall patient population. AbbVie, in collaboration with Calico Life Sciences, is developing ABBV‑CLS‑628, an investigational anti–pregnancy‑associated plasma protein‑A (PAPP‑A) monoclonal antibody; ABBV‑CLS‑628 has completed a Phase 1 study and is currently being evaluated in a Phase 2 clinical trial. XORTX Therapeutics is developing XRx-008, an oxypurinol formulation intended for progressing kidney disease due to ADPKD, which the company has indicated is being positioned for Phase 3 development. While these programs reflect increasing interest in ADPKD, the number of therapies in advanced clinical stages remains limited, and there continues to be a significant unmet need for well‑tolerated treatments applicable to a broad ADPKD patient population.

We believe SCY‑770 may be differentiated by its direct activation of AMP‑activated protein kinase (AMPK), a central regulator of cellular energy homeostasis that has been implicated in multiple pathways relevant to cyst growth and disease progression in ADPKD. Unlike approaches that target a single genetic subset or downstream consequence of the disease, SCY‑770’s mechanism has the potential to address core drivers of disease biology and therefore may be applicable across a broader segment of the ADPKD patient population. As a result, if successfully developed, SCY‑770 could offer a differentiated therapeutic profile with the potential for broader use relative to certain existing or emerging treatments; however, these potential advantages have not been clinically established.

SCY-247 for the Treatment and Prevention of Invasive Fungal Infections (IFI)

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

We believe that SCY-247, if approved, has the potential to address significant gaps with commercially available therapies in IC (including resistant infections) and the prevention of IFI in patients at high risk.

SCY-247 is currently in a Phase 1 trial of the intravenous (IV) formulation, with data expected in the third quarter of 2026. SCY-247 has received QIDP, Fast Track and Orphan Drug designation from the FDA. We will continue to pursue non-dilutive funding opportunities to further support its development.

Nasdaq Minimum Bid Price Notification

On June 20, 2025, we received a letter from the Listing Qualifications Department staff of the Nasdaq (Nasdaq) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the $1.00 per share minimum required for continued listing on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1). The letter from Nasdaq had no immediate effect on the listing of our common stock on the Nasdaq Global Market.

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

We now have until June 15, 2026, to meet the requirement for our shares of common stock to maintain a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days, subject to Nasdaq's discretion to require up to twenty consecutive business days. Nasdaq granted the extension after determining that we continue to meet all other continued listing criteria for the Nasdaq Capital Market, including the market value of publicly held shares, and we have provided written notice of our intention to cure the deficiency within the extension period, if necessary, through a reverse stock split.

Securities Purchase Agreement

In March 2026, we entered into a securities purchase agreement with certain investors to issue and sell in a private placement (the March 2026 Private Placement) an aggregate of (i) 34,750,000 shares of our common stock, par value $0.001 per share, (ii) pre-funded warrants to purchase up to 8,750,000 shares of our common stock (Pre-Funded Warrants) and (iii) accompanying warrants to purchase up to 43,500,000 shares of our common stock (Common Warrants). Each Pre-Funded Warrant is exercisable for one share of our common stock at an exercise price of $0.0001 per share, and is exercisable immediately and will expire once exercised in full. Each Common Warrant is exercisable for one share of common stock (or Pre-Funded Warrant in lieu thereof) at an exercise price of $1.20 per share, and will be exercisable beginning on the effective date of the stockholder approval relating to the proposed increase of our authorized shares of common stock and will expire on 5:00 p.m. (New York City time) on the earlier of (i) April 1, 2031 or (ii) the 30th day after we publicly release topline data at Week 48 from our Phase 2 proof-of-concept clinical study evaluating SCY-770 in patients with ADPKD. The March 2026 Private Placement closed on April 1, 2026.

The aggregate gross proceeds to us from the March 2026 Private Placement were $40.0 million, before deducting fees and expenses or any exercise of the Pre-Funded Warrants or Common Warrants. See Note 12 to the unaudited condensed consolidated financial statements for further information regarding the March 2026 Private Placement.

Pursuant to the registration rights agreement that we entered into with the investors in connection with the March 2026 Private Placement, we filed a registration statement on Form S-3 (File No. 333-295493) (the Registration Statement), which was declared effective by the SEC on May 8, 2026, covering the resale of the Registrable Securities (as defined in the registration rights agreement). The Registration Statement covers the shares of common stock underlying the Common Warrants; however, the Common Warrants are not exercisable until the effective date of the stockholder approval relating to the proposed increase in our authorized shares of common stock, as more fully described in the Registration Statement. We have agreed to use reasonable best efforts to keep the Registration Statement effective until the earlier of the date on which all Registrable Securities covered thereby have been sold or may be resold pursuant to Rule 144 under the Securities Act without restriction.

Components of Operating Results

Revenue

Revenue consists of license agreement revenue associated with the GSK license agreement.

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
•
acquired IPR&D with no alternative future use; and
•
allocated overhead.

SCY-247 and ibrexafungerp as part of the MARIO Phase 3 study were the only key research and development projects during the periods presented. We expect to continue to incur significant research and development expense for the foreseeable future as we continue our effort to develop SCY-770 and SCY-247, and to potentially develop our other product candidates, subject to the availability of additional funding.

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

Other Expense (Income)

All of our other expense (income) recognized in the three months ended March 31, 2026 and 2025, consists of amortization of debt issuance costs and discount, interest income, interest expense, other income, and the warrant liabilities fair value adjustment.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Period-to-Period Change
License agreement revenue	$—	$257	$(257)	(100.0)%
Operating expenses:
Research and development	12,351	5,141	7,210	140.2%
Selling, general and administrative	4,588	3,726	862	23.1%
Total operating expenses	16,939	8,867	8,072	91.0%
Loss from operations	(16,939)	(8,610)	(8,329)	96.7%
Other (income) expense:
Amortization of debt issuance costs and discount	—	312	(312)	(100.0)%
Interest income	(535)	(776)	241	(31.1)%
Interest expense	—	173	(173)	(100.0)%
Other income	(354)	—	(354)	—
Warrant liabilities fair value adjustment	5,249	(2,928)	8,177	(279.3)%
Total other expense (income)	4,360	(3,219)	7,579	(235.4)%
Net loss	$(21,299)	$(5,391)	$(15,908)	295.1%

Revenue. For the three months ended March 31, 2025, revenue consists of $0.3 million in license agreement revenue associated with the GSK license agreement.

Research and Development. For the three months ended March 31, 2026, research and development expenses increased to $12.4 million compared to $5.1 million for the three months ended March 31, 2025. The increase of $7.2 million, or 140%, for the three months ended March 31, 2026, was primarily driven by the $8.0 million IPR&D expense recognized for the acquisition of SCY-770 in the three months ended March 31, 2026 and an increase of $0.3 million in clinical expense, offset in part by a decrease of $0.7 million in preclinical expense, and a decrease of $0.4 million in salary expense.

The $0.3 million increase in clinical expense was primarily associated with a $0.3 million increase in expense for the Phase 1 studies for SCY-247. The $0.7 million decrease in preclinical expense was primarily associated with certain preclinical costs associated with the development of SCY-247 in the three months ended March 31, 2025. The decrease of $0.4 million in salary expense is due to the decrease in the number of employees in the three months ended March 31, 2026.

Selling, General & Administrative. For the three months ended March 31, 2026 and 2025, selling, general and administrative expenses increased to $4.6 million compared to $3.7 million for the three months ended March 31, 2025. The increase of $0.9 million, or 23%, was primarily due to the recognition of $0.8 million in offering costs for the March 2026 Private Placement warrant issuance in the three months ended March 31, 2026.

Amortization of Debt Issuance Costs and Discount. For the three months ended March 31, 2025, we recognized $0.3 million in amortization of debt issuance costs and discount. The debt issuance costs and discount for our March 2019 convertible notes, which were fully paid at maturity in March 2025, primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the three months ended March 31, 2026 and 2025, we recognized $0.5 million and $0.8 million, respectively, in interest income on our money market funds and investments.

Interest Expense. For the three months ended March 31, 2025, we recognized $0.2 million in interest expense on our March 2019 convertible notes which were fully paid at maturity in March 2025.

Other Income. For the three months ended March 31, 2026, we recognized $0.4 million in other income associated with certain research and development tax credits.

Warrant Liabilities Fair Value Adjustment. For the three months ended March 31, 2026 and 2025, we recognized a loss of $5.2 million and a gain of $2.9 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the increase and decrease in our stock price during the respective periods.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, we had cash and cash equivalents and investments of $72.4 million, compared to cash and cash equivalents and short-term investments of $56.3 million as of December 31, 2025. We believe our capital resources are sufficient to fund our on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. As of March 31, 2026, our accumulated deficit was $406.4 million.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash, cash equivalents, and restricted cash, January 1	$21,448	$16,595
Net cash used in operating activities	(8,101)	(7,465)
Net cash (used in) provided by investing activities	(525)	12,440
Net cash provided by (used in) financing activities	24,038	(14,084)
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,412	(9,109)
Cash, cash equivalents, and restricted cash, March 31	$36,860	$7,486

Operating Activities

The $0.6 million increase in net cash used in operating activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 was primarily due to the continued development costs associated with SCY-247 in the three months ended March 31, 2026.

Net cash used in operating activities of $8.1 million for the three months ended March 31, 2026, primarily consisted of the $21.3 million net loss adjusted for non-cash charges that included the loss on change in fair value of the warrant liability of $5.2 million, $0.8 million in offering costs for the March 2026 Private Placement warrant issuance, and stock-based compensation expense of $0.6 million, partially offset by a net favorable change in operating assets and liabilities of $6.6 million. The net favorable change in operating assets and liabilities of $6.6 million is due to a net favorable change of $7.4 million due to the increase in operating liabilities offset by a net unfavorable change of $0.8 million due to the increase in operating assets. The net $7.4 million increase in operating liabilities is primarily due to the recognition of the $8.0 million Asset Purchase Agreement payable and a $0.9 million increase in accounts payable offset in part by a decrease of $1.4 million in accrued expenses. The $1.4 million decrease in accrued expenses is primarily due to the $1.1 million decrease in accrued bonus which was paid in the three months ended March 31, 2026. The $0.8 million increase in prepaid expenses, other current assets, deferred costs, and other was primarily due to the $0.5 million increase in other current assets for certain tax credit receivables recognized in the three months ended March 31, 2026.

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

Investing Activities

Net cash used in investing activities of $0.5 million for the three months ended March 31, 2026 consisted of purchases and maturities of investments of $3.3 million and $2.8 million, respectively.

Net cash provided by investing activities for the three months ended March 31, 2025 consisted of the maturities of investments of $12.4 million.

Financing Activities

Net cash provided by financing activities of $24.0 million for the three months ended March 31, 2026, consisted primarily of the $24.0 million in proceeds received for the March 2026 Private Placement.

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

We are continually evaluating our operating plan and assessing the optimal cash utilization for our SCY-770 and SCY-247 development strategy. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses necessary to complete the development of product candidates.

Our future capital requirements will depend on many factors, including:

•
the progress, and costs, of the clinical development of SCY-770 and SCY-247;
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

Our critical estimates and judgments are described within Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by this Item was previously reported on our Current Report on Form 8-K filed with the SEC on March 30, 2026, which is incorporated herein by reference. The shares of common stock, Pre-Funded Warrants and Common Warrants issued in connection with the March 2026 Private Placement were issued without registration under the Securities Act in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 5. Other Information.

During our last fiscal quarter, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1	Reference is made to Exhibits 3.1 through 3.5.

4.2	Form of Prefunded Warrant (Filed with the SEC as Exhibit 4.1 to our Form 8-K, filed with the SEC on March 31, 2026, SEC File No. 001-36365, and incorporated by reference here).

4.3	Form of Common Warrant (Filed with the SEC as Exhibit 4.2 to our Form 8-K, filed with the SEC on March 31, 2026, SEC File No. 001-36365, and incorporated by reference here).

10.1*#	Asset Purchase Agreement between SCYNEXIS, Inc., and Poxel SA, dated as of March 30, 2026

10.2	Form of Securities Purchase Agreement (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on March 31, 2026, SEC File No. 001-36365, and incorporated by reference here).

10.3	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 10.2 to our Form 8-K, filed with the SEC on March 31, 2026, SEC File No. 001-36365, and incorporated by reference here).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

# Portions of this exhibit have been omitted because the omitted information (i) is not material and (ii) is the type of information that the registrant both customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2026

By:	/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 10, 2026