Form 10-Q
period 2026-06-30
SCYNEXIS INC
filed 2026-08-10
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 1, 2026, there were 9,949,609 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$10,487	$21,259
Short-term investments	43,596	18,772
Prepaid expenses and other current assets	1,540	263
Restricted cash	80	80
Deferred offering costs	533	—
Total current assets	56,236	40,374
Investments	17,047	16,247
Deferred offering costs	—	533
Restricted cash	109	109
Operating lease right-of-use asset	1,578	1,764
Total assets	$74,970	$59,027
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,265	$2,225
Accrued expenses	2,034	2,791
Deferred revenue	—	235
Operating lease liability, current portion	526	483
Total current liabilities	5,825	5,734
Warrant liability	796	2,225
Operating lease liability	1,419	1,692
Total liabilities	8,040	9,651
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of June 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 9,949,609 and 5,442,688 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10	5
Additional paid-in capital	465,966	434,515
Accumulated deficit	(399,046)	(385,144)
Total stockholders’ equity	66,930	49,376
Total liabilities and stockholders’ equity	$74,970	$59,027

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License agreement revenue	$235	$1,364	$235	$1,620
Operating expenses:
Research and development	3,891	7,141	16,243	12,282
Selling, general and administrative	4,119	3,784	8,707	7,528
Total operating expenses	8,010	10,925	24,950	19,810
Loss from operations	(7,775)	(9,561)	(24,715)	(18,190)
Other (income) expense:
Amortization of debt issuance costs and discount	—	—	—	312
Interest income	(685)	(510)	(1,168)	(1,305)
Interest expense	—	—	—	173
Other income	(335)	—	(742)	—
Warrant liabilities fair value adjustment	(14,152)	(2,166)	(8,903)	(5,094)
Total other income	(15,172)	(2,676)	(10,813)	(5,914)
Net income (loss)	$7,397	$(6,885)	$(13,902)	$(12,276)
Net income (loss) per share – basic and diluted	$0.63	$(1.11)	$(1.53)	$(1.98)
Weighted average common shares outstanding – basic and diluted	11,824,078	6,218,614	9,115,078	6,199,235

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,902)	$(12,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,148	1,639
Accretion of investments discount	(108)	(314)
Amortization of debt issuance costs and discount	—	312
Change in fair value of warrant liabilities	(8,903)	(5,094)
Noncash operating lease expense for right-of-use asset	186	156
Offering costs for March 2026 Private Placement warrant issuance	891	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets, deferred costs, and other	(1,510)	803
License agreement receivable	—	(9,247)
License agreement contract asset	—	9,509
Accounts payable	434	1,713
Accrued expenses	(757)	(1,316)
Deferred revenue	(235)	(652)
Other liabilities	(230)	(193)
Net cash used in operating activities	(22,986)	(14,960)
Cash flows from investing activities:
Purchase of investments	(39,488)	—
Maturity of investments	14,205	23,713
Net cash (used in) provided by investing activities	(25,283)	23,713
Cash flows from financing activities:
Proceeds from common stock and pre-funded warrants issued for March 2026 Private Placement (Note 12)	40,019	—
Payment of convertible debt	—	(14,000)
Payment of offering costs	(2,539)	(110)
Proceeds from employee stock purchase plan issuances	17	26
Net cash provided by (used in) financing activities	37,497	(14,084)
Net decrease in cash, cash equivalents, and restricted cash	(10,772)	(5,331)
Cash, cash equivalents, and restricted cash at beginning of period	21,448	16,595
Cash, cash equivalents, and restricted cash at end of period	$10,676	$11,264
Supplemental cash flow information:
Cash paid for interest	$—	$420
Cash received for interest	$1,096	$1,226
Noncash financing activities:
Offering costs included in accounts payable and accrued expenses	$606	$—
Reclass of warrant liability for March 2026 Private Placement to additional paid-in capital	$3,914	$—

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

The Company had an accumulated deficit of $399.0 million at June 30, 2026. The Company's capital resources primarily comprised cash and cash equivalents and investments of $71.1 million at June 30, 2026. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new strategic alliances, or new and existing licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of SCY-770 and SCY-247; and (4) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions are eliminated in consolidation.

Reverse Stock Split and Authorized Shares

On May 28, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, to effect a one-for-eight reverse stock split of its outstanding common stock and a reduction in the total number of authorized shares of its common stock from 150,000,000 to 18,750,000, effective as of May 29, 2026. The amendment was approved by the Company’s stockholders at a Special Meeting of Stockholders held on May 19, 2026. On the effective date of May 29, 2026, the number of the Company’s issued and outstanding shares of common stock was decreased from 79,459,299 (pre-reverse stock split) to 9,932,359 and the par value per common share remained unchanged.

All share and per share amounts presented in these unaudited condensed consolidated financial statements have been retroactively adjusted for the reverse stock split and certain items in the prior period financial statements have been revised to conform to the current presentation.

On June 26, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s stock from 23,750,000 shares to 65,000,000 shares, which reflects the increase in the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 18,750,000 shares to 60,000,000 shares. The amendment was approved by the Company’s stockholders at the 2026 Annual Meeting of Stockholders held on June 25, 2026.

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

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2026.

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

Basic and Diluted Net Income (Loss) per Share of Common Stock

The Company calculates net income (loss) per common share in accordance with ASC 260, Earnings Per Share. Basic net income (loss) per common share for the three and six months ended June 30, 2026 and 2025 was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net income (loss) per common share for the three and six months ended June 30, 2026 and 2025 includes the outstanding pre-funded warrants to purchase 398,727 and 400,000 shares of common stock issued in the April 2022 public offering and December 2020 public offering, respectively. Additionally, the weighted average common shares outstanding for the three and six months ended June 30, 2026 includes pre-funded warrants to purchase up to 1,093,744 shares of common stock sold in the March 2026 Private Placement (see Note 7 and Note 12).

The following potentially dilutive shares of common stock have not been included in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2026 and 2025, as the result would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding stock options	474,255	458,052	474,255	458,052
Outstanding restricted stock units	439,104	392,376	439,104	392,376
Warrants to purchase common stock associated with the April 2022 public offering	1,875,003	1,875,003	1,875,003	1,875,003
Warrants to purchase common stock associated with the March 2026 Private Placement	5,437,464	—	5,437,464	—
Warrants to purchase common stock associated with loan agreement	24,851	24,851	24,851	24,851
Warrants to purchase common stock associated with Danforth	6,250	6,250	6,250	6,250
Total	8,256,927	2,756,532	8,256,927	2,756,532

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, which introduced new guidance on disclosures for specified costs and expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

3. Investments

The following table summarizes the investments at June 30, 2026 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2026
Maturities < 1 Year
Corporate bonds	$37,171	$—	$(83)	$37,088
U.S. treasury bill	6,425	—	(2)	6,423
Total short-term investments	$43,596	$—	$(85)	$43,511

Maturities > 1 Year
Corporate bonds	$17,047	$—	$(87)	$16,960
Total investments	$17,047	$—	$(87)	$16,960

As of December 31, 2025
Maturities < 1 Year
Corporate bonds	$18,772	$19	$(3)	$18,788
Total short-term investments	$18,772	$19	$(3)	$18,788

Maturities > 1 Year
Corporate bonds	$16,247	$3	$(11)	$16,239
Total investments	$16,247	$3	$(11)	$16,239

The Company carries investments at amortized cost. As of June 30, 2026 and December 31, 2025, the fair value of the corporate bonds and U.S. treasury bill totals $60.5 million and $35.0 million, respectively, which is determined based on “Level 2” inputs, which consist of quoted prices for similar assets in active markets. The Company has evaluated the unrealized loss position in the corporate bonds and treasury bill as of the balance sheet dates and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity. As of June 30, 2026, the corporate bonds maintain credit ratings of A- and higher.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$446	$141
Other prepaid expenses	164	105
Other current assets	930	17
Total prepaid expenses and other current assets	$1,540	$263

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued research and development expenses	$502	$806
Accrued employee bonus compensation	863	1,507
Other accrued expenses	669	478
Total accrued expenses	$2,034	$2,791

6. Borrowings

March 2019 Note Purchase Agreement

On March 7, 2019, the Company entered into a Senior Convertible Note Purchase Agreement (the “March 2019 Note Purchase Agreement”) with Puissance Life Science Opportunities Fund VI ("Puissance"). Pursuant to the March 2019 Note Purchase Agreement, on March 7, 2019, the Company issued and sold to Puissance $16.0 million aggregate principal amount of its 6.0% Senior Convertible Notes due 2025 (“March 2019 Notes”), resulting in $14.7 million in net proceeds after deducting $1.3 million for an advisory fee and other issuance costs. In April 2019, Puissance converted $2.0 million of the March 2019 Notes for 20,325 shares of common stock. The March 2019 Notes matured on March 15, 2025 and the Company repaid the

$14.0 million due to Puissance and is included as a financing cash outflow in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2025.

7. Stockholders’ Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 60,000,000 shares as of June 30, 2026, and December 31, 2025; 9,949,609 and 5,442,688 shares were issued and outstanding at June 30, 2026 and December 31, 2025, respectively. See Note 12 for further details on the March 2026 Private Placement.

On May 28, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, to effect a one-for-eight (1:8) reverse stock split of its outstanding common stock and a reduction in the total number of authorized shares of its common stock from 150,000,000 to 18,750,000, effective as of May 29, 2026.

On June 26, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s stock from 23,750,000 shares to 65,000,000 shares, which reflects the increase in the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 18,750,000 shares to 60,000,000 shares. The amendment was approved by the Company’s stockholders at the 2026 Annual Meeting of Stockholders held on June 25, 2026.

The following table summarizes common stock share activity for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30, 2026
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2026	7,756,416	$8	$447,742	$(406,443)	$41,307
Net income	—	—	—	7,397	7,397
Stock-based compensation expense	—	—	568	—	568
Common stock issued for vested restricted stock units	19,281	—	—	—	—
Common stock issued for Shares, net of offering costs	2,173,912	2	14,195	—	14,197
Offering costs allocated to Pre-Funded Warrants	—	—	(453)	—	(453)
Reclass of warrant liability for March 2026 Private Placement	—	—	3,914	—	3,914
Balance, June 30, 2026	9,949,609	$10	$465,966	$(399,046)	$66,930

	Three Months Ended June 30, 2025
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2025	4,877,534	$5	$432,453	$(381,926)	$50,532
Net loss	—	—	—	(6,885)	(6,885)
Stock-based compensation expense	—	—	820	—	820
Common stock issued for vested restricted stock units	19,333	—	—	—	—
Balance, June 30, 2025	4,896,867	$5	$433,273	$(388,811)	$44,467

	Six Months Ended June 30, 2026
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2025	5,442,688	$5	$434,515	$(385,144)	$49,376
Net loss	—	—	—	(13,902)	(13,902)
Stock-based compensation expense	—	—	1,148	—	1,148
Common stock issued through employee stock purchase plan	3,600	—	17	—	17
Common stock issued for vested restricted stock units	159,571	—	—	—	—
Common stock issued for Shares, net of offering costs	4,343,750	5	21,067	—	21,072
Proceeds allocated for Pre-Funded Warrants, net of offering costs	—	—	5,305	—	5,305
Reclass of warrant liability for March 2026 Private Placement	—	—	3,914	—	3,914
Balance, June 30, 2026	9,949,609	$10	$465,966	$(399,046)	$66,930

	Six Months Ended June 30, 2025
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	4,746,748	$5	$431,607	$(376,535)	$55,077
Net loss	—	—	—	(12,276)	(12,276)
Stock-based compensation expense	—	—	1,639	—	1,639
Common stock issued through employee stock purchase plan	3,963	—	26	—	26
Common stock issued for vested restricted stock units	146,156	—	1	—	1
Balance, June 30, 2025	4,896,867	$5	$433,273	$(388,811)	$44,467

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2026	December 31, 2025
Outstanding stock options	474,255	443,651
Outstanding restricted stock units	439,104	332,974
Pre-funded warrants to purchase common stock associated with the December 2020 public offering	400,000	400,000
Warrants to purchase common stock associated with the April 2022 public offering	1,875,003	1,875,003
Pre-funded warrants to purchase common stock associated with the April 2022 public offering	398,727	398,727
Warrants to purchase common stock associated with the March 2026 Private Placement	5,437,464	—
Pre-funded warrants to purchase common stock associated with March 2026 Private Placement	1,093,744	—
Warrants to purchase common stock associated with loan agreement	24,851	24,851
Warrant to purchase common stock associated with Danforth	6,250	6,250
For possible future issuance under 2024 Plan (Note 8)	1,480,400	558,739
For possible future issuance under employee stock purchase plan	167,604	171,203
For possible future issuance under 2015 Plan (Note 8)	65,195	83,207
Total common shares reserved for future issuance	11,862,597	4,294,605

Common Warrants Associated with the March 2026 Private Placement and April 2022 Public Offering

The Company concluded that the March 2026 Private Placement common warrants initially did not meet the criteria for equity classification under the guidance of ASC 815 as the Company did not have sufficient authorized and unissued shares to satisfy the warrants if exercised. The Company initially recognized the March 2026 Private Placement common warrants as a liability at their fair value using the Black-Scholes valuation model with the changes in the fair value being recognized in the accompanying unaudited condensed consolidated statements of operations. The March 2026 Private Placement common warrants were only exercisable upon the receipt of Stockholder Approval to increase the Company's authorized shares (see Note 12) which occurred on June 25, 2026. Upon receipt of the Stockholder Approval on June 25, 2026, the warrant liability was remeasured and reclassified to additional paid-in capital. For the three and six months ended June 30, 2026, the Company recognized gains of $11.1 million and $7.5 million, respectively, on the warrant liability fair value adjustment for the March 2026 Private Placement common warrants.

The fair value of the April 2022 public offering outstanding common warrants has been determined using the Black-Scholes valuation model, and the changes in the fair value are recorded in the accompanying unaudited condensed consolidated statements of operations. The outstanding common warrants associated with the April 2022 public offering meet the definition of a derivative pursuant to ASC 815 and do not meet the derivative scope exception given the common warrants do not qualify under the indexation guidance. As a result, the April 2022 public offering common warrants were initially recognized as liabilities and measured at fair value using the Black-Scholes valuation model.

For the three months ended June 30, 2026 and 2025, the Company recognized gains of $3.1 million and $2.2 million, respectively, on the warrant liability fair value adjustment for the April 2022 public offering common warrants. For the six months ended June 30, 2026 and 2025, the Company recognized gains of $1.4 million and $5.1 million, respectively, on the warrant liability fair value adjustment for the April 2022 public offering common warrants. As of June 30, 2026 and December 31, 2025, the fair value of the warrant liabilities was $0.8 million and $2.2 million, respectively.

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

In April 2026, subject to stockholder approval, the Company’s board of directors approved an amendment to the 2024 Plan, which was subsequently approved by the Company’s stockholders at the 2026 Annual Meeting of Stockholders and became effective on June 25, 2026. The material amendments to the 2024 Plan included the following: (i) an increase to the maximum number of shares of our common stock issuable under the 2024 Plan by 1,200,000 shares and (ii) an increase to the maximum number of shares of our common stock issuable through incentive stock options (“ISOs”) granted under the 2024 Plan by 3,600,000 shares.

The aggregate number of shares of the Company's common stock that may be issued under the 2024 Plan will not exceed 2,676,335 shares, which number is the sum of: (i) 768,750 initially reserved under the 2024 Plan, plus (ii) 1,200,000 shares that were approved by the Company's stockholders on June 25, 2026, plus (iii) certain shares subject to outstanding awards granted under the 2014 Plan that may become available for grant under the 2024 Plan as such shares become available from time to time. As of June 30, 2026, there were 1,480,400 shares of common stock available for future issuance under the 2024 Plan.

2015 Inducement Award Plan

As of June 30, 2026, there were 65,195 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”). During the six months ended June 30, 2026 and 2025, there were options to purchase 15,625 and zero shares of the Company’s common stock granted under the 2015 Plan. In August 2026, the Company’s board of directors amended the 2015 Plan and the aggregate number of shares of common stock that may issued pursuant to stock awards under the 2015 Plan was increased from 112,500 to 512,500 shares of common stock.

The activity for the Company’s 2024 Plan, 2014 Plan, and 2015 Plan, for the six months ended June 30, 2026, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2025	443,651	$37.38	6.49	$—
Granted	35,000	$5.48
Forfeited/Cancelled	(4,396)	$317.15
Outstanding — June 30, 2026	474,255	$32.44	6.23	$3
Exercisable — June 30, 2026	330,536	$42.14	5.23	$—
Vested or expected to vest — June 30, 2026	474,255	$32.44	6.23	$3

Restricted stock unit (“RSU”) activity under the 2024 Plan, 2014 Plan, and 2015 Plan for the six months ended June 30, 2026, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2025	332,974	$11.66
Granted	290,747	$5.83
Vested	(159,617)	$11.93
Expired	(25,000)	$13.92
Non-vested at June 30, 2026	439,104	$7.57

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

During the six months ended June 30, 2026 and 2025, the Company granted 102,624 and zero performance-based RSUs, respectively. The Company recognizes stock-based compensation expense for RSUs with performance conditions when it is probable that the conditions will be met and the award will vest. During the three and six months ended June 30, 2026 and 2025, there was zero stock-based compensation expense recognized for performance-based RSUs, respectively.

Stock-based Compensation Cost

The stock-based compensation cost that has been charged against income for stock awards was $0.6 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and was $1.1 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively. The Company accounts for forfeitures as they occur, which may result in the reversal of stock-based compensation costs in subsequent periods as the forfeitures arise. Stock-based compensation expense related to stock awards is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$96	$202	$191	$417
Selling, general and administrative	472	618	957	1,222
Total stock-based compensation expense	$568	$820	$1,148	$1,639

9. Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, investments, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of June 30, 2026 and December 31, 2025 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Cash	$2,195	$2,195	—	—
Restricted cash	189	189	—	—
Money market funds	8,292	8,292	—	—
Total assets	$10,676	$10,676	—	—

Warrant liability	$796	—	—	$796
Total liabilities	$796	—	—	$796

December 31, 2025
Cash	$1,736	$1,736	—	—
Restricted cash	189	189	—	—
Money market funds	19,523	19,523	—	—
Total assets	$21,448	$21,448	—	—

Warrant liability	$2,225	—	—	$2,225
Total liabilities	$2,225	—	—	$2,225

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of June 30, 2026, the cash and cash equivalents of $10.5 million and the restricted cash balances of $0.1 million within short term and $0.1 million in long term on the unaudited condensed consolidated balance sheet, sum to the total of $10.7 million as shown in the unaudited condensed consolidated statement of cash flows.

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

At June 30, 2026 and December 31, 2025, the Level 3 volatility utilized in the Black-Scholes model to fair value the April 2022 public offering warrant liability was 77.3% and 86.1%, respectively. At June 25, 2026, the Level 3 volatility utilized in the Black-Scholes model to fair value the March 2026 Private Placement common warrants liability was 74.1%. The Company utilized a probability assessment to estimate the expected term for the Common Warrants associated with the March 2026 Private Placement. At June 25, 2026, the estimated expected term for the Common Warrants was 2.12 years.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2025	$2,225
Gain adjustment to fair value	(8,903)
Common Warrants issued for March 2026 Private Placement	11,388
Reclass of Common Warrants for March 2026 Private Placement to additional paid-in capital	(3,914)
Balance – June 30, 2026	$796

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

Pursuant to the Asset Purchase Agreement, the Company is obligated to pay Poxel a one-time upfront payment of $8.0 million within thirty days after the Effective Date of the execution of the Asset Purchase Agreement. The Company recognized the $8.0 million upfront payment as an acquired in-process research and development ("IPR&D") expense in research and development in the three months ended March 31, 2026. The Company paid the $8.0 million upfront payment to Poxel in April 2026 and the amount is included as an operating cash outflow within net loss in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2026. In addition, the Company is obligated to pay Poxel milestone payments upon the first achievement of certain development and commercial milestone events related to products containing an acquired compound, for up to a total of $8.0 million in aggregate development milestone payments including a $2.0 million development milestone due on the initiation of the first phase 2 clinical trial, and up to $180.0 million in commercial milestones, of which $125.0 million is triggered by annual net sales at or above $1.0 billion.

In connection with the Transaction, Poxel also granted to the Company an exclusive, sublicensable, perpetual and irrevocable, worldwide license under certain licensed intellectual property controlled by Poxel to research, develop, manufacture, use, sell, offer for sale, import, commercialize and otherwise exploit compounds and products related to the AMP kinase activator program.

11. Segments

The Company has one reportable segment which is drug development. The Company primarily derives revenue from its licensing of developed drugs in difficult-to-treat and drug-resistant infections and manages the business activities on a consolidated basis. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer. The CODM assesses performance for the drug development segment and decides how to allocate resources based on consolidated net income (loss) that also is reported on the consolidated statement of operations. The CODM uses budget, forecast, and actual results of the consolidated net income (loss) in deciding what drug development programs to further progress with its existing and planned capital resources. The measure of segment assets is reported on the balance sheet as consolidated assets.

The table below provides information about the Company's drug development segment and includes the reconciliation to consolidated net income (loss) for the three and six months ended June 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$235	$1,364	$235	$1,620
Less:
Clinical expense	2,019	2,506	4,036	4,217
Preclinical expense	189	1,032	434	1,969
Chemistry, manufacturing, and controls	138	1,771	692	2,273
IPR&D expense (Note 10)	—	—	8,000	—
Selling, general, and administrative	4,119	3,784	8,707	7,528
Interest expense	—	—	—	173
Plus:
Interest income	(685)	(510)	(1,168)	(1,305)
Other segment expense (income) (1)	(12,942)	(334)	(6,564)	(959)
Segment net income (loss)	7,397	(6,885)	(13,902)	(12,276)
Reconciliation of segment net income (loss)
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$7,397	$(6,885)	$(13,902)	$(12,276)

(1) Other segment expense (income) includes other research and development expense, amortization of debt issuance costs and discount, other income, and the warrant liabilities fair value adjustment.

12. Securities Purchase Agreement

On March 30, 2026 (the "SPA Effective Date"), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain new and existing institutional and accredited investors (the “Investors”) pursuant to which the Company, in a private placement (the “March 2026 Private Placement”), agreed to issue and sell to the Investors an aggregate of (i) 4,343,750 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,093,744 shares of Common Stock and (iii) accompanying common warrants (the “Common Warrants” and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to an aggregate of 5,437,464 shares of Common Stock or Pre-Funded Warrants.

Each Share or Pre-Funded Warrant was accompanied by one Common Warrant. 4,343,750 Shares and accompanying Common Warrants were sold at a combined price of $7.36 per Share and accompanying Common Warrant, and 1,093,744 Pre-Funded Warrants and accompanying Common Warrants were sold at a combined price of $7.3592 per Pre-Funded Warrant and accompanying Common Warrant. The aggregate share issuance includes 13,586 Shares and accompanying Common Warrants that were sold to the Company’s President and Chief Executive Officer, Dr. David Angulo. CVI Investments, Inc., a holder of more than 5% of the Company's common stock, participated in the March 2026 Private Placement and purchased 260,868 Shares and accompanying Common Warrants at an aggregate purchase price of approximately $1.9 million.

Each Pre-Funded Warrant has an initial exercise price per share of $0.0008, subject to certain adjustments. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full.

Each Common Warrant is exercisable for one Share (or Pre-Funded Warrant in lieu thereof) at an exercise price of $9.60 per Share, or one Pre-Funded Warrant at an exercise price of $0.0008 per Pre-Funded Warrant in lieu thereof. The Common Warrants became exercisable on June 25, 2026, the effective date of the stockholder approval relating to the increase in the Company’s authorized shares of Common Stock (the “Stockholder Approval”), and will expire at 5:00 p.m. (New York City time) on the earlier of (i) the fifth (5th) anniversary of its original issue date and (ii) the thirtieth (30th) day after the Company publicly releases topline data at Week 48 from the Company’s Phase 2 proof-of-concept clinical study evaluating SCY-770 in patients with autosomal dominant polycystic kidney disease.

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

In connection with the March 2026 Private Placement, the Company also entered into a Registration Rights Agreement, dated March 30, 2026 (the “Registration Rights Agreement”), with the Investors. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-3 (File No. 333-295493) (the "Registration Statement"), which was declared effective by the SEC on May 8, 2026, covering the resale of the Registrable Securities (as defined in the Registration Rights Agreement). The Registration Statement covers the shares of common stock underlying the Common Warrants; the Common Warrants became exercisable on the effective date of the Stockholder Approval on June 25, 2026. The Company also agreed to use reasonable best efforts to keep such Registration Statement effective until the earlier of the date the Registrable Securities covered by such Registration Statement have been sold or may be resold pursuant to Rule 144 under the Securities Act of 1933, as amended without restriction. The Registration Rights Agreement includes customary provisions regarding payment of fees and expenses and indemnification.

The March 2026 Private Placement closed on April 1, 2026 (the "Closing Date"). The total gross proceeds to the Company from the March 2026 Private Placement were $40.0 million, and after deducting placement agent fees and transaction-related expenses, net proceeds of $36.9 million. The Company can receive up to an additional $52.2 million in gross proceeds if the Warrants are fully exercised for cash.

The Company used the with-and-without method to allocate the total gross proceeds by first allocating the portion of the proceeds equal to the fair value of the Common Warrants on the SPA Effective Date with the remaining proceeds allocated to the Shares and Pre-Funded Warrants on a relative fair value basis. The Company measured the fair value of the Shares and Pre-Funded Warrants based on the $6.32 closing common stock share price on the SPA Effective Date. The Company used the relative fair value method to allocate the gross proceeds received from the sales of Shares, Common Warrants, and Pre-Funded Warrants on the unaudited condensed consolidated balance sheet as follows (in thousands):

Proceeds Allocation
Shares	$22,873
Pre-funded Warrants	5,758
Common Warrants	11,388
Total	$40,019

The Company concluded that at the SPA Effective Date, the Common Warrants did not meet the criteria for equity classification under the guidance of ASC 815 as the Company did not have sufficient authorized and unissued shares to satisfy the warrants if exercised. The Common Warrants were only exercisable beginning on the effective date of the Stockholder Approval to increase authorized shares which occurred on June 25, 2026. The Company initially recognized the Common Warrants as liabilities at their fair value. The liability was subject to remeasurement at each balance sheet date and any change in fair value was recognized in the Company’s unaudited condensed consolidated statements of operations. Upon receipt of the Stockholder Approval on June 25, 2026, the warrant liability was remeasured and the liability balance of $3.9 million was reclassified to additional paid-in capital. For the three and six months ended June 30, 2026, the Company recognized gains of $11.1 million and $7.5 million on the warrant liability fair value adjustment for the March 2026 Private Placement common warrants.

The Company concluded that at the SPA Effective Date, the Pre-Funded Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders' equity. The Company incurred $3.1 million of placement agent commissions and other offering costs in connection with the March 2026 Private Placement. The placement agent commissions and other offering costs were allocated between the Shares, Common Warrants, and Pre-Funded Warrants using relative fair value. The Company allocated $1.7 million and $0.5 million of the offering costs between the Shares and Pre-funded Warrants, respectively, and recognized as a reduction of the proceeds within additional paid-in capital in the six months ended June 30, 2026. The remaining $0.9 million of offering costs were allocated to the Common Warrants and recognized within selling, general and administrative expense in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2026. The offering costs allocated to the Common Warrants have been added back to net loss when deriving cash flows used in operations for the six months ended June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2026, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

Overview

SCYNEXIS, Inc. is a clinical-stage biotechnology company focused on developing innovative therapies for severe and difficult-to-treat diseases with significant unmet medical need. Our strategy is centered on advancing differentiated product candidates with novel mechanisms of action that may provide meaningful clinical benefit and commercial opportunity.

Our pipeline is led by SCY-770, a novel, highly selective direct AMP-activated protein kinase (AMPK) activator being developed for the treatment of Autosomal Dominant Polycystic Kidney Disease (ADPKD). ADPKD is a progressive inherited kidney disorder characterized by cyst growth, declining renal function and increased risk of end-stage kidney disease. SCY-770 has received Orphan Drug Designation from the U.S. Food and Drug Administration (FDA) and is designed to target multiple biological pathways associated with cyst formation and disease progression. SCY-770’s mechanism has the potential to address core drivers of disease biology and therefore may be applicable across a broad segment of the ADPKD patient population. As a result, if successfully developed, SCY-770 could offer a differentiated therapeutic profile with the potential for broader use relative to certain existing treatments.

Our proprietary antifungal platform, “fungerps,” includes BREXAFEMME® (ibrexafungerp tablets), the first approved representative of this novel antifungal class, which we licensed to GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK) in May 2023, and SCY-247, a next-generation antifungal compound currently in clinical development. We retain worldwide rights to SCY-247 and additional fungerp compounds in preclinical and discovery-stage development.

We believe our pipeline positions us to participate in multiple areas of significant unmet medical need, including rare kidney disease and invasive fungal infections, where treatment options remain limited and meaningful innovation continues to be needed.

Recent Business Highlights

Acquisition of SCY-770 Program

On March 30, 2026, we entered into an asset purchase agreement with Poxel SA pursuant to which we acquired Poxel’s direct AMPK activator research and development program and related assets, including the compound previously known as PXL-770, now referred to as SCY-770.

We believe the acquisition of SCY-770 significantly enhances our pipeline by adding a clinical-stage rare disease program with the potential to address a large and underserved patient population. The transaction also aligns with our strategic objective of expanding into high-value rare disease indications supported by differentiated science and potentially efficient development pathways.

Pursuant to the agreement, we made an upfront payment of $8.0 million and may be required to make additional development and commercial milestone payments upon achievement of specified milestones.

SCY-770 for ADPKD

SCY-770 is an orally administered small-molecule direct AMPK activator that has been evaluated in multiple clinical studies, including Phase 1 trials and a Phase 2a study in patients with nonalcoholic fatty liver disease. Across studies completed to date, SCY-770 has demonstrated a favorable pharmacokinetic and tolerability profile. The FDA has granted SCY-770 Orphan Drug designation.

We are developing SCY-770 as a potential disease-modifying therapy for ADPKD. We believe SCY-770’s mechanism of action may offer a differentiated therapeutic approach by targeting key biological processes associated with cyst growth, inflammation and metabolic dysregulation implicated in ADPKD progression.

We currently anticipate:

•
completing a Phase 1 confirmatory study during the third quarter of 2026 which will assess food effect and exposure to support dose selection for a Phase 2 study in patients with ADPKD;
•
initiating a Phase 2 proof-of-concept clinical study in ADPKD patients during the fourth quarter of 2026; and
•
obtaining an early efficacy readout during the second half of 2027.

We believe existing and newly generated preclinical and clinical data may support an efficient development strategy. Subject to discussions with the FDA, we believe there may be potential for a streamlined regulatory pathway utilizing imaging-based surrogate endpoints together with confirmatory clinical benefit measures; however, no agreement with the FDA regarding any such pathway has been reached.

Our goal is to develop SCY-770 as a therapy capable of slowing disease progression, limiting cyst growth and improving long-term patient outcomes.

ADPKD Market Opportunity

ADPKD is among the most common inherited kidney disorders and represents a leading genetic cause of kidney failure. The disease is associated with substantial morbidity, progressive loss of kidney function and significant healthcare burden.

We estimate that approximately 140,000 to 160,000 individuals in the United States have been diagnosed with ADPKD, with global prevalence estimated in the millions. Current treatment options remain limited, and existing therapies may present tolerability, monitoring or access-related challenges for certain patients. We believe there is substantial unmet need and potentially meaningful market opportunity for additional therapies capable of slowing disease progression in ADPKD while offering improved tolerability relative to currently available treatment options.

We believe these dynamics create a substantial opportunity for new therapies capable of slowing disease progression while potentially offering improved tolerability, broader patient applicability and long-term treatment utility.

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

We believe SCY-770 may be differentiated by its direct activation of AMPK, a central regulator of cellular energy homeostasis implicated in multiple pathways relevant to ADPKD pathogenesis. Unlike approaches targeting narrow genetic subsets or downstream disease mechanisms, SCY-770 may have the potential for applicability across a broader ADPKD population, although these potential advantages have not yet been clinically established.

SCY-247 Program

SCY-247 is a next-generation antifungal compound being developed in oral and intravenous formulations for the treatment and prevention of invasive fungal infections.

SCY-247 has demonstrated broad-spectrum antifungal activity in preclinical studies, including activity against multidrug-resistant Candida and Aspergillus strains. We believe SCY-247 possesses several potentially differentiated attributes, including oral bioavailability, potent antifungal activity, tissue penetration and pharmacokinetic characteristics supportive of once-daily dosing.

SCY-247 is currently being evaluated in Phase 1 oral and intravenous formulation studies. The oral formulation studies are now complete, with data from the Phase 1 intravenous formulation study anticipated to be available in the third quarter of 2026. Subject to the results of the Phase 1 oral and intravenous studies and available funding, a clinical Phase 2 study of SCY-247 would be anticipated to be initiated in the first half of 2027 in patients with IC.

The FDA has granted SCY-247 Qualified Infectious Disease Product, Fast Track and Orphan Drug designations.

BREXAFEMME

The transfer of the BREXAFEMME New Drug Application to GSK was completed in November 2025 and GSK will be able to initiate regulatory interactions with the FDA to discuss the relaunch of BREXAFEMME for vulvovaginal candidiasis and refractory vulvovaginal candidiasis in the U.S. market. We potentially stand to receive $146.0 million in annual net sales milestones plus royalties in the low-to-mid-single digits upon the relaunch of BREXAFEMME by GSK that could provide a significant future source of non-dilutive capital.

Financing Activities

In March 2026, we entered into a securities purchase agreement with certain institutional and accredited investors in a private placement financing transaction.

The financing generated aggregate gross and net proceeds of $40.0 million and $36.9 million, respectively. We believe this financing strengthens our balance sheet and enhances our ability to advance the development of SCY-770 and SCY-247. We believe our existing cash and cash equivalents and investments are sufficient to fund our on-going operations into 2029.

In addition, if the accompanying common warrants issued in the financing are fully exercised for cash, we could receive additional gross proceeds of up to approximately $52.2 million, subject to warrant exercise conditions.

Reverse Stock Split and Nasdaq Compliance

In June 2025, we received notice from Nasdaq that the closing bid price of our common stock had fallen below the minimum bid price requirement for continued listing. Nasdaq subsequently granted us a compliance period through June 15, 2026 to regain compliance with Nasdaq Listing Rule 5550(a)(2). As of May 28, 2026, we had not regained compliance with the minimum bid price requirement.

On May 28, 2026, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, to effect a one-for-eight reverse stock split of our outstanding common stock. On the effective date of May 29, 2026, the number of our issued and outstanding shares of common stock was decreased from 79,459,299 (pre-reverse stock split) to 9,932,359 and the par value per common share remained unchanged.

On June 15, 2026, we received a letter from Nasdaq notifying us that Nasdaq has determined that for the last 10 consecutive business days, from June 1, 2026 to June 12, 2026, the closing bid price of our common stock has been at $1.00 per share or greater and that, accordingly, we have regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

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

Other Expense (Income)

All of our other expense (income) recognized in the three and six months ended June 30, 2026 and 2025, consists of amortization of debt issuance costs and discount, interest income, interest expense, other income, and the warrant liabilities fair value adjustment.

Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	Period-to-Period Change
License agreement revenue	$235	$1,364	$(1,129)	(82.8)%
Operating expenses:
Research and development	3,891	7,141	(3,250)	(45.5)%
Selling, general and administrative	4,119	3,784	335	8.9%
Total operating expenses	8,010	10,925	(2,915)	(26.7)%
Loss from operations	(7,775)	(9,561)	1,786	(18.7)%
Other (income) expense:
Interest income	(685)	(510)	(175)	34.3%
Other income	(335)	—	(335)	—
Warrant liabilities fair value adjustment	(14,152)	(2,166)	(11,986)	553.4%
Total other income	(15,172)	(2,676)	(12,496)	467.0%
Net income (loss)	$7,397	$(6,885)	$14,282	(207.4)%

Revenue. For the three months ended June 30, 2026 and 2025, revenue consists of $0.2 million and $1.4 million in license agreement revenue associated with the GSK license agreement.

Research and Development. For the three months ended June 30, 2026, research and development expenses decreased to $3.9 million compared to $7.1 million for the three months ended June 30, 2025. The decrease of $3.3 million, or 46%, for the three months ended June 30, 2026, was primarily driven by a decrease of $1.6 million in chemistry, manufacturing, and controls (CMC) expense, a $0.8 million decrease in preclinical expense, a $0.5 million decrease in clinical expense and a net decrease of $0.4 million in other research and development expense.

The $1.6 million decrease in CMC expense was primarily associated with a $1.4 million decrease in costs and expenses associated with the manufacturing of ibrexafungerp for the MARIO Phase 3 study which was terminated in the fourth quarter of 2025. The $0.8 million decrease in preclinical expense was primarily associated with certain preclinical costs associated with the development of the oral formulation of SCY-247 in the three months ended June 30, 2025. The $0.5 million decrease in clinical expense was primarily due to the $0.9 million decrease in expense associated with MARIO Phase 3 study that was terminated in the fourth quarter of 2025, and a $1.5 million decrease in expense for the Phase 1 oral formulation studies for SCY-247, offset in part by an increase in expense of $1.6 million for the Phase 1 intravenous formulation study for SCY-247, and a $0.3 million increase in expense for the Phase 1 SCY-770 study.

Selling, General & Administrative. For the three months ended June 30, 2026, selling, general and administrative expenses increased to $4.1 million compared to $3.8 million for the three months ended June 30, 2025. The increase of $0.3 million, or 9%, for the three months ended June 30, 2026, was primarily due to the increase of $0.3 million in professional fees.

Interest Income. For the three months ended June 30, 2026 and 2025, we recognized $0.7 million and $0.5 million, respectively, in interest income on our money market funds and investments.

Other Income. For the three months ended June 30, 2026, we recognized $0.3 million in other income associated with certain research and development tax credits.

Warrant Liabilities Fair Value Adjustment. For the three months ended June 30, 2026 and 2025, we recognized gains of $14.2 million and $2.2 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the respective periods.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025, together with the changes in those items in dollars and percentage (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	Period-to-Period Change
License agreement revenue	$235	$1,620	$(1,385)	(85.5)%
Operating expenses:
Research and development	16,243	12,282	3,961	32.3%
Selling, general and administrative	8,707	7,528	1,179	15.7%
Total operating expenses	24,950	19,810	5,140	25.9%
Loss from operations	(24,715)	(18,190)	(6,525)	35.9%
Other expense (income):
Amortization of debt issuance costs and discount	—	312	(312)	(100.0)%
Interest income	(1,168)	(1,305)	137	(10.5)%
Interest expense	—	173	(173)	(100.0)%
Other income	(742)	—	(742)	—%
Warrant liabilities fair value adjustment	(8,903)	(5,094)	(3,809)	74.8%
Total other income	(10,813)	(5,914)	(4,899)	82.8%
Net loss	$(13,902)	$(12,276)	$(1,626)	13.2%

Revenue. For the six months ended June 30, 2026 and 2025, revenue consists of $0.2 million and $1.6 million in license agreement revenue associated with the GSK license agreement.

Research and Development. For the six months ended June 30, 2026, research and development expenses increased to $16.2 million compared to $12.3 million for the six months ended June 30, 2025. The increase of $4.0 million, or 32%, for the six months ended June 30, 2026, was primarily driven by the $8.0 million IPR&D expense recognized for the acquisition of SCY-770 in the six months ended June 30, 2026, offset in part by a decrease of $1.5 million in preclinical expense, a decrease of $1.6 million CMC expense, a decrease of $0.7 million in salary expense, and a net decrease of $0.2 million in other research and development expense.

The $1.6 million decrease in CMC was primarily associated with a $1.6 million decrease in costs and expenses associated with the manufacturing of ibrexafungerp for the MARIO Phase 3 study which was terminated in the fourth quarter of 2025. The $1.5 million decrease in preclinical expense was primarily associated with certain preclinical costs associated with the development of the oral and IV formulations of SCY-247 in the six months ended June 30, 2025.

Selling, General & Administrative. For the six months ended June 30, 2026, selling, general and administrative expenses increased to $8.7 million compared to $7.5 million for the six months ended June 30, 2025. The increase of $1.2 million, or 16%, was primarily due to the recognition of $0.9 million in offering costs for the March 2026 Private Placement warrant issuance in the six months ended June 30, 2026 and a $0.6 million increase in other professional fees, offset in part by a net decrease of $0.3 million in other selling, general, and administrative expense.

Amortization of Debt Issuance Costs and Discount. For the six months ended June 30, 2025, we recognized $0.3 million in amortization of debt issuance costs and discount. The debt issuance costs and discount for our March 2019 convertible notes, which were fully paid at maturity in March 2025, primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For the six months ended June 30, 2026 and 2025, we recognized $1.2 million and $1.3 million, respectively, in interest income on our money market funds and investments.

Interest Expense. For the six months ended June 30, 2025, we recognized $0.2 million in interest expense on our March 2019 convertible notes which were fully paid at maturity in March 2025.

Other Income. For the six months ended June 30, 2026, we recognized $0.7 million in other income associated with certain research and development tax credits.

Warrant Liabilities Fair Value Adjustment. For the six months ended June 30, 2026 and 2025, we recognized gains of $8.9 million and $5.1 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the respective periods.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had cash and cash equivalents and investments of $71.1 million, compared to cash and cash equivalents and short-term investments of $56.3 million as of December 31, 2025. We believe our capital resources are sufficient to fund our on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. As of June 30, 2026, our accumulated deficit was $399.0 million.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash, cash equivalents, and restricted cash, January 1	$21,448	$16,595
Net cash used in operating activities	(22,986)	(14,960)
Net cash (used in) provided by investing activities	(25,283)	23,713
Net cash provided by (used in) financing activities	37,497	(14,084)
Net decrease in cash, cash equivalents, and restricted cash	(10,772)	(5,331)
Cash, cash equivalents, and restricted cash, June 30	$10,676	$11,264

Operating Activities

The $8.0 million increase in net cash used in operating activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 was primarily due to the $8.0 million payment for the acquisition of SCY-770 and the continued development costs associated with SCY-247 in the six months ended June 30, 2026.

Net cash used in operating activities of $23.0 million for the six months ended June 30, 2026, primarily consisted of the $13.9 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $8.9 million, $0.9 million in offering costs for the March 2026 Private Placement warrant issuance, and stock-based compensation expense of $1.1 million, partially offset by a net unfavorable change in operating assets and liabilities of $2.3 million. The net unfavorable change in operating assets and liabilities of $2.3 million is due to the increase of $1.5 million in operating assets and a decrease of $0.8 million in operating liabilities. The $1.5 million increase in prepaid expenses, other current assets, deferred costs, and other was primarily due to the $0.9 million increase in other current assets for certain tax credit receivables recognized in the six months ended June 30, 2026.

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

Investing Activities

Net cash used in investing activities of $25.3 million for the six months ended June 30, 2026 consisted of purchases and maturities of investments of $39.5 million and $14.2 million, respectively.

Net cash provided by investing activities for the six months ended June 30, 2025 consisted of the maturities of investments of $23.7 million.

Financing Activities

Net cash provided by financing activities of $37.5 million for the six months ended June 30, 2026, consisted primarily of the $40.0 million in proceeds received from the March 2026 Private Placement.

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

As of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.5

Certificate of Amendment of Amended and Restated Certificate of Incorporation of SCYNEXIS, Inc. (Filed with the SEC as Exhibit 3.1 to our Form 8-K, filed with SEC on May 29, 2026, SEC File No. 001-36365, and incorporated by reference here).

3.6

Certificate of Amendment of Amended and Restated Certificate of Incorporation of SCYNEXIS, Inc. (Filed with the SEC as Exhibit 3.1 to our Form 8-K, filed with SEC on June 26, 2026, SEC File No. 001-36365, and incorporated by reference here).

3.7

Amended and Restated By-Laws (Filed with the SEC as Exhibit 3.4 to our Registration Statement on Form S-1, filed with the SEC on February 27, 2014, SEC File No. 333-194192, and incorporated by reference here).

4.1	Reference is made to Exhibits 3.1 through 3.6.

10.1*	Amendment to Employment Agreement, dated April 8, 2026, between SCYNEXIS, Inc. and Ivor Macleod.

10.2*	Amendment to Employment Agreement, dated April 8, 2026, between SCYNEXIS, Inc. and Scott Sukenick.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2026

By:	/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 9, 2026