Form 10-Q
period 2026-09-30
SCYNEXIS INC
filed 2026-11-05
CIK 1178253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 1, 2026, there were 9,953,155 shares of the registrant’s Common Stock outstanding.

SCYNEXIS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$8,228	$21,259
Short-term investments	38,937	18,772
Prepaid expenses and other current assets	2,430	263
Restricted cash	135	80
Deferred offering costs	627	—
Total current assets	50,357	40,374
Investments	16,061	16,247
Deferred offering costs	—	533
Restricted cash	54	109
Operating lease right-of-use asset	1,479	1,764
Total assets	$67,951	$59,027
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,601	$2,225
Accrued expenses	2,502	2,791
Deferred revenue	—	235
Operating lease liability, current portion	549	483
Total current liabilities	6,652	5,734
Warrant liability	980	2,225
Operating lease liability	1,272	1,692
Total liabilities	8,904	9,651
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares as of September 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 9,952,738 and 5,442,688 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	10	5
Additional paid-in capital	466,541	434,515
Accumulated deficit	(407,504)	(385,144)
Total stockholders’ equity	59,047	49,376
Total liabilities and stockholders’ equity	$67,951	$59,027

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License agreement revenue	$—	$334	$235	$1,955
Operating expenses:
Research and development	6,199	5,452	22,441	17,735
Selling, general and administrative	3,562	3,287	12,268	10,815
Total operating expenses	9,761	8,739	34,709	28,550
Loss from operations	(9,761)	(8,405)	(34,474)	(26,595)
Other (income) expense:
Amortization of debt issuance costs and discount	—	—	—	312
Interest income	(617)	(454)	(1,786)	(1,759)
Interest expense	—	—	—	173
Other income	(870)	—	(1,609)	—
Warrant liabilities fair value adjustment	184	640	(8,719)	(4,454)
Total other (income) expense	(1,303)	186	(12,114)	(5,728)
Net loss	$(8,458)	$(8,591)	$(22,360)	$(20,867)
Net loss per share – basic and diluted	$(0.71)	$(1.38)	$(2.23)	$(3.36)
Weighted average common shares outstanding – basic and diluted	11,842,836	6,237,361	10,037,699	6,212,127

The accompanying notes are an integral part of the financial statements.

SCYNEXIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(22,360)	$(20,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,710	2,165
Accretion of investments discount	(184)	(412)
Amortization of debt issuance costs and discount	—	312
Change in fair value of warrant liabilities	(8,719)	(4,454)
Noncash operating lease expense for right-of-use asset	285	239
Offering costs for March 2026 Private Placement warrant issuance	891	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets, deferred costs, and other	(2,479)	1,745
License agreement receivable	—	(9,247)
License agreement contract asset	—	9,509
Accounts payable	1,307	(992)
Accrued expenses	(314)	(1,019)
Deferred revenue	(235)	(365)
Other liabilities	(354)	(298)
Net cash used in operating activities	(30,452)	(23,684)
Cash flows from investing activities:
Purchase of investments	(39,488)	—
Maturity of investments	20,005	36,130
Net cash (used in) provided by investing activities	(19,483)	36,130
Cash flows from financing activities:
Proceeds from common stock and pre-funded warrants issued for March 2026 Private Placement (Note 12)	40,019	—
Proceeds from common stock issued	—	4
Payment of convertible debt	—	(14,000)
Payment of offering costs	(3,145)	(110)
Proceeds from employee stock purchase plan issuances	30	51
Net cash provided by (used in) financing activities	36,904	(14,055)
Net decrease in cash, cash equivalents, and restricted cash	(13,031)	(1,609)
Cash, cash equivalents, and restricted cash at beginning of period	21,448	16,595
Cash, cash equivalents, and restricted cash at end of period	$8,417	$14,986
Supplemental cash flow information:
Cash paid for interest	$—	$420
Cash received for interest	$1,572	$1,632
Noncash financing activities:
Offering costs included in accounts payable and accrued expenses	$95	$—
Reclass of warrant liability for March 2026 Private Placement to additional paid-in capital	$3,914	$—

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

The Company's proprietary antifungal platform, “fungerps,” includes SCY-247, a next-generation antifungal compound currently in clinical development for the treatment of invasive candidiasis and prevention of invasive fungal diseases and BREXAFEMME® (ibrexafungerp tablets), the first approved representative of this novel antifungal class, which the Company licensed to GlaxoSmithKline Intellectual Property (No. 3) Limited ("GSK") in May 2023.

The Company owns 100% of the intellectual property covering SCY-247, as well as additional fungerp compounds in preclinical and discovery stages of development. The FDA has granted Qualified Infectious Disease Product status, Fast Track, and Orphan Drug designations for SCY-247. In September 2026, the Company announced it had been awarded contract number 75A50126C00007 (the "BARDA Contract") by the Biomedical Advanced Research and Development Authority ("BARDA") to advance the development of SCY-247 in the treatment of invasive candidiasis and prevention of invasive fungal infections in high-risk patients. The BARDA Contract provides for potential total non-dilutive funding by BARDA of up to $213.9 million. The initial base period of the BARDA Contract commences in September 2026 and provides approximately $18.5 million to support the advancement of oral and intravenous SCY-247 into a Phase 2 study in patients with invasive candidiasis. The balance of the award is subject to BARDA exercising up to six options which could extend the term of the BARDA Contract for up to ten years.

The Company had an accumulated deficit of $407.5 million at September 30, 2026. The Company's capital resources primarily comprised cash and cash equivalents and investments of $63.2 million at September 30, 2026. While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements, the Company's liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new strategic alliances, or new and existing licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to its development of SCY-770 and SCY-247; and (4) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2026.

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

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic net loss per common share for the three and nine months ended September 30, 2026 and 2025 was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Per ASC 260, Earnings Per Share, the weighted average number of common shares outstanding utilized for determining the basic net loss per common share for the three and nine months ended September 30, 2026 and 2025 includes the outstanding pre-funded warrants to purchase 398,727 and 400,000 shares of common stock issued in the April 2022 public offering and December 2020 public offering, respectively. Additionally, the weighted average common shares outstanding for the three and nine months ended September 30, 2026 includes pre-funded warrants to purchase up to 1,093,744 shares of common stock sold in the March 2026 Private Placement (see Note 7 and Note 12).

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three and nine months ended September 30, 2026 and 2025, as the result would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding stock options	639,693	453,385	639,693	453,385
Outstanding restricted stock units	449,854	336,704	449,854	336,704
Warrants to purchase common stock associated with the April 2022 public offering	1,875,003	1,875,003	1,875,003	1,875,003
Warrants to purchase common stock associated with the March 2026 Private Placement	5,437,464	—	5,437,464	—
Warrants to purchase common stock associated with loan agreement	24,851	24,851	24,851	24,851
Warrants to purchase common stock associated with Danforth	6,250	6,250	6,250	6,250
Total	8,433,115	2,696,193	8,433,115	2,696,193

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

In October 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which introduced authoritative guidance on the accounting for government grants received by business entities. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact ASU 2025-10 will have on its consolidated financial statements.

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

3. Investments

The following table summarizes the investments at September 30, 2026 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2026
Maturities < 1 Year
Corporate bonds	$35,208	$—	$(141)	$35,067
U.S. treasury bill	3,729	—	(2)	3,727
Total short-term investments	$38,937	$—	$(143)	$38,794

Maturities > 1 Year
Corporate bonds	$16,061	$—	$(180)	$15,881
Total investments	$16,061	$—	$(180)	$15,881

As of December 31, 2025
Maturities < 1 Year
Corporate bonds	$18,772	$19	$(3)	$18,788
Total short-term investments	$18,772	$19	$(3)	$18,788

Maturities > 1 Year
Corporate bonds	$16,247	$3	$(11)	$16,239
Total investments	$16,247	$3	$(11)	$16,239

The Company carries investments at amortized cost. As of September 30, 2026 and December 31, 2025, the fair value of the corporate bonds and U.S. treasury bill totals $54.7 million and $35.0 million, respectively, which is determined based on “Level 2” inputs, which consist of quoted prices for similar assets in active markets. The Company has evaluated the unrealized loss position in the corporate bonds and treasury bill as of the balance sheet dates and did not consider it to be indicative of an other-than-temporary impairment as the securities are highly-rated and the Company expects to realize the full principal amount at maturity. As of September 30, 2026, the corporate bonds maintain credit ratings of A- and higher.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$290	$141
Other prepaid expenses	103	105
Other current assets	2,037	17
Total prepaid expenses and other current assets	$2,430	$263

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued research and development expenses	$524	$806
Accrued employee bonus compensation	1,351	1,507
Other accrued expenses	627	478
Total accrued expenses	$2,502	$2,791

6. Borrowings

March 2019 Note Purchase Agreement

On March 7, 2019, the Company entered into a Senior Convertible Note Purchase Agreement (the “March 2019 Note Purchase Agreement”) with Puissance Life Science Opportunities Fund VI ("Puissance"). Pursuant to the March 2019 Note Purchase Agreement, on March 7, 2019, the Company issued and sold to Puissance $16.0 million aggregate principal amount of its 6.0% Senior Convertible Notes due 2025 (“March 2019 Notes”), resulting in $14.7 million in net proceeds after deducting $1.3 million for an advisory fee and other issuance costs. In April 2019, Puissance converted $2.0 million of the March 2019 Notes for 20,325 shares of common stock. The March 2019 Notes matured on March 15, 2025 and the Company repaid the

$14.0 million due to Puissance and is included as a financing cash outflow in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2025.

7. Stockholders’ Equity

Authorized, Issued, and Outstanding Common Stock

The Company’s authorized common stock has a par value of $0.001 per share and consists of 60,000,000 shares as of September 30, 2026, and December 31, 2025; 9,952,738 and 5,442,688 shares were issued and outstanding at September 30, 2026 and December 31, 2025, respectively. See Note 12 for further details on the March 2026 Private Placement.

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

The following table summarizes common stock share activity for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30, 2026
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2026	9,949,609	$10	$465,966	$(399,046)	$66,930
Net loss	—	—	—	(8,458)	(8,458)
Stock-based compensation expense	—	—	562	—	562
Common stock issued through employee stock purchase plan	3,129	—	13	—	13
Balance, September 30, 2026	9,952,738	$10	$466,541	$(407,504)	$59,047

	Three Months Ended September 30, 2025
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2025	4,896,867	$5	$433,273	$(388,811)	$44,467
Net loss	—	—	—	(8,591)	(8,591)
Stock-based compensation expense	—	—	526	—	526
Common stock issued through employee stock purchase plan	3,972	—	25	—	25
Common stock issued, net of expenses	343,750	—	3	—	3
Balance, September 30, 2025	5,244,589	$5	$433,827	$(397,402)	$36,430

	Nine Months Ended September 30, 2026
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2025	5,442,688	$5	$434,515	$(385,144)	$49,376
Net loss	—	—	—	(22,360)	(22,360)
Stock-based compensation expense	—	—	1,710	—	1,710
Common stock issued through employee stock purchase plan	6,729	—	30	—	30
Common stock issued for vested restricted stock units	159,571	—	—	—	—
Common stock issued for Shares, net of offering costs	4,343,750	5	21,067	—	21,072
Proceeds allocated for Pre-Funded Warrants, net of offering costs	—	—	5,305	—	5,305
Reclass of warrant liability for March 2026 Private Placement	—	—	3,914	—	3,914
Balance, September 30, 2026	9,952,738	$10	$466,541	$(407,504)	$59,047

	Nine Months Ended September 30, 2025
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	4,746,748	$5	$431,607	$(376,535)	$55,077
Net loss	—	—	—	(20,867)	(20,867)
Stock-based compensation expense	—	—	2,165	—	2,165
Common stock issued through employee stock purchase plan	7,936	—	51	—	51
Common stock issued for vested restricted stock units	146,155	—	—	—	—
Common stock issued, net of expenses	343,750	—	4	—	4
Balance, September 30, 2025	5,244,589	$5	$433,827	$(397,402)	$36,430

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2026	December 31, 2025
Outstanding stock options	639,693	443,651
Outstanding restricted stock units	449,854	332,974
Pre-funded warrants to purchase common stock associated with the December 2020 public offering	400,000	400,000
Warrants to purchase common stock associated with the April 2022 public offering	1,875,003	1,875,003
Pre-funded warrants to purchase common stock associated with the April 2022 public offering	398,727	398,727
Warrants to purchase common stock associated with the March 2026 Private Placement	5,437,464	—
Pre-funded warrants to purchase common stock associated with March 2026 Private Placement	1,093,744	—
Warrants to purchase common stock associated with loan agreement	24,851	24,851
Warrant to purchase common stock associated with Danforth	6,250	6,250
For possible future issuance under 2024 Plan (Note 8)	1,480,712	558,739
For possible future issuance under employee stock purchase plan	164,475	171,203
For possible future issuance under 2015 Plan (Note 8)	288,695	83,207
Total common shares reserved for future issuance	12,259,468	4,294,605

Common Warrants Associated with the March 2026 Private Placement and April 2022 Public Offering

The Company concluded that the March 2026 Private Placement common warrants initially did not meet the criteria for equity classification under the guidance of ASC 815 as the Company did not have sufficient authorized and unissued shares to satisfy the warrants if exercised. The Company initially recognized the March 2026 Private Placement common warrants as a liability at their fair value using the Black-Scholes valuation model with the changes in the fair value being recognized in the accompanying unaudited condensed consolidated statements of operations. The March 2026 Private Placement common warrants were only exercisable upon the receipt of Stockholder Approval to increase the Company's authorized shares (see Note 12) which occurred on June 25, 2026. Upon receipt of the Stockholder Approval on June 25, 2026, the warrant liability was remeasured and reclassified to additional paid-in capital. For the nine months ended September 30, 2026, the Company recognized a gain of $7.5 million on the warrant liability fair value adjustment for the March 2026 Private Placement common warrants.

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

For the three months ended September 30, 2026 and 2025, the Company recognized losses of $0.2 million and $0.6 million, respectively, on the warrant liability fair value adjustment for the April 2022 public offering common warrants. For the nine months ended September 30, 2026 and 2025, the Company recognized gains of $1.2 million and $4.5 million, respectively, on the warrant liability fair value adjustment for the April 2022 public offering common warrants. As of September 30, 2026 and December 31, 2025, the fair value of the warrant liabilities was $1.0 million and $2.2 million, respectively.

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

The aggregate number of shares of the Company's common stock that may be issued under the 2024 Plan will not exceed 2,676,335 shares, which number is the sum of: (i) 768,750 initially reserved under the 2024 Plan, plus (ii) 1,200,000 shares that were approved by the Company's stockholders on June 25, 2026, plus (iii) certain shares subject to outstanding awards granted under the 2014 Plan that may become available for grant under the 2024 Plan as such shares become available from time to time. As of September 30, 2026, there were 1,480,712 shares of common stock available for future issuance under the 2024 Plan.

2015 Inducement Award Plan

As of September 30, 2026, there were 288,695 shares of common stock available for future issuance under the Company’s 2015 Inducement Award Plan (“2015 Plan”). During the nine months ended September 30, 2026 and 2025, there were options to purchase 181,375 and zero shares of the Company’s common stock granted under the 2015 Plan. In August 2026, the Company’s board of directors amended the 2015 Plan and the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2015 Plan was increased from 112,500 to 512,500 shares of common stock.

The activity for the Company’s 2024 Plan, 2014 Plan, and 2015 Plan, for the nine months ended September 30, 2026, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding — December 31, 2025	443,651	$37.38	6.49	$—
Granted	200,750	$4.97
Forfeited/Cancelled	(4,708)	$311.19
Outstanding — September 30, 2026	639,693	$25.20	7.01	$39
Exercisable — September 30, 2026	345,375	$40.68	5.10	$—
Vested or expected to vest — September 30, 2026	639,693	$25.20	7.01	$39

Restricted stock unit (“RSU”) activity under the 2024 Plan, 2014 Plan, and 2015 Plan for the nine months ended September 30, 2026, is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2025	332,974	$11.66
Granted	301,497	$5.78
Vested	(159,617)	$11.93
Expired/Cancelled	(25,000)	$13.92
Non-vested at September 30, 2026	449,854	$7.50

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

During the nine months ended September 30, 2026 and 2025, the Company granted 102,624 and zero performance-based RSUs, respectively. The Company recognizes stock-based compensation expense for RSUs with performance conditions when it is probable that the conditions will be met and the award will vest. During the three and nine months ended September 30, 2026 and 2025, there was zero stock-based compensation expense recognized for performance-based RSUs, respectively.

Stock-based Compensation Cost

The stock-based compensation cost that has been charged against income for stock awards was $0.6 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and was $1.7 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively. The Company accounts for forfeitures as they occur, which may result in the reversal of stock-based compensation costs in subsequent periods as the forfeitures arise. Stock-based compensation expense related to stock awards is included in the following line items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$104	$(8)	$295	$409
Selling, general and administrative	458	534	1,415	1,756
Total stock-based compensation expense	$562	$526	$1,710	$2,165

9. Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, investments, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of September 30, 2026 and December 31, 2025 for financial instruments measured at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Classification
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Cash	$790	$790	—	—
Restricted cash	189	189	—	—
Money market funds	7,438	7,438	—	—
Total assets	$8,417	$8,417	—	—

Warrant liability	$980	—	—	$980
Total liabilities	$980	—	—	$980

December 31, 2025
Cash	$1,736	$1,736	—	—
Restricted cash	189	189	—	—
Money market funds	19,523	19,523	—	—
Total assets	$21,448	$21,448	—	—

Warrant liability	$2,225	—	—	$2,225
Total liabilities	$2,225	—	—	$2,225

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As of September 30, 2026, the cash and cash equivalents of $8.2 million and the restricted cash balances of $0.1 million within short term and $0.1 million in long term on the unaudited condensed consolidated balance sheet, sum to the total of $8.4 million as shown in the unaudited condensed consolidated statement of cash flows.

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

At September 30, 2026 and December 31, 2025, the Level 3 volatility utilized in the Black-Scholes model to fair value the April 2022 public offering warrant liability was 75.9% and 86.1%, respectively. At June 25, 2026, the Level 3 volatility utilized in the Black-Scholes model to fair value the March 2026 Private Placement common warrants liability was 74.1%. The Company utilized a probability assessment to estimate the expected term for the Common Warrants associated with the March 2026 Private Placement. At June 25, 2026, the estimated expected term for the Common Warrants was 2.12 years.

A reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance – December 31, 2025	$2,225
Gain adjustment to fair value	(8,719)
Common Warrants issued for March 2026 Private Placement	11,388
Reclass of Common Warrants for March 2026 Private Placement to additional paid-in capital	(3,914)
Balance – September 30, 2026	$980

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

Pursuant to the Asset Purchase Agreement, the Company is obligated to pay Poxel a one-time upfront payment of $8.0 million within thirty days after the Effective Date of the execution of the Asset Purchase Agreement. The Company recognized the $8.0 million upfront payment as an acquired in-process research and development ("IPR&D") expense in research and development in the three months ended March 31, 2026. The Company paid the $8.0 million upfront payment to Poxel in April 2026 and the amount is included as an operating cash outflow within net loss in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2026. In addition, the Company is obligated to pay Poxel milestone payments upon the first achievement of certain development and commercial milestone events related to products containing an acquired compound, for up to a total of $8.0 million in aggregate development milestone payments including a $2.0 million development milestone due on the initiation of the first phase 2 clinical trial, and up to $180.0 million in commercial milestones, of which $125.0 million is triggered by annual net sales at or above $1.0 billion.

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

The table below provides information about the Company's drug development segment and includes the reconciliation to consolidated net loss for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$334	$235	$1,955
Less:
Clinical expense	3,415	1,729	7,450	5,943
Preclinical expense	573	1,131	1,005	3,097
Chemistry, manufacturing, and controls	373	792	1,067	3,065
IPR&D expense (Note 10)	—	—	8,000	—
Selling, general, and administrative	3,562	3,287	12,268	10,815
Interest expense	—	—	—	173
Plus:
Interest income	(617)	(454)	(1,786)	(1,759)
Other segment expense (income) (1)	1,152	2,440	(5,409)	1,488
Segment net loss	(8,458)	(8,591)	(22,360)	(20,867)
Reconciliation of segment net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(8,458)	$(8,591)	$(22,360)	$(20,867)

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

The March 2026 Private Placement closed on April 1, 2026. The total gross proceeds to the Company from the March 2026 Private Placement were $40.0 million, and after deducting placement agent fees and transaction-related expenses, net proceeds of $36.9 million. The Company can receive up to an additional $52.2 million in gross proceeds if the Warrants are fully exercised for cash.

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

The Company concluded that at the SPA Effective Date, the Common Warrants did not meet the criteria for equity classification under the guidance of ASC 815 as the Company did not have sufficient authorized and unissued shares to satisfy the warrants if exercised. The Common Warrants were only exercisable beginning on the effective date of the Stockholder Approval to increase authorized shares which occurred on June 25, 2026. The Company initially recognized the Common Warrants as liabilities at their fair value. The liability was subject to remeasurement at each balance sheet date and any change in fair value was recognized in the Company’s unaudited condensed consolidated statements of operations. Upon receipt of the Stockholder Approval on June 25, 2026, the warrant liability was remeasured and the liability balance of $3.9 million was reclassified to additional paid-in capital. For the nine months ended September 30, 2026, the Company recognized a gain of $7.5 million on the warrant liability fair value adjustment for the March 2026 Private Placement common warrants.

The Company concluded that at the SPA Effective Date, the Pre-Funded Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders' equity. The Company incurred $3.1 million of placement agent commissions and other offering costs in connection with the March 2026 Private Placement. The placement agent commissions and other offering costs were allocated between the Shares, Common Warrants, and Pre-Funded Warrants using relative fair value. The Company allocated $1.7 million and $0.5 million of the offering costs between the Shares and Pre-funded Warrants, respectively, and recognized as a reduction of the proceeds within additional paid-in capital in the nine months ended September 30, 2026. The remaining $0.9 million of offering costs were allocated to the Common Warrants and recognized within selling, general and administrative expense in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026. The offering costs allocated to the Common Warrants have been added back to net loss when deriving cash flows used in operations for the nine months ended September 30, 2026.

13. BARDA

On September 25, 2026, the Company entered into the BARDA Contract with BARDA, part of the Administration for Strategic Preparedness and Response within the U.S. Department of Health and Human Services, to support the development of SCY-247, the Company’s second-generation fungerp antifungal candidate.

The BARDA Contract provides for potential total non-dilutive funding by BARDA of up to $213.9 million. The initial base period of the BARDA Contract commences in September 2026 and provides approximately $18.5 million to support the advancement of oral and intravenous SCY-247 into a Phase 2 study in patients with invasive candidiasis. The balance of the award is subject to BARDA exercising up to six options which could extend the term of the BARDA Contract for up to ten years. If all options are exercised, the BARDA Contract could fund the development of SCY-247 from its current stage through NDA submissions to the FDA for two indications: treatment of invasive candidiasis and prevention of invasive fungal infections in high-risk patients.

The BARDA Contract is structured as a cost-share arrangement, with BARDA providing support for eligible SCY-247 costs, including both direct and general and administrative expenses. The Company expects to fund its share of near-term program costs for SCY-247 within its existing operating plan. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature. BARDA may terminate the BARDA Contract for convenience at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of results that may occur in future interim periods or future fiscal years. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2026. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

Overview

SCYNEXIS, Inc. is a clinical-stage biotechnology company dedicated to advancing innovative solutions for severe rare diseases. Our strategy is centered on advancing differentiated product candidates with novel mechanisms of action that may provide meaningful clinical benefit and commercial opportunity.

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

Our proprietary antifungal platform, “fungerps,” includes SCY-247, a next-generation antifungal compound currently in clinical development for the treatment of invasive candidiasis and prevention of invasive fungal diseases and BREXAFEMME® (ibrexafungerp tablets), the first approved representative of this novel antifungal class, which we licensed to GlaxoSmithKline Intellectual Property (No. 3) Limited (GSK) in May 2023.

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

SCY-770 for ADPKD

SCY-770 is an orally administered small-molecule direct AMPK activator that has been evaluated in multiple clinical studies, including Phase 1 trials and a Phase 2a study in patients with nonalcoholic fatty liver disease. Across studies completed to date, SCY-770 has demonstrated a favorable pharmacokinetic and tolerability profile. The FDA has granted SCY-770 Orphan Drug designation for the treatment of ADPKD.

We are developing SCY-770 as a potential disease-modifying therapy for ADPKD. We believe SCY-770’s mechanism of action may offer a differentiated therapeutic approach by targeting key biological processes associated with cyst growth, inflammation and metabolic dysregulation implicated in ADPKD progression. In October 2026, we announced the completion of a Phase 1 study of SCY-770. The study was conducted to evaluate the safety and tolerability, as well as to characterize the pharmacokinetics of SCY-770 to support dose selection for the Phase 2 study in patients with ADPKD. The Phase 1 study enrolled 25 healthy participants across three cohorts. In the initial cohort, participants received a single 500 mg dose of SCY-770 under fed and fasted conditions. Participants in the subsequent cohorts received SCY-770 at either 750 mg once daily or 500 mg twice daily, or placebo, for seven days. SCY-770 was well tolerated across all cohorts and demonstrated a safety profile consistent with prior clinical experience. Pharmacokinetic data from this and prior studies will inform dose selection for the Phase 2 trial in patients with ADPKD.

We currently anticipate:

•
initiating a Phase 2 proof-of-concept clinical study in ADPKD patients during the fourth quarter of 2026; and
•
conducting an interim analysis of the Phase 2 study in the fourth quarter of 2027.

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

We estimate that approximately 140,000 to 160,000 individuals in the United States are diagnosed with ADPKD, with global prevalence estimated in the millions. Current treatment options remain limited, and existing therapies may present tolerability, toxicity-monitoring or access-related challenges for certain patients. We believe there is substantial unmet need and potentially meaningful market opportunity for additional therapies capable of slowing disease progression in ADPKD while offering improved tolerability relative to currently available treatment options.

We believe these dynamics create a substantial opportunity for new therapies capable of slowing disease progression while potentially offering improved tolerability, broader patient applicability and long-term treatment utility.

The competitive landscape for ADPKD is evolving but remains limited. Tolvaptan, marketed in the United States as JYNARQUE, is currently the only therapy approved that can slow progression of ADPKD. Its use is limited to patients at risk of rapid progression due to tolerability issues, prescribing restrictions, and requirements associated with a risk evaluation and mitigation strategy (REMS) program. In 2025, the FDA approved Lupin’s generic formulation of tolvaptan for the treatment of ADPKD, providing a lower‑cost alternative to JYNARQUE; however, the generic product is subject to the same REMS requirements and safety considerations as the branded product and does not address the tolerability‑related limitations that have constrained broader adoption of tolvaptan‑based therapy. There are other products with different mechanisms of action in development for the treatment of ADPKD.

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

SCY-247 Program and BARDA Contract

SCY-247 is a next-generation antifungal compound being developed in oral and intravenous formulations for the treatment of invasive candidiasis and for the prevention of invasive fungal infections in patients at high-risk such as those undergoing bone marrow transplant or other conditions suppressing the immune system. We own 100% of the intellectual property covering SCY-247. In September 2026, we announced we had been awarded a contract by the Biomedical Advanced Research and Development Authority (BARDA) (the BARDA Contract) to advance the development of SCY-247 in the treatment of invasive candidiasis and prevention of invasive fungal infections in high-risk patients. The initial base period of the BARDA Contract provides approximately $18.5 million to support advancement of oral and intravenous SCY-247 into a Phase 2 trial in patients with invasive candidiasis.

The BARDA Contract is structured as a cost-sharing arrangement under which BARDA funds a portion of eligible costs associated with the development of SCY-247. If all options are exercised, BARDA’s total contribution over the potential 10-year term of the contract is estimated to be approximately $213.9 million. BARDA’s contribution includes a portion of both eligible direct SCY-247 development costs and eligible general and administrative expenses. BARDA’s contribution toward eligible general and administrative expenses is expected to offset and substantially reduce the Company’s incremental costs associated with the development of SCY-247. The Company expects to fund its share of near-term SCY-247 program costs within its existing operating plan. The BARDA Contract contains terms and conditions that are customary for contracts of this nature, including BARDA’s right to terminate for convenience at any time.

SCY-247 has demonstrated broad-spectrum antifungal activity in preclinical studies, including activity against multidrug-resistant Candida and Aspergillus strains. We believe SCY-247 possesses several potentially differentiated attributes, including availability of both oral and intravenous formulations, potent antifungal activity, tissue distribution profile supportive of both treatment and prevention of invasive fungal disease indications, low risk for significant drug interactions and pharmacokinetic characteristics supportive of once-daily dosing.

SCY-247 has been evaluated in Phase 1 oral and intravenous formulation studies which are now complete. In October 2026, we announced topline results from our Phase 1 single ascending dose (SAD) and multiple ascending dose (MAD) trial of the intravenous formulation of SCY-247. The study evaluated the safety and characterized the pharmacokinetics of intravenous SCY-247 to inform progression to, and dose selection for, a Phase 2 study in patients with invasive candidiasis. The Phase 1 study enrolled 56 healthy participants across seven cohorts: 42 received SCY-247 by peripheral intravenous infusion and 14 received placebo. The study evaluated single ascending doses up to 300 mg and multiple ascending doses administered once daily for seven days up to 200 mg.

SCY-247 administered by peripheral intravenous infusion was generally well tolerated. The most commonly reported adverse reactions were mild to moderate erythema and pain at the infusion site. There were no drug-related serious adverse events or discontinuations due to a related adverse event.

Intravenous doses of 50 mg once daily or higher achieved exposures at or above the efficacy target identified in murine models of invasive candidiasis. A previously completed Phase 1 study indicated that oral doses of 100 mg or higher are also anticipated to achieve the target exposure for efficacy. Overall, the safety, tolerability, and pharmacokinetic profile observed in these studies support the continued clinical development of SCY-247.

We currently anticipate initiating a Phase 2 study in patients with invasive candidiasis in 2027. The FDA has granted SCY-247 Qualified Infectious Disease Product, Fast Track and Orphan Drug designations.

BREXAFEMME

The Ibrexafungep’s IND and BREXAFEMME New Drug Applications to the FDA have been transferred to GSK and we believe that GSK continues making progress toward the relaunch of BREXAFEMME in the U.S. market. We potentially stand to receive $146.0 million in annual net sales milestones plus net royalties in the low-to-mid-single digits following the relaunch of BREXAFEMME by GSK that could provide a significant future source of non-dilutive capital.

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
•
allocated overhead.

SCY-770, SCY-247, and ibrexafungerp as part of the MARIO Phase 3 study (the MARIO Phase 3 study was terminated in the fourth quarter of 2025) were the only significant research and development projects during the periods presented. We expect to continue to incur significant research and development expense for the foreseeable future as we continue our effort to develop SCY-770 and SCY-247, and to potentially develop our other product candidates, subject to the availability of additional funding.

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

Other Expense (Income)

All of our other expense (income) recognized in the three and nine months ended September 30, 2026 and 2025, consists of amortization of debt issuance costs and discount, interest income, interest expense, other income, and the warrant liabilities fair value adjustment.

Results of Operations for the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025, together with the changes in those items in dollars and percentage (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	Period-to-Period Change
License agreement revenue	$—	$334	$(334)	(100.0)%
Operating expenses:
Research and development	6,199	5,452	747	13.7%
Selling, general and administrative	3,562	3,287	275	8.4%
Total operating expenses	9,761	8,739	1,022	11.7%
Loss from operations	(9,761)	(8,405)	(1,356)	16.1%
Other (income) expense:
Interest income	(617)	(454)	(163)	35.9%
Other income	(870)	—	(870)	—
Warrant liabilities fair value adjustment	184	640	(456)	(71.3)%
Total other (income) expense	(1,303)	186	(1,489)	(800.5)%
Net loss	$(8,458)	$(8,591)	$133	(1.5)%

Revenue. For the three months ended September 30, 2025, revenue consists of $0.3 million in license agreement revenue associated with the GSK license agreement.

Research and Development. For the three months ended September 30, 2026, research and development expenses increased to $6.2 million compared to $5.5 million for the three months ended September 30, 2025. The increase of $0.7 million, or 14%, for the three months ended September 30, 2026, was primarily driven by an increase of $1.7 million in clinical expense, offset in part by a $0.6 million decrease in preclinical expense, and a $0.4 million decrease in chemistry, manufacturing, and controls (CMC) expense.

The $1.7 million increase in clinical expense was primarily associated with a $1.2 million increase in expense for the Phase 1 intravenous formulation study for SCY-247 and a $1.3 million increase in expense for the Phase 1 SCY-770 study, offset in part by a $1.1 million decrease in expense associated with MARIO Phase 3 study that was terminated in the fourth quarter of 2025. The $0.6 million decrease in preclinical expense was primarily associated with certain preclinical costs associated with the development of the oral and intravenous formulations of SCY-247 in the three months ended September 30, 2025. The $0.4 million decrease in CMC expense was primarily due to CMC costs associated with the intravenous formulation of SCY-247 that were incurred in the three months ended September 30, 2025.

Selling, General & Administrative. For the three months ended September 30, 2026, selling, general and administrative expenses increased to $3.6 million compared to $3.3 million for the three months ended September 30, 2025. The increase of $0.3 million, or 8%, for the three months ended September 30, 2026, was primarily due to the increase of $0.2 million in professional fees.

Interest Income. For the three months ended September 30, 2026 and 2025, we recognized $0.6 million and $0.5 million, respectively, in interest income on our money market funds and investments.

Other Income. For the three months ended September 30, 2026, we recognized $0.9 million in other income associated with certain research and development tax credits.

Warrant Liability Fair Value Adjustment. For the three months ended September 30, 2026 and 2025, we recognized losses of $0.2 million and $0.6 million, respectively, in the fair value adjustment related to the warrant liability primarily due to the increase in our stock price during the respective periods.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025, together with the changes in those items in dollars and percentage (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Period-to-Period Change
License agreement revenue	$235	$1,955	$(1,720)	(88.0)%
Operating expenses:
Research and development	22,441	17,735	4,706	26.5%
Selling, general and administrative	12,268	10,815	1,453	13.4%
Total operating expenses	34,709	28,550	6,159	21.6%
Loss from operations	(34,474)	(26,595)	(7,879)	29.6%
Other expense (income):
Amortization of debt issuance costs and discount	—	312	(312)	(100.0)%
Interest income	(1,786)	(1,759)	(27)	1.5%
Interest expense	—	173	(173)	(100.0)%
Other income	(1,609)	—	(1,609)	—%
Warrant liabilities fair value adjustment	(8,719)	(4,454)	(4,265)	95.8%
Total other income	(12,114)	(5,728)	(6,386)	111.5%
Net loss	$(22,360)	$(20,867)	$(1,493)	7.2%

Revenue. For the nine months ended September 30, 2026 and 2025, revenue consists of $0.2 million and $2.0 million in license agreement revenue associated with the GSK license agreement.

Research and Development. For the nine months ended September 30, 2026, research and development expenses increased to $22.4 million compared to $17.7 million for the nine months ended September 30, 2025. The increase of $4.7 million, or 27%, for the nine months ended September 30, 2026, was primarily driven by the $8.0 million IPR&D expense recognized for the acquisition of SCY-770 in the nine months ended September 30, 2026, an increase of $1.5 million in clinical expense, offset in part by a decrease of $2.1 million in preclinical expense, a decrease of $2.0 million in CMC expense, a decrease of $0.6 million in salary expense, and a net decrease of $0.1 million in other research and development expense.

The $1.5 million increase in clinical expense was primarily associated with a $3.6 million increase in expense for the Phase 1 intravenous formulation study for SCY-247 and a $1.6 million increase in expense for the Phase 1 SCY-770 study, offset in part by a $2.2 million decrease in expense for the Phase 1 oral formulation study of SCY-247 and a $2.1 million decrease in expense associated with MARIO Phase 3 study that was terminated in the fourth quarter of 2025. The $2.0 million decrease in CMC expense was primarily associated with a $1.4 million decrease in costs associated with the manufacturing of ibrexafungerp for the MARIO Phase 3 study. The $2.1 million decrease in preclinical expense was primarily associated with certain preclinical costs associated with the development of the oral and intravenous formulations of SCY-247 in the nine months ended September 30, 2025.

Selling, General & Administrative. For the nine months ended September 30, 2026, selling, general and administrative expenses increased to $12.3 million compared to $10.8 million for the nine months ended September 30, 2025. The increase of $1.5 million, or 13%, was primarily due to the recognition of $0.9 million in offering costs for the March 2026 Private Placement warrant issuance in the nine months ended September 30, 2026, a $0.2 million increase in other professional fees, and a net increase of $0.4 million in other selling, general, and administrative expense.

Amortization of Debt Issuance Costs and Discount. For the nine months ended September 30, 2025, we recognized $0.3 million in amortization of debt issuance costs and discount. The debt issuance costs and discount for our March 2019 convertible notes, which were fully paid at maturity in March 2025, primarily consisted of an allocated portion of advisory fees and other issuance costs and the initial fair value of the derivative liability.

Interest Income. For both the nine months ended September 30, 2026 and 2025, we recognized $1.8 million in interest income on our money market funds and investments.

Interest Expense. For the nine months ended September 30, 2025, we recognized $0.2 million in interest expense on our March 2019 convertible notes which were fully paid at maturity in March 2025.

Other Income. For the nine months ended September 30, 2026, we recognized $1.6 million in other income associated with certain research and development tax credits.

Warrant Liabilities Fair Value Adjustment. For the nine months ended September 30, 2026 and 2025, we recognized gains of $8.7 million and $4.5 million, respectively, in the fair value adjustment related to the warrant liabilities primarily due to the decrease in our stock price during the respective periods.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2026, we had cash and cash equivalents and investments of $63.2 million, compared to cash and cash equivalents and investments of $56.3 million as of December 31, 2025. We believe our capital resources are sufficient to fund our on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. As of September 30, 2026, our accumulated deficit was $407.5 million.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash, cash equivalents, and restricted cash, January 1	$21,448	$16,595
Net cash used in operating activities	(30,452)	(23,684)
Net cash (used in) provided by investing activities	(19,483)	36,130
Net cash provided by (used in) financing activities	36,904	(14,055)
Net decrease in cash, cash equivalents, and restricted cash	(13,031)	(1,609)
Cash, cash equivalents, and restricted cash, September 30	$8,417	$14,986

Operating Activities

The $6.8 million increase in net cash used in operating activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 was primarily due to the $8.0 million payment for the acquisition of SCY-770 and the continued development costs associated of SCY-770 and SCY-247.

Net cash used in operating activities of $30.5 million for the nine months ended September 30, 2026, primarily consisted of the $22.4 million net loss adjusted for non-cash charges that included the gain on change in fair value of the warrant liabilities of $8.7 million, $0.9 million in offering costs for the March 2026 Private Placement warrant issuance, and stock-based compensation expense of $1.7 million, partially offset by a net unfavorable change in operating assets and liabilities of $2.1 million. The net unfavorable change in operating assets and liabilities of $2.1 million is due to the increase of $2.5 million in operating assets and an increase of $0.4 million in operating liabilities. The $2.5 million increase in prepaid expenses, other current assets, deferred costs, and other was primarily due to the $1.7 million increase in other current assets for certain tax credit receivables recognized in the nine months ended September 30, 2026.

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

Investing Activities

Net cash used in investing activities of $19.5 million for the nine months ended September 30, 2026 consisted of purchases and maturities of investments of $39.5 million and $20.0 million, respectively.

Net cash provided by investing activities for the nine months ended September 30, 2025 consisted of the maturities of investments of $36.1 million.

Financing Activities

Net cash provided by financing activities of $36.9 million for the nine months ended September 30, 2026, consisted primarily of the $40.0 million in proceeds received from the March 2026 Private Placement.

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

As of September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1	Reference is made to Exhibits 3.1 through 3.6.

10.1*	Employment Agreement, dated September 9, 2026, between SCYNEXIS, Inc. and Sanjay Subramanian.

10.2*#	Award/Contract, dated September 25, 2026, between SCYNEXIS, Inc. and Biomedical Advanced Research and Development Authority.

10.3

SCYNEXIS, Inc. 2024 Equity Incentive Plan (Filed with the SEC as Exhibit 99.1 to our Registration Statement on Form S-8, filed with the SEC on August 10, 2026, SEC File No. 333-298183, and incorporated by reference here).

10.4

SCYNEXIS, Inc. 2015 Inducement Award Plan (Filed with the SEC as Exhibit 99.2 to our Registration Statement on Form S-8, filed with the SEC on August 10, 2026, 2026, SEC File No. 333-298183, and incorporated by reference here).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

# This exhibit has been omitted (a) pursuant to a request for confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission or (b) because it is both (i) not material and (ii) is the type of information that SCYNEXIS, Inc. treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCYNEXIS, INC.

By:	/s/ David Angulo, M.D.
David Angulo, M.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2026

By:	/s/ Sanjay Subramanian
Sanjay Subramanian
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 4, 2026